Form 10-Q
period 1995-03-31
HADRON INC
filed 1995-05-15
CIK 44800

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549
                     ---------------------
                           Form 10-Q
                     ---------------------

/X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period from __________ to ___________

                 Commission file number 0-5404
                     _____________________

                          Hadron, Inc.
     (Exact name of registrant as specified in its charter)

     New York                                11-2120726
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

                        9990 Lee Highway
                    Fairfax, Virginia  22030
            (Address of principal executive offices)

       Registrant's Telephone number including area code
                         (703) 359-6201

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days:
                   Yes  X         No

As of May 8, 1995, 1,492,625 shares of the Common Stock of the registrant were outstanding.


                 HADRON, INC. AND SUBSIDIARIES
                       TABLE OF CONTENTS


Part I Financial Information:

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
                March 31, 1995 and June 30, 1994

               Condensed Consolidated Statements
                of Operations for the Three and Nine
                Months Ended March 31, 1995 and 1994

               Condensed Consolidated Statements of
                Cash Flows for the Nine Months Ended
                March 31, 1995 and 1994

               Notes to Condensed Consolidated
                Financial Statements

     Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 1.   Legal Proceedings


SIGNATURES


                  HADRON, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                MARCH 31, 1995 AND JUNE 30, 1994

ASSETS

                                       Mar. 31      June 30,
                                          1995          1994
Current assets:
  Cash and Cash equivalents          $ 188,035      $518,551

  Restricted cash                      120,000       120,000

  Accounts receivable, net           3,623,855     3,323,295

  Prepaid expenses and other            78,417        60,494
                                   -----------  ------------
Total current assets                 4,010,307     4,022,340

Fixed assets, net                      229,759       371,726

Other assets:
  Contractual rights acquired           34,918        53,405
  Restricted cash-long-term             40,000       130,000
  Investments and other                 82,639       120,415
                                   -----------  ------------
  Total other assets                   157,557       303,820
                                   -----------  ------------
Total assets                        $4,397,623    $4,697,886
                                   ===========  ============

See Notes to Condensed Consolidated Financial Statements
(Unaudited)



                  HADRON, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                MARCH 31, 1995 AND JUNE 30, 1994

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
                                             March, 30      June 30,
                                                  1995          1994
                                          ------------  ------------
Current liabilities:
  Notes payable - Bank                              $0    $3,705,969
  Current maturities of long-term debt       1,196,955       137,352
  Accounts payable                           2,070,783     1,778,858
  Other current liabilities                  1,814,876     1,909,032
  Deferred income                               15,396        32,494
                                           -----------  ------------
  Total current liabilities                  5,098,010     7,563,705
                                           -----------  ------------
  Note Payable - Related party                 300,000       300,000
  Long-term debt                                40,160        37,100
  Other long-term liabilities                   27,248       102,963
Commitments and contingencies
Total Liabilities                            5,465,418     8,003,768
                                           -----------  ------------

Shareholders' equity (deficit)
Common stock $.02 par;
  authorized 20,000,000 shares
  Issued:
    3/31/95 - 1,505,125 shares
    6/30/94 - 1,505,132 shares
  Outstanding:
    3/31/95 - 1,492,625 shares
    6/30/94 - 1,492,632 shares                  30,103        30,103
Capital in excess of par                     9,767,863     9,767,863
Accumulated deficit                       (10,342,323)  (12,580,410)
                                           -----------  ------------
Total                                        (544,357)   (2,782,444)
Less 12,500 shares of treasury stock
  at cost                                    (523,438)     (523,438)
                                           -----------  ------------
Total shareholders' equity (deficit)       (1,067,795)   (3,305,882)
                                           -----------  ------------
Total liabilities and shareholders'
  equity (deficit)                          $4,397,623    $4,697,886
                                           ===========  ============

See Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

                  HADRON, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATMENTS OF OPERATIONS (UNAUDITED)
   FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994


                          Nine Months Ended          Three Months Ended
                              March 31                    March 31
                             1995          1994           1995         1994
                          -----------   ------------   -----------  -----------
Revenues                 $ 14,754,762   $ 14,201,287   $ 5,916,917  $ 4,564,872
                          -----------   ------------   -----------  -----------
Operating
costs/expenses:
 Cost of revenue           12,933,056     12,829,706     5,179,383    3,983,640
 Selling, Gen/Admin         2,089,082      2,672,506       727,763      939,564
 Direct Labor -
   Wage Deter. Provision            0        240,000             0      240,000
 Asset Valuation Pro.               0        965,239             0            0
                          -----------   ------------   -----------  -----------
Total Operating
  costs and expenses:      15,022,138     16,707,451     5,907,146    5,163,204
                          -----------   ------------   -----------  -----------
Operating income (loss)     (267,376)    (2,506,164)         9,771    (598,332)
                          -----------   ------------   -----------  -----------
Other income (expense):
  Interest expense, net     (169,069)      (201,543)      (62,914)     (67,422)
  Other expense              (40,324)       (14,856)      (53,666)        5,158
                          -----------   ------------   -----------  -----------
Total other expense         (209,393)      (216,399)     (116,580)     (62,264)
                          -----------   ------------   -----------  -----------
Loss before income taxes
  and extraordinary gain    (476,769)    (2,722,563)     (106,809)    (660,596)
Provision for income            3,699          1,656           813            0
taxes
                          -----------   ------------   -----------  -----------
Loss before
extraordinary               (480,468)    (2,724,219)     (107,622)    (660,596)
  gain
Extraordinary gain on
  extinguishment of debt    2,718,418              0             0            0
                          -----------   ------------   -----------  -----------
Net income (loss)         $ 2,237,950   ($2,724,219)    ($107,622)   ($660,596)
                          ===========   ============   ===========  ===========
Per share data
Loss before
extraordinary                 ($0.32)        ($1.83)       ($0.07)       (0.44)
  gain
Extraordinary gain on
  extinguishment of debt         1.82           0.00          0.00         0.00
                          -----------   ------------   -----------  -----------
Net Income (loss)               $1.50        ($1.83)       ($0.07)      ($1.44)
                          ===========   ============   ===========  ===========
Weighted average number
 of common shares
 outstanding during
 the period                 1,492,626      1,492,660     1,492,628    1,492,660
                          ===========   ============   ===========  ===========


See Notes to Condensed Consolidated Financial Statements
(Unaudited)


                 HADRON, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994


                                                    Nine Months Ended
                                                        March 31,
                                                   1995          1994
                                                -----------   ------------
Cash Flow from operating activities:
  Net income (loss)                             $ 2,237,950  $ (2,724,219)
                                                -----------   ------------
Adjustments to reconcile net loss to net
  cash provided (used) by operating
  activities:
  Depreciation and amortization                     182,937        285,645
  Extraordinary gain on extinguishment of debt  (2,718,418)              0
Changes in net assets and liabilities:
  Accounts receivable                             (300,560)        243,208
  Prepaid expenses                                 (17,923)         12,878
  Other assets                                       37,776       (36,242)
  Restricted cash                                    90,000              0
  Accounts payable                                  291,925        482,130
  Deferred income                                  (17,098)       (27,809)
  Other current liabilities                          18,293        443,079
  Asset valuation provision                               0        965,239
  Other long-term liabilities                      (72,518)              0
                                                -----------   ------------
    Total adjustments                           (2,505,586)      2,368,128
                                                -----------   ------------
Net cash used by operating activities:            (267,636)      (356,091)
                                                -----------   ------------
Cash flows used for investing activities:
  Property additions                               (22,483)      (108,466)
                                                -----------   ------------
Net cash used for investing activities:            (22,483)      (108,466)
Cash flows from financing activities:
 Borrowing on bank and other loans                  960,000              0
 Payments on bank and other loans               (1,000,397)      (124,624)
 Principal payments udr capital lease oblig.              0        (5,700)
                                                -----------   ------------
Net cash used by financing activities              (40,397)      (130,324)
                                                -----------   ------------
Net decrease in cash                              (330,516)      (594,881)
Cash and cash equivalents at beginning of prd.      518,551        927,189
                                                -----------   ------------
Cash and cash equivalents at end of prd.          $ 188,035     $  332,308
                                                ===========   ============

See Notes to Condensed Consolidated Financial Statements
(Unaudited)



                 HADRON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

      The interim condensed consolidated financial statements for Hadron, Inc. (the "Company") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed, consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994 ("1994 Form 10-K") filed with the Securities and Exchange Commission.


2.   Legal Proceedings

     As disclosed in previous filings of the Company's annual and quarterly reports, in September 1992 the Company filed a proof of claim in the bankruptcy of United Press International ("UPI"). The claim for $594,621.66 owed to the Company by UPI included unpaid building rent, administrative and legal services charges and other expenses. The claim also reflected a possible setoff of $500,000 then believed to be owed by the Company to UPI, resulting in a net claim of $94,621.66.

      In July 1993, UPI filed an adversarial action challenging the Company's claim and demanded $500,000 plus interest based upon an alleged debt due from the Company to UPI. After further investigation, the Company determined that it was not indebted to UPI in any amount. The Company's amended proof of claim filed in March 1994 withdrew earlier reference to the possible setoff and adjusted certain of its accounts receivable against UPI, resulting in an amended claim of $512,477.87. In May 1994, the Bankruptcy Court converted UPI's case to Chapter 7 of the U.S. Bankruptcy Code. The litigation between the Company and UPI was stayed pending the appointment of a Chapter 7 Trustee.

      A pretrial conference in the adversary proceeding has been rescheduled to June 6, 1995. The Company does not believe it will ultimately incur any liability pursuant to the UPI adversarial action and has made no provision in its financial statements for this matter.

3.   Restricted Cash/Note Payable - Related Party

      The Company's $160,000 in Restricted Cash at March 31, 1995 represents funds invested in certificates of deposit as collateral for an irrevocable letter of credit which collateralizes certain payments due to Equitable Variable Life Insurance Company ("Equitable") pursuant to a lease amendment dated October 21, 1993 between Equitable, as landlord, and the Company, as tenant, amending the Company's lease of its principal offices in Fairfax, Virginia ("Lease Amendment"). The $300,000 Note Payable - Related Party represents a convertible promissory note ("Note") dated October 21, 1993 in the original principal amount of $300,000, executed by Engineering and Information Services, Inc. ("EISI") and SyCom Services, Inc. ("SyCom"), two wholly owned subsidiaries of the Company and payable to C.W. Gilluly, Chairman of the Board of Directors and Chief Executive Officer of the Company. The proceeds of the $300,000 Note were utilized to obtain the collateral required for the issuance of the irrevocable letter of credit. For a more detailed description of the Lease Amendment and the Note, see the 1994 Form 10-K.


4.   FDIC Settlement Agreement

     On September 14, 1994, the Company entered into a Settlement Agreement with the Federal Deposit Insurance Corporation ("FDIC"). Principally through accounts receivable funding with Commerce Funding Corporation ("CFC"), the Company paid the FDIC $1,100,000 as consideration for a complete release from all indebtedness to the FDIC. Hadron owed the FDIC $3,905,093 consisting of a note payable of $3,705,969, net of cash collateral reserve of $25,000, and accrued interest of $224,124. Prior to this settlement the Company had been in default related to its obligation to the FDIC.

      The financial settlement with the FDIC resulted in an extraordinary gain of $2,718,418 which was recorded in the first quarter fiscal 1995 condensed consolidated financial statements. In addition to the $1.1 million settlement, the Company incurred legal and other professional fees of $86,675 to consummate the settlement.

      During September 1994, the Company entered into a one-year renewable agreement with CFC to finance a substantial portion of the Company's accounts receivable. On assigned invoices, the Company generally receives 80% of the invoice amount at the time of billing purchase and the remaining 20% less CFC fees and interest when the invoice is paid. The Company is charged an interest fee on the funded amount at an annualized rate of 18.25%, plus an annual commitment fee of $100,000 payable in equal monthly installments. At March 31, 1995, the Company had borrowings of approximately $1,060,000 from CFC.




5.   Concentration of Business

      The Company has historically been, and continues to be, heavily dependent upon contracts from various U.S. government agencies. As reported in various forums, in the area of U.S. government procurement for goods and services, government contractors, including the Company, have experienced and will continue to experience, increased levels of competition as overall government expenditures are reduced. This increased competition will focus on both technical expertise and price. The Company is marketing its capabilities in various civilian and defense agencies, as well as in the commercial marketplace, in an effort to diversify its customer base and to maintain or increase its market share.
Item 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1995
            TO THE THREE MONTHS ENDED MARCH 31, 1994


      During the three months ended March 31, 1995, the Company's revenues were approximately $5,917,000, or approximately $1,352,000 more than revenues for the three months which ended March 31, 1994. This represents a 30% increase in revenue in the quarter ended March 31, 1995, as compared with the quarter ended March 31, 1994.

     The increase in revenue between the three months ended March 31, 1995 and the three months ended March 31, 1994, was primarily due to increases in revenues of the Company's wholly owned subsidiaries, Acumenics Research and Technology, Inc.
("Acumenics"), Engineering and Information Services, Inc. ("EISI") and Sycom Services, Inc. ("SyCom"), offset by a revenue decline in the Aerospace Sciences, Inc. ("ASI") subsidiary. The increase in Acumenics' revenue is the result of obtaining new business through an existing contract and the EISI and SyCom revenue increases reflect increased staffing on existing contracts and the acquisition of new contracts. The ASI revenue decline is attributable to contracts completed during fiscal year 1994 which were not supplemented by new contracts.

      Operational expenses for the quarter ended March 31,1995, were approximately $5,907,000, as compared with operational expenses of approximately $5,163,000 for the quarter ended March 31, 1994. This represents a 14% increase in operational expenses for the three months ended March 31, 1995, as compared with the corresponding period ended March 31, 1994. This increase in expenses  reflects  a  30%  increase  in  costs  of  revenues  in conjunction with the 30% revenue increase, offset by an approximately $212,000 decrease in selling, general and administrative expenses and the presence of a $240,000 direct labor wage determination provision in the three months ended March 31, 1994 with no corresponding one-time adjustment in the three months ended March 31, 1995. The approximately $212,000 decrease in selling, general and administrative expenses is attributable to aggressive cost cutting and significantly reduced legal expenses in the three months ended March 31, 1995 as compared with the three months ended March 31, 1994.

      Costs of revenue for the three months ended March 31, 1995, increased from 87% of revenues to 88% of revenues as compared with the corresponding three months ended March 31, 1994. This reflects a change in the revenue mix as distributed among Hadron's subsidiaries in the three months ended March 31, 1995, when compared with the revenue composition for the three months ended March 31, 1994.

      The Company earned operating income for the quarter ended March 31, 1995 of approximately $10,000, as compared to an operating loss of approximately $598,000 for the corresponding quarter of the prior year. The Company's improvement from an operating loss to operating income, an aggregate change of approximately $608,000, was predominately due to increased revenues, reduced selling, general and administrative expenses and the inclusion of the $240,000 direct labor wage determination provision in the three months ended March 31, 1994, with no corresponding expense in the quarter ended March 31, 1995.

      For the quarter ended March 31, 1995, net interest expense of approximately $63,000 decreased by approximately $4,000 compared to the corresponding period of the prior year. This decrease is due to a significant decrease in the Company's debt, partially offset by higher interest rates primarily attributable to new debt borrowings from CFC in the three months ended March 31, 1995 as compared with the three months ended March 31, 1994.

     The Company recorded a net loss of approximately $108,000 in the three months ended March 31, 1995, as compared with a net loss of approximately $661,000 for the three months ended March 31, 1994. The net loss is attributable to continuing interest expense and other expenses including payment by the Company of
$25,000 in settlement of a lawsuit in the ordinary course of business. The improvement is attributable to increased revenues and reduced expenses, including the direct labor wage determination provision recorded in the three months ended March 31, 1994, as discussed above.


       COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1995
            TO THE NINE MONTHS ENDED MARCH 31, 1994

      During the nine months ended March 31, 1995, the Company's revenues were approximately $14,755,000, or approximately $554,000 more than revenues for the nine months which ended March 31, 1994. This represents a 4% increase in revenue in the nine months ended March 31, 1995, as compared with the nine months ended March 31, 1994. The increase in revenue between the nine months ended March 31, 1995 and the nine months ended March 31, 1994, was primarily due to increased revenues in EISI and SyCom offset by revenue declines in Acumenics and ASI. The revenue increases in EISI and SyCom reflect increased staffing on existing contracts and the acquisition of new contracts. The decline in Acumenics is predominately due to significantly reduced spending levels at the U.S. Department of Justice ("DOJ"), Acumenics' main customer, pursuant to government-fiscal-year-end budgetary constraints and a reduced case load, offset by revenues garnered from a new customer utilizing the DOJ contract vehicle. The ASI revenue decline is attributable to contracts completed during fiscal year 1994 which were not supplemented by new contracts.

      Operational expenses for the nine months ended March 31, 1995, were approximately $15,022,000, as compared with operational expenses of approximately $16,707,000 for the nine months ended March 31, 1994. This represents an 10% decrease in operational expenses for the nine months ended March 31, 1995, as compared with the corresponding period ended March 31, 1994. This reduction in expenses reflects a slight increase in costs or revenue corresponding to increased revenues, offset by decreased selling, general and administrative expenses and the presence of a $240,000 direct labor wage determination provision and an approximately $965,000 asset valuation provision in the nine months ended March 31, 1994 with no corresponding one-time adjustments in the nine months ended March 31, 1995.

      Costs of revenue for the nine months ended March 31, 1995, decreased from 90% of revenues to 88% of revenues as compared with the corresponding nine months ended March 31, 1994. This reflects a revenue mix in the nine months ended March 31, 1995, which is weighted more highly towards labor, as opposed to other direct costs, when compared with the revenue composition for the nine months ended March 31, 1994 and changes in the distribution of Hadron's revenue among its subsidiaries.

      Selling, general and administrative expenses decreased by approximately $583,000 in the nine months ended March 31, 1995, as compared with the nine months ended March 31, 1994. This decrease primarily results from aggressive cost cutting, including reductions in indirect labor of approximately $222,000 and outside services, predominately legal fees, of approximately $488,000. Facility expense in the nine months ended March 31, 1994 included an approximate $95,000 one-time adjustment related to renegotiating the Company's main facility lease. Excluding the one-time recovery of rental expense in the nine months ended March 31, 1994, facility expense decreased by approximately $130,000 in the nine months ended March 31, 1995 as compared with the nine months ended March 31, 1994. The expense decreases noted above were offset by aggregate expense increases in other categories, including severance, totalling approximately $257,000.

     The Company's operating loss for the nine months ended March 31, 1995 was approximately $267,000, as compared to an operating loss of approximately $2,506,000 for the corresponding nine months of the prior year. The Company's operating loss decreased by approximately $2,239,000 due to increased revenues along with lower cost of revenue, reduced selling, general and administrative expenses and the inclusion of the asset valuation provision and direct labor wage determination provision in the nine months ended March 31, 1994, with no corresponding expenses in the nine months ended March 31, 1995.

      In the nine months ended March 31, 1995, the Company recognized an extraordinary gain of approximately $2,718,000 related to a Settlement Agreement with the Federal Deposit Insurance Corporation ("FDIC"). In the Settlement Agreement the Company paid the FDIC $1,100,000 in consideration for a complete release from indebtedness of approximately $3,900,000. The Company incurred legal and other professional fees of approximately $87,000 to consummate the settlement.

      For the nine months ended March 31, 1995, net interest expense decreased by approximately $32,000 compared to the corresponding period of the prior year due to a significant decrease in the Company's debt partially offset by interest rate increases.

     The Company earned net income of approximately $2,238,000 in the nine months ended March 31, 1995, as compared with a net loss of approximately $2,724,000 for the nine months ended March 31, 1994. This improvement from a net loss of approximately $2,724,000 to net income of approximately $2,238,000 is primarily attributable to an extraordinary gain of approximately $2,718,000 from the FDIC Settlement Agreement, a decrease in the Company's operating loss of approximately $2,239,000, including a decrease in the asset valuation provision of approximately $965,000, and a decrease in the direct labor wage determination provision of $240,000.


CAPITAL RESOURCES AND LIQUIDITY


      During the nine months ended March 31, 1995, the Company's operating activities absorbed cash of approximately $268,000, as compared to absorbing approximately $356,000 for the nine months ended March 31, 1994. The absorption of approximately $268,000 of cash is the result of operating losses of approximately $267,000 during the nine months ended March 31, 1995, offset by depreciation and amortization expense of approximately $182,000, an increase in accounts receivable of approximately $301,000 and an increase in accounts payable and other current liabilities of approximately $300,000 and aggregate increases in other accounts of approximately $30,000. The absorption of approximately $356,000 of cash during the nine months ended March 31, 1994 was the result of operating losses, net of the asset valuation provision and direct labor wage determination provision, which were partially offset by the collection of accounts receivable (see Condensed Consolidated Statements of Cash Flows).

      Management believes the cash from operations and the existing cash balances and borrowings through Commerce Funding Corporation ("CFC") will provide the Company with adequate cash resources to meet its obligations on a short-term basis, provided the Company is able to generate sufficient billings to be utilized in the Company's financing agreement with CFC. To supplement CFC, C.W. Gilluly, Chairman of the Board of Directors and Chief Executive Officer of the Company, has obtained a personal line of credit in the amount of $300,000 which may be utilized by the Company as short-term financing. Borrowings from Dr. Gilluly would be at interest at the rate of three percent per annum over the prime rate per annum published from time to time in The Wall Street Journal. The Company had borrowings of approximately $1,060,000 from CFC at March 31, 1995 and had no amounts outstanding from Dr. Gilluly.

      Currently, the Company's operations do not generate cash flow sufficient to cover its monthly interest and fee obligations to CFC. The Company's ability to meet its liquidity needs on a long-term basis is dependent on the Company generating sufficient billings to utilize as a borrowing base for accounts receivable financing with CFC. No assurance may be given, however, that the Company will be able to maintain this billing base.

      One of the conditions of Hadron's settlement with Equitable (See also 1994 Form 10-K) was that the Company provide Equitable with an irrevocable letter of credit ("Letter of Credit") in the amount of $320,000 to collateralize certain payments due Equitable pursuant to the Lease Amendment. The Company was not able to obtain the letter of credit using only internally generated or bank-borrowed funds. C.W. Gilluly, Chairman of the Board of Directors and Chief Executive Officer of the Company, agreed to make a personal loan in the principal amount of $300,000 ("Gilluly Loan") to collateralize the Letter of Credit.

      The Gilluly Loan is evidenced by a convertible promissory note ("Note") dated October 21, 1993, executed by EISI and SyCom and payable to C.W. Gilluly. The Note may, at the option of Dr. Gilluly, be converted into 1,200,000 restricted shares of the Company's Common Stock in accordance with agreements dated October 21, 1993 and amended September 14, 1994. (See 1994 Form 10-K).

      As reported in the Company's Form 10-K for the year ended June 30, 1992, the Company had applied amounts owed by UPI to the Company for unpaid office rental and administrative services expenses against a previously reported $500,000 claimed obligation to UPI. The $500,000 claimed obligation to UPI had been previously reported, beginning in the Company's annual report on Form 10-K for the year ended June 30, 1990, as a "note payable" to UPI (see Note 2 to the Condensed Consolidated Financial Statements).

      In the course of examining its records in connection with the UPI bankruptcy and the adversary proceeding, the Company concluded that the remaining claim against the Company by UPI for $500,000, which had been accounted for in fiscal year 1990 by Hadron as an indebtedness due to UPI evidenced by a note payable, in fact had not been borrowed from UPI nor had any note been given to UPI. The Company believes that in no event would the $500,000 be owed to UPI. Accordingly, on or about March 11, 1994, Hadron filed an amended proof of claim in UPI's bankruptcy case to reflect that no monies are owed by the Company to UPI and asserted a claim against UPI in the aggregate amount of $512,477.87.

      The Company has historically been, and continues to be, heavily dependent upon contracts from various U.S. government agencies. As reported in various forums, in the area of U.S. government procurement for goods and services, government contractors, including the Company, have experienced and will continue to experience, increased levels of competition as overall government expenditures are reduced. This increased competition will focus on both technical expertise and price. The Company is marketing its capabilities in various civilian and defense agencies, as well as in the commercial marketplace, in an effort to diversify its customer base and to maintain or increase its market share.
Part II.  Other Information

Item 1.   Legal Proceedings

     The information provided in Note 2 of the Notes to Condensed
     Consolidated Financial Statements is incorporated herein by reference.



                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 1995                      HADRON, INC.
                                        (Registrant)



By:/S/ C.W. Gilluly             By:/S/ C.W. Gilluly
   C. W. Gilluly Ed.D.             C.W. Gilluly Ed.D.
   Chief Executive Officer         Acting Chief Financial Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Officer)