Form 10-K405
period 1995-06-30
HADRON INC
filed 1995-09-29
CIK 44800

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                             FORM 10-K


(Mark One)
X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995
OR
_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________________

Commission file number     0-5404

                       HADRON, INC.

(Exact name of registrant as specified in its charter)
         New York                            11-2120726
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)     Number)

                       9990 Lee Highway
                      Fairfax, VA  22030
              (Address of principal executive offices)

Registrant's telephone number including area code
                      (703) 359-6100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, par value $0.02 per share
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X                           No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 22, 1995, the aggregate market value of the common stock of the registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) held by non-affiliates of the registrant was approximately $641,206.

As of September 22, 1995, 1,503,685 shares of the common stock of the registrant were outstanding.

                             PART I


Item 1.   Business


     Introduction

     Hadron, Inc. ("Hadron" or the "Company") provides a broad range of information technology and management services to businesses and federal and state governments. Specializing in the fields of legal support service management, systems integration, computer software development, engineering and computer science, and integrated logistics support, Hadron provides its clients with expert services, systems and product development.

     During the last two years, the Company's management implemented a team-based operations review system, in which members of operations management for each subsidiary have worked together toward the common goal of returning Hadron to profitability. These efforts have resulted in the Company recording a profit for the fourth quarter of fiscal 1995. Management believes that the Company is positioned to maximize its corporate resources and to provide a base for future profitable operations. While retaining a strong commitment to its government clients, the Company has launched several new programs targeted toward commercial operations. The Company intends to diversify its offerings and its client base.

     However, the Company's revenues were, and continue to be, adversely impacted by government contracting slowdowns. Civilian and defense government agencies continue to comprise the majority of the Company's clients and increased competition for government funded projects continues to erode profit margins. Furthermore, the Company has continued its program of cost reductions, primarily in the areas of indirect labor costs, overhead and general and administrative expenses.

Operations

     The Company's operations are formally structured along the business lines of its subsidiaries, although, as described above, there is now considerable cooperation and interaction of management teams among these subsidiaries. Descriptions of the operations of the subsidiaries follow.

Acumenics Research and Technology, Inc. ("Acumenics")

     The Company's wholly owned subsidiary, Acumenics Research and Technology, Inc., provides a full range of legal support services to the U.S. government, law firms and corporations. Acumenics, a Maryland corporation, was founded in 1978 and acquired by the Company in 1983.

     Among the legal services offered, Acumenics is well known for its automated litigation support, which provides clients with a database of the key information on all documents produced during the discovery process in major litigation to assist in case development.

     Other aspects of legal service support include management of paralegals, research and technology. Paralegals are provided by Acumenics for legal brief development, discovery and trial support.
     Acumenics supports its clients' information retrieval needs with specialized applications of BRS/Search, INQUIRE , Advanced Revelation, and other mainframe and PC-based database management systems, report generation and statistical software. Acumenics has developed its own proprietary software, AcuCODER , for automated direct data entry. Acumenics markets a laser optical imaging document storage and management system called AcuVIEW
II. Additionally, Acumenics markets software-only configurations adapted for clients' existing hardware configurations and local area networks.

     In April 1993, DoJ awarded Acumenics and two other contractors a major contract with a value estimated by DoJ to be in excess of $220 million over a term of five years (one period through September 30, 1993, four option years and a period through April 20, 1998). Under this Indefinite Delivery, Indefinite Quantity contract, the Company provides a broad range of legal and litigation support services to the attorneys and support staff of DoJ's Environmental and Natural Resources Division on a national basis.

     Acumenics is headquartered in Fairfax, Virginia, and has regional offices in Los Angeles, California; Washington, D.C.;
Chantilly, Virginia and Denver, Colorado.


Engineering & Information Services, Inc. ("EISI")

     EISI, incorporated in Virginia as a wholly owned subsidiary of Hadron, provides Department of Defense ("DoD") and related clients with software and hardware engineering expertise that include: systems integration; software development; local and wide-area computer networking installation and support; relational database development on client-server architecture; and hardware board-level design and development.

     EISI has been a long term provider of software and hardware expertise to The Johns Hopkins University Applied Physics Laboratory ("APL"), located near Baltimore, Maryland. EISI staff are instrumental in design and development of multi-platform analysis, simulation, communications, and decision support systems for APL. Systems that EISI has developed for APL ensure the accuracy and readiness of a number of U.S. Navy defense systems that are in global operations today.

     EISI supports the DoD environment with UNIX systems installation and administration; and development of large-scale integrated database applications on distributed workstations in a client-server architecture.

     EISI's management team also oversees the operations of Aerospace Sciences, Inc. ("ASI"), a Virginia corporation wholly owned by the Company. ASI provides a variety of cost-effective computer-based training, curriculum development and engineering services.


SyCom Services, Inc. ("SyCom")

     Hadron's wholly owned subsidiary, SyCom, a Delaware corporation, is an information management and systems development firm. SyCom develops and integrates technology to increase productivity for customers who build large electronics systems and for customers who need information management and process automation solutions.

     SyCom specializes in the development of real-time and embedded software engineering for systems such as civilian and military radars, airspace management systems, signal analysis and specialized database systems. SyCom also provides software support, including financial software development, software documentation, document management and imaging. SyCom's business from Westinghouse Electric Corporation constitutes more than 10% of the revenues of the Company.

     During the past year, SyCom has created a new division, chartered to develop and market performance productivity and systems integration products to assist corporations with their information technology management needs. The management of SyCom believes that the field of business process re-engineering will provide many opportunities for diversification. Examples of such products are workflow process automation systems (which tie together otherwise unrelated manufacturing, accounting and business management software); and network simulation, modeling and support services (which can be used by corporations to test and validate the efficiency of a wide area network before its purchase and/or installation).

General Information

     The Company was incorporated in New York in 1964 under the name of Biorad, Inc., and commenced operations in August 1966.
In 1968 the Company changed its name to Hadron, Inc.

     As of June 30, 1995 the Company (including its subsidiaries) employed approximately 383 people. The Company's employees are not members of any union, and employee relations are believed by management to be generally good.

     During fiscal years 1995, 1994 and 1993, Acumenics' revenues respectively accounted for 39%, 50% and 56% of the Company's total consolidated revenues. The revenues of EISI accounted for 27%, 25% and 19% of the Company's total consolidated revenues for the fiscal years 1995, 1994 and 1993, respectively. During the same fiscal years, SyCom's revenues respectively accounted for 30%, 16% and 9% of consolidated revenues.

     The Company's backlog of orders believed to be firm as of June 30, 1995 approximates $16 million, all of which the Company expects will be filled during fiscal 1996. As of June 30, 1994, the Company had approximately $17 million in firm backlog orders. Included in the firm backlog approximation are estimates of amounts the Company anticipates receiving under government contracts, some of which are Indefinite Delivery, Indefinite Quantity Contracts, under which services are provided as ordered
by the government.   Not included in the backlog approximation
are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

     In general, the industry segment in which the Company operates includes a large number of competitors of varying sizes, many of which, like the Company, are principally located in the Washington, D.C. area. Competition for government contracts is extremely intense; selection is based primarily on a combination of the price of services and evaluation of technical capability, as well as reputation, quality of service and responsiveness to client requirements.

     Raw materials, patents, licenses, trademarks, franchises and concessions are not materially important to the conduct of the Company's business, and the business is not seasonal.

Government Procurement

     The Company is heavily dependent on DoD and the U. S. Department of Justice ("DoJ"), as well as other U.S. governmental agencies, for contract work. Contracts and subcontracts with DoD produced approximately 26% and contracts with DoJ produced approximately 36% of the Company's total revenue during fiscal year 1995. The Company's other U.S. government contracts and subcontracts produced approximately 4% of the Company's total revenue during fiscal year 1995. Contracts with the U.S. Government are subject to audit by the Defense Contract Audit Agency.

     The Company has been a contractor or subcontractor with the DoD continuously since 1973 with periodic renewals. Acumenics has been a contractor with DoJ since 1981. During this time neither the Company nor its subsidiaries has experienced any adjustment of profits under these contracts; however, no assurance can be given that the DoD or DoJ will not seek and obtain an adjustment of profits in the future. All U.S. government contracts contain clauses which allow for the termination of contracts at the convenience of the U.S. government.

     The preponderance of the Company's technical and professional service business with DoJ, DoD and other governmental agencies is obtained through competitive procurement and through "follow-up" services related to existing business.
In certain instances, however, the Company acquires such service contracts because of special professional competency or proprietary knowledge in specific subject areas.

Item 2.   Properties

     The Company owns no real estate. As of June 30, 1995 the Company leased a total of 67,977 square feet of office space, with 11,408 square feet located at its principal location in Fairfax, Virginia. These various leases expire between December, 1995 and September 1998. (See Note 8 of the Notes to Consolidated Financial Statements.)

Item 3.   Legal Proceedings

     As previously reported, in August 1991, United Press International, Inc. ("UPI") filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the "UPI Bankruptcy"). UPI was owned substantially by New UPI, Inc. ("NUPI"). NUPI is owned substantially by Infotechnology, Inc. ("Infotech"), and Infotech beneficially owns 13.6% of the common stock of the Company.

     The Company filed an amended unsecured claim in the UPI Bankruptcy in the sum of $512,477 (the "Claim"). UPI filed an objection to the claim and also asserted counterclaims against the Company for approximately $500,000 in a lawsuit commenced in the UPI Bankruptcy.

     In May 1994, the UPI Bankruptcy was converted to a liquidation under chapter 7 of the U.S. Bankruptcy Code and a trustee appointed to administer UPI's estate. The UPI trustee is re-evaluating the merits of the lawsuit against the Company and the objection to the Claim. A pre-trial conference regarding the UPI lawsuit is scheduled for October 20, 1995. The Company does not believe that it will ultimately incur any liability as a result of UPI lawsuit and has made no provision in its financial statements for this matter.

     On or about July 14, 1994, the Federal Deposit Insurance Corporation ("FDIC") filed two lawsuits in the U.S. District Court for the Eastern District of Virginia, naming as defendants the Company and two of its subsidiaries, Telcom International, Inc. and Acumenics Research and Technology, Inc. ("Borrowers"). Both suits were premised on allegations of failure to pay money due to the FDIC under the terms and conditions of the Amended and Restated Loan and Security Agreement dated June 30, 1992, evidencing the FDIC credit facility extended to the Borrowers.

     In both cases the FDIC alleged breach of contract and payment due. In one case the FDIC sought a recovery of $563,031.69 in principal, accrued interest, late charges and attorneys' fees. In the other case, the FDIC sought recovery of $3,288,073.21 in principal, accrued interest, late charges and attorneys' fees. The second proceeding also sought a court order turning over to the FDIC control of all of the Borrowers' accounts receivable pursuant to the terms of the Amended and Restated Loan and Security Agreement.

     On September 14, 1994, the FDIC and the Borrowers entered into a Settlement Agreement pursuant to which the Company caused $1.1 million to be paid to the FDIC. In exchange for said payment, the FDIC returned to the Company all debt instruments, dismissed the lawsuits, without prejudice, and executed all documents necessary for the release of the FDIC's security interests in the collateral securing the Borrowers' indebtedness.

Item 4.   Submission of Matters to a Vote of Security Holders
     None.

                              PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters

     The Company's common stock, par value $.02 per share
("Common Stock"), is traded on the National Association of Securities Dealers' ("NASD") Electronic OTC Bulletin Board, under the symbol HDRN.

     The range of high and low bid quotations for the Common Stock, as reported by the National Quotation Bureau, and as adjusted for a one for ten reverse stock split which took place on August 12, 1993, for each quarterly period during the fiscal years ended June 30, 1995 and June 30, 1994 is shown below:


Fiscal Year Ended June 30, 1995              High     Low

     First Quarter
     (7/1 to 9/30)                            .15     1/8
     Second Quarter
     (10/1 to 12/30)                          1/4     1/8
     Third Quarter
     (1/1 to 3/31)                           5/16     1/8
     Fourth Quarter
     (4/1 to 6/30)                            3/8     1/8

Fiscal Year Ended June 30, 1994              High     Low

     First Quarter
     (7/1 to 9/30)                           1 7/8    1
     Second Quarter
     (10/1 to 12/31)                         1 1/8    3/8
     Third Quarter
     (1/1 to 3/31)                           9/32     1/8
     Fourth Quarter
     (4/1 to 6/30)                           9/32     1/8

     As of September 22, 1995, there were approximately 4,075 shareholders of record of the Company's Common Stock.

     No cash dividends were paid during the past two fiscal years, and none are expected to be declared during fiscal year
1996.

Item 6.  Selected Financial Data

                                      Fiscal Year Ended
                                            June 30
                            1995     1994     1993     1992     1991

                       (In thousands, except per share amounts)
Total Revenue            $20,534  $18,536   $21,337  $29,075  $31,647
Operating Income (Loss)     (161)  (3,799)   (1,206)     320      611

Interest Expense, net of
  interest income            207      287       299      456      416
Income (Loss) from
  continuing operations
  before income taxes &
  extraordinary item        (436)  (4,104)   (1,401)     532   (1,785)

Income (Loss) from
  continuing operations
  before extraordinary
  item                      (460)  (4,109)   (1,401)     173   (1,877)
Extraordinary item -
  tax benefit arising
  from net operating
  loss carryforward        2,718      -         -        238      -

Net Income (Loss)          2,258   (4,109)   (1,401)     411   (1,877)
Income (Loss) per share
  of Common Stock:

Per share data:
 Income (Loss) from
 continuing operations
 before extraordinary item  (.29)   (2.75)     (.94)     .12    (1.30)

 Extraordinary item-
 tax benefit arising
 from net operating
 loss carryforward          1.82       -        -        .16       -

   Net Income (Loss)        1.51    (2.75)     (.94)     .28    (1.30)

At Period End:

Total Assets               4,373    5,088     7,734   12,964   13,664

Long-term Liabilities        341      440         4    4,098    4,210

Working Capital (deficit)   (968)  (3,541)     (298)   4,918    3,722

Shareholders' Equity
 (deficit)                (1,047)  (3,306)      803    2,179    1,693

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


                      Results of Operations
        Comparison Of Fiscal Year 1995 To Fiscal Year 1994

     During the fiscal year ended June 30, 1995, the Company's revenues were approximately $20,534,000, or approximately $1,998,000 more than revenues for the fiscal year ended June 30, 1994. This represents an 11% increase in revenue in the fiscal year ended June 30, 1995, as compared with the fiscal year ended June 30, 1994.

     The increase in revenue was primarily due to increased revenues in EISI and SyCom offset by revenue declines in Acumenics and ASI. The revenue increases in EISI and SyCom reflect increased staffing on existing contracts and the acquisition of new contracts. The decline in Acumenics is predominately due to significantly reduced spending levels at the U.S. Department of Justice ("DoJ"), Acumenics' main customer, pursuant to government budgetary constraints and a reduced case load, offset by revenues garnered from a new customer utilizing the DoJ contract vehicle. The ASI revenue decline is attributable to contracts completed during fiscal year 1994 which were not supplemented by new contracts.

     Operating costs and expenses for the fiscal year ended June 30, 1995, were approximately $20,696,000, as compared with approximately $22,335,000 for the fiscal year ended June 30, 1994. This represents an 7% decrease in operational expenses for the fiscal year June 30, 1995, as compared with the corresponding period ended June 30, 1994. This reduction in expenses reflects a slight increase in costs of revenue corresponding to increased revenues, offset by decreased selling, general and administrative expenses and the presence of a $190,000 direct labor wage determination provision and an approximately $1,477,000 asset valuation provision in the fiscal year ended June 30, 1994.

     Costs of revenue for the fiscal year ended June 30, 1995, were 87% of revenues as compared with the corresponding fiscal year ended June 30, 1994 where costs of revenue were 92% of revenue. This reflects a revenue mix in the fiscal year ended June 30, 1995, which is weighted more highly towards labor, as opposed to other direct costs, when compared with the revenue composition for the fiscal year ended June 30, 1994 and changes in the distribution of Hadron's revenue among its subsidiaries.

     Selling, general and administrative expenses decreased by approximately $717,000 for the fiscal year ended June 30, 1995, as compared with the fiscal year ended June 30, 1994. This decrease primarily results from aggressive cost cutting, including reductions in indirect labor and related fringe benefits of approximately $268,000 and outside services, predominately legal fees, of approximately $757,000. Excluding two one-time events which aggregated $122,000 in rental expense for the fiscal year ended June 30, 1994, facility expense decreased by approximately $145,000 in the twelve months ended June 30, 1995 as compared with the twelve months ended June 30,

1994. The expense decreases noted above were offset by aggregate expense increases in other categories, including severance, totalling approximately $223,000.

     The Company's operating loss for the fiscal year ended June 30, 1995 was approximately $162,000, as compared to an operating loss of approximately $3,799,000 for the fiscal year ended June 30, 1994. The Company's operating loss decreased by approximately $3,637,000 due to increased revenues along with lower cost of revenue, reduced selling, general and administrative expenses and the inclusion of the asset valuation provision and direct labor wage determination provision in the fiscal year ended June 30, 1994, offset by a $115,000 asset valuation provision in the fiscal year ended June 30, 1995.

     In the twelve months ended June 30, 1995, the Company recognized an extraordinary gain of approximately $2,718,000 related to a Settlement Agreement with the Federal Deposit Insurance Corporation ("FDIC"). In the Settlement Agreement the Company paid the FDIC $1,100,000 in consideration for a complete release from indebtedness of approximately $3,900,000. The Company incurred legal and other professional fees of approximately $87,000 to consummate the settlement.

     For the fiscal year ended June 30, 1995, net interest expense decreased by approximately $70,000 compared to the prior fiscal year due to a significant decrease in the Company's debt partially offset by interest rate increases.

     The Company earned net income of approximately $2,258,000 in the twelve months ended June 30, 1995, as compared with a net loss of approximately $4,109,000 for the twelve months ended June 30, 1994. This improvement from a net loss of approximately $4,109,000 to net income of approximately $2,258,000 is primarily attributable to an extraordinary gain of approximately $2,718,000 from the FDIC Settlement Agreement, a decrease in the Company's operating loss of approximately $3,732,000, including a decrease in the asset valuation provision of approximately $1,477,000, and a decrease in the direct labor wage determination provision of $190,000, as discussed above.

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

                      Results of Operations
        Comparison Of Fiscal Year 1994 To Fiscal Year 1993

     During the fiscal year ended June 30, 1994, the Company's revenues were approximately $18,536,000, or approximately $2,800,000 less than revenues for the fiscal year ended June 30, 1993. This represents a 13% decrease in revenue in the fiscal year ended June 30, 1994, as compared with the fiscal year ended June 30, 1993.

     This decrease in revenue was primarily due to a decrease in revenues of the Company's Acumenics subsidiary, of approximately $2,790,000 for the same period. A portion of the Acumenics' revenue decline relates to the winding down of two commercial litigation support contracts during the fiscal year ended June 30, 1993, and the resulting absence of those revenues in the corresponding period of 1994. The Acumenics' revenue decline is also attributable to reduced activity levels of several commercial customers. The decrease in revenues from the government portion of Acumenics' business is due to a reduction in rates and the sharing of Acumenics' main contract with two other vendors for the fiscal year ended June 30, 1994. For the first nine months of the fiscal year ended June 30, 1993, Acumenics had utilized higher billing rates and had shared the contract with only one vendor.

     Revenues from the Company's ASI subsidiary declined by approximately $1,520,000 in the fiscal year ended June 30, 1994, as compared with the fiscal year ended June 30, 1993. This decline is attributable to decreased government contract activity from the completion of several contracts during fiscal year 1993 and early fiscal year 1994, which were not supplemented by new contracts.

     Revenues from the EISI and SyCom subsidiaries increased by approximately $640,000 and $1,070,000, respectively, in the fiscal year ended June 30, 1994, as compared to the fiscal year ended June 30, 1993. This increase is based upon increased staffing on existing contracts and the acquisition of new contracts.

     Operational expenses for the fiscal year ended June 30, 1994 were approximately $22,335,000, as compared with operational expenses of approximately $22,542,000 for the fiscal year ended June 30, 1993. For the fiscal year ended June 30, 1994, exclusive of the asset valuation provision and direct labor wage determination provision, operational expenses were approximately $20,668,000 or 8% less than operational expenses for the corresponding fiscal year ended June 30, 1993. This reduction in expenses reflects aggressive cost cutting by management, including the restructuring the Company's headquarters facility lease which reduced annual rental expense by approximately $720,000, and a reduced revenue base.

     The Company's operating loss for the fiscal year ended June 30, 1994 was approximately $3,799,000, as compared with approximately $1,206,000 for the fiscal year ended June 30, 1993. This difference of approximately $2,593,000 is related to the Company's inability to reduce overhead expenses quickly enough to fully compensate for reduced revenues, large legal expenses which totaled approximately $716,000, incurred largely in connection with the Company's legal proceedings (See Item 3, Legal

Proceedings), the Lease Amendment, the asset valuation provision and the direct labor wage determination provision.

     The asset valuation provision reflects (i) a charge of approximately $185,000 to record the writedown of certain leasehold improvements which were written down based upon consolidation of Hadron's facility; and (ii) a charge of approximately $1,295,000 due to writeoffs related to government and commercial accounts receivable which were deemed by management to be potentially uncollectible. The direct labor wage determination provision, net of approximately $190,000, reflects amounts determined by the Department of Labor and requested by the Department of Justice ("DoJ") to comply with the Service Contract Act as it relates to Acumenics' labor costs from 1989 through 1993 under its contract with DoJ. Additionally, the Company recorded a one-time expense related to the Lease Amendment in fiscal year 1994 of approximately $280,000, less the recovery of approximately $140,000 of accrued rental expense. Costs of revenue for the fiscal year ended June 30, 1994, increased from 88% of revenues to 92% of revenues, as compared with the fiscal year ended June 30, 1993. This increase as a percentage of sales results primarily from an increase in direct labor and overhead expenses, as a percentage of sales, in Acumenics' government sector.

     For the fiscal year ended June 30, 1994, net interest expense decreased by approximately $15,000 compared to fiscal year 1993 due to both reduced interest rates and a reduced principal balance of debt outstanding. Total other income/(expense) decreased by approximately $110,000 and became a net expense since other income for the fiscal year ended June 30, 1993 included the proceeds from the sale of one of the Company's investments, a non-recurring transaction.

     The Company's net loss for the fiscal year ended June 30, 1994 was approximately $4,109,000, as compared with a net loss of approximately $1,401,000 for the fiscal year ended June 30, 1993. This change is predominantly attributable to decreased revenues, the asset valuation provision and the direct labor wage determination provision as described above.


Capital Resources and Liquidity


     During the fiscal year ended June 30, 1995, the Company's operating activities generated cash of approximately $307,000, as compared to absorbing approximately $242,000 of cash during the fiscal year ended June 30, 1994 (See Consolidated Statements of Cash Flows).

  The generation of approximately $307,000 of cash is predominately the result of a loss before income taxes and extraordinary item of approximately $436,000 offset by depreciation and amortization expense of approximately $239,000 and a net change in operating assets and liabilities of approximately $413,000. The main components of changes in other assets and liabilities was a decrease in accounts receivable of approximately $290,000 and the removal of cash restrictions of

$120,000 offset by a decrease in long-term liabilities of approximately $104,000. The absorption of approximately $242,000 of cash during the fiscal year ended June 30, 1994 was the result of operating losses, net of the asset valuation provision and direct labor wage determination provision, which were partially offset by the collection of accounts receivable.

     Management believes the cash from operations and the existing cash balances and borrowings through Commerce Funding Corporation ("CFC") will provide the Company with adequate cash resources to meet its obligations on a short-term basis, provided the Company is able to generate sufficient billings to be utilized in the Company's financing agreement with CFC. To supplement CFC, C.W. Gilluly, Chairman of the Board of Directors and Chief Executive Officer of the Company, has obtained a personal line of credit in the amount of $300,000 which may be utilized by the Company as short-term financing. Borrowings from Dr. Gilluly would bear interest at the rate of three percent per annum over the prime rate per annum published from time to time in The Wall Street Journal. The Company had borrowings of approximately $1,048,000 from CFC at June 30, 1995 and had no amounts outstanding from Dr. Gilluly.

     Currently, the Company's operations do not generate cash flow sufficient to cover its monthly interest to CFC. The Company's ability to meet its liquidity needs on a long-term basis is dependent on the Company generating sufficient billings to utilize as a borrowing base for accounts receivable financing with CFC and ultimately building profitable operations. No assurance may be given, however, that the Company will be able to maintain this billing base or build profitable operations.

     Effective September 6, 1995, Hadron entered into a new agreement with CFC. The basis for funding is 80% of all credit worthy government and commercial billed accounts receivables, with an ability to borrow up to 98% of billed accounts receivable. Hadron incurs no annual commitment fee on the credit facility and may cancel the one-year agreement at any time. Additionally, CFC extends its commitment to financing for all future contracts awarded to Hadron and its subsidiaries.

     The Company, in October 1993, settled a dispute with its Landlord, Equitable Variable Life Insurance Company ("Equitable"), concerning the Company's principal premises at 9990 Lee Highway. One of the conditions of Hadron's settlement with Equitable was that the Company provide Equitable with an irrevocable letter of credit ("Letter of Credit") in the amount of $320,000 to collateralize certain payments due Equitable pursuant to the Lease Amendment. The Company was not able to obtain the letter of credit using only internally generated or bank-borrowed funds. C.W. Gilluly, Chairman of the Board of Directors and Chief Executive Officer of the Company, agreed to make a personal loan in the principal amount of $300,000 ("Gilluly Loan") to collateralize the Letter of Credit.

     The Gilluly Loan is evidenced by a three-year convertible promissory note ("Note") due and payable October 21, 1996, executed by EISI and SyCom and payable to C.W. Gilluly. The Note may, at the option of Dr. Gilluly, be converted into 1,200,000 restricted shares of the Company's Common Stock in accordance with agreements dated October 21, 1993 and amended September 14, 1994. The Note is prepayable at any time, in whole or in part, upon which Dr. Gilluly is entitled to receive a warrant in respect of approximately the number of shares of the Company's common stock that he would have received upon conversion of the Note (See Note 15 of Notes to Consolidated Financial Statements).

     As reported in the Company's Form 10-K for the year ended June 30, 1992, the Company had applied amounts owed by UPI to the Company for unpaid office rental and administrative services expenses against a previously reported $500,000 claimed obligation to UPI. The $500,000 claimed obligation to UPI had been previously reported, beginning in the Company's annual report on Form 10-K for the year ended June 30, 1990, as a "note payable" to UPI (See Note 11 of Notes to Consolidated Financial Statements).

     In the course of examining its records in connection with the UPI bankruptcy and the adversary proceeding, the Company concluded that the remaining claim against the Company by UPI for $500,000, which had been accounted for in fiscal year 1990 by Hadron as an indebtedness due to UPI evidenced by a note payable, in fact had not been borrowed from UPI nor had any note been given to UPI. The Company believes that in no event would the $500,000 be owed to UPI. Accordingly, on or about March 11, 1994, Hadron filed an amended proof of claim in UPI's bankruptcy case to reflect that no monies are owed by the Company to UPI and to assert a claim against UPI in the aggregate amount of $512,477.87 (See Item 3, Legal Proceedings).

     During 1992, the Company and two of its subsidiaries, Acumenics and Telcom International, Inc. ("Borrowers"), and the Federal Deposit Insurance Corporation ("FDIC") (which had assumed control of the Company's primary lender) agreed to restructure the amounts previously due under a $4,000,000 credit facility and a $1 million demand note. The restructuring required monthly principal payments of $50,000 through June 30, 1994 and a balloon payment of the remaining principal balance of $3,266,000 on July 1, 1994. This credit facility was collateralized by substantially all of the Borrowers' assets. The Company received, from the FDIC, a permanent and continuing waiver through July 1, 1994 of financial covenants under the credit facility. At June 30, 1994, the Company was in default in the payment of amounts due under its credit facility.

     On September 14, 1994, the Company reached a final settlement with the FDIC. Principally through accounts receivable funding through CFC, the Company paid the FDIC
$1,100,000 as a complete settlement of its indebtedness to the FDIC including principal of approximately $3,700,000 and accrued interest of approximately $160,000. (See Note 9 of Notes to the Consolidated Financial Statements).

Item 8.   Financial Statements and Supplementary Data

The information required by this item is set forth under
Item 14(a), which information is incorporated herein by reference.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management


Item 13.  Certain Relationships and Related Transactions


     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted in reliance on Federal Instruction G(3) and are incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a) (1)  Financial Statements                                Page

Reports of Independent Accountants                            F-1

Consolidated Balance Sheets as of June 30, 1995 and 1994      F-3

Consolidated Statements of Operations for the fiscal
 years ended June 30, 1995, 1994, and 1993                    F-5

Consolidated Statements of Shareholders' Equity (Deficit) for
 the fiscal years ended June 30, 1995, 1994, and 1993         F-7

Consolidated Statements of Cash Flows for the
 fiscal years ended June 30, 1995, 1994, and 1993             F-8

Notes to Consolidated Financial Statements                    F-9

(a) (2)  Financial Statement Schedules

Report of Independent Accountants                            F-29

Schedule VIII: Valuation and qualifying accounts and
               reserves                                      F-30


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)  Reports on Form 8-K

None.

(c)  Exhibits

Exhibit No.

  3.1 Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-1,
          Registration No. T-77699, filed May 21, 1982).

  3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

  3.3     Certificate of Amendment of Certificate of
          Incorporation of Hadron, Inc. dated August 12, 1993
          (incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended June 30,
          1993).

  4.0 The Company's warrant to purchase 250,000 shares of Common Stock issued to Translator Associates, L.P. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
          1991).

 10.1 Lease, dated July 1, 1991, between the Company and EQUITABLE VARIABLE LIFE INSURANCE COMPANY, for the property occupied by the Company in Fairfax, Virginia (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
          1993).

 10.2 Amendment to Lease, dated October 21, 1993, between the Company and EQUITABLE VARIABLE LIFE INSURANCE COMPANY, for the property occupied by the Company in Fairfax, Virginia (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994).

 10.3 Convertible Promissory Note dated October 21, 1993, among the Company, Engineering and Information Services, Inc., and SyCom Services, Inc. and C.W. Gilluly (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994).

 10.4 Letter of Credit dated October 21, 1993 in the amount of $320,000 issued by Century National Bank for the benefit of EQUITABLE VARIABLE LIFE INSURANCE COMPANY (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
          1994).

 10.5 Assignment and Security Agreement dated October 21, 1993, by and among Engineering and Information Services, Inc., SyCom Services, Inc. and C.W. Gilluly (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
          1994).

 10.6     Indemnity Agreement dated October 21, 1993 between
          Hadron, Inc. and C.W. Gilluly (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994).

 10.7 Loan and Security Agreement dated November 4, 1987, among the Company, all of its subsidiaries and The Washington Bank (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988).

 10.8 Promissory Note dated March 9, 1988, among the Company, all of its subsidiaries and The Washington Bank
          (incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended March 31,
          1988).

 10.9     Amendment No. 1 to Loan and Security Agreement dated
          November 4, 1987 among the Company, all of its subsidiaries and The Washington Bank (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989).

 10.10    Line of Credit Note dated October 1988 among the
          Company, all of its subsidiaries and The Washington
          Bank (incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended March 31,
          1989).

 10.11    Promissory Note dated March 15, 1989 between the
          Company, all of its subsidiaries and The Washington
          Bank (incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended March 31,
          1989).

 10.12 Security Agreement dated March 15, 1989 between the Company, all of its subsidiaries and The Washington Bank (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
          1989).

 10.13 Hadron, Inc. Employee Savings Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).

 10.16 Form of Indemnification Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

 10.17    Employment Agreement with S. Amber Gordon dated July 1,
          1995.

 10.19    Employment Agreement with George E. Fowler
          (incorporated by reference to the Company's Annual
          Report on Form 10-K for the fiscal year ended June 30,
          1994).

 10.20 Amended and Restated Loan and Security Agreement dated June 30, 1993 by and among Federal Deposit Insurance Corporation in its capacity as receiver for the Washington Bank, Hadron, Inc., Telcom International, Inc. and Acumenics Research and Technology, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
          1993).

 10.21 Modification to Master Promissory Note dated June 30, 1993 by and among Federal Deposit Insurance Corporation, in its capacity as receiver for the Washington Bank, Hadron, Inc., Telcom International, Inc. and Acumenics Research and Technology, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
          1993).

 10.22 Modification to Line of Credit Note dated June 30, 1993 by and among Federal Deposit Insurance Corporation, in its capacity as receiver for the Washington Bank, Hadron, Inc., Telcom International, Inc. and Acumenics Research and Technology, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

 10.23 Waiver letter dated October 7, 1993 from the FDIC as receiver for the Washington Bank (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

 10.24 Settlement Agreement dated September 14, 1994 between the Company and the Federal Deposit Insurance
          Corporation (incorporated by reference to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          June 30, 1994).

 10.25 Financial commitment by Commerce Funding Corporation for the benefit of the Company dated September 6, 1995.

 22       Subsidiaries of the Company.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 1995          HADRON, INC.


By:/S/ C.W. Gilluly             By:/S/ C.W. Gilluly
   C. W. Gilluly                   C. W. Gilluly
   Chief Executive Officer         Acting Chief Financial
     Chairman                        Officer
     (Principal Executive Officer)   (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature                Title          Date



/S/ Joseph S. Bracewell       Director        September 28, 1995
-----------------------
Joseph S. Bracewell


/S/ Dwight M. Geduldig        Director        September 28, 1995
----------------------
Dwight M. Geduldig


/S/ William J. Howard         Director        September 28, 1995
---------------------
William J. Howard


/S/ Robert J. Lynch, Jr.      Director        September 28, 1995
------------------------
Robert J. Lynch, Jr.


/S/ William Mayer, M.D.       Director        September 28, 1995
------------------------
William Mayer, M.D.

Report of Independent Accountants

To the Board of Directors and Shareholders

Hadron, Inc.

We have audited the accompanying consolidated balance sheets of Hadron, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hadron, Inc. and subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



COOPERS & LYBRAND L.L.P.

Washington, D.C.

September 28, 1995

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
Hadron, Inc.

We have audited the accompanying consolidated statements of operations, shareholder's equity, and cash flows of Hadron, Inc. and subsidiaries for the year ended June 30, 1993. Our audit also included the financial statement schedule for the period referenced to above as listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Hadron, Inc. and subsidiaries for the year ended June 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Hadron, Inc. and subsidiaries will continue as a going concern. As more fully described in Notes 2 and 11, the Company incurred a significant operating loss in the year ended June 30, 1993, had an unresolved dispute with its principal landlord and anticipated a need to refinance its debt, substantially all of which was due by July 1, 1994. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

ERNST & YOUNG

Washington, D.C.
October 11, 1993

                 HADRON, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 1995 AND 1994
-------------------------------------------------------------

 ASSETS                                                     1995           1994
                                                        -----------     --------

 Current assets:
   Cash and cash equivalents                       $     640,553   $     442,570
   Certificates of deposit (Note 1)                            --         75,981

   Restricted cash (Note 1)                              120,000         120,000

   Accounts receivable, net
    (Notes 3, 5, and 11)                               3,308,394       3,713,035
   Prepaid expenses and other                             31,230          60,494
                                                     -----------     -----------

     Total current assets                              4,100,177       4,412,080
                                                      -----------    -----------


 Fixed assets, net (Notes 1 and 4)                       180,969         371,726
                                                      -----------     ----------

 Other assets:

  Contractual rights acquired, net of amortization of
  $94,485 at June 30, 1995 and
  $69,836 at June 30, 1994                                28,756          53,405

   Restricted cash (Note 1)                               10,000         130,000

   Other                                                  52,699         120,415
                                                      -----------    -----------

     Total other assets                                   91,455         303,820

       Total assets                                $   4,372,601   $   5,087,626
                                                     ===========     ===========

See Notes to Consolidated Financial Statements

                HADRON, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1995 AND 1994
-------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                       1995           1994
                                                     -----------     -----------
   Current liabilities
   Notes payable-bank (Note 5)                    $           --  $   3,705,969
    Current maturities of long-
    term debt (Note 5)                                1,185,710         137,352
   Accounts payable                                   2,115,895       2,168,598
    Other current liabilities (Note 6)                1,777,300       1,909,032
   Deferred income                                            --         32,494
                                                     -----------     -----------
     Total current liabilities                        5,078,905       7,953,445
                                                     -----------     ----------

   Notes payable - related party
    (Notes 5 and 15)                                    300,000         300,000

   Long-term debt (Note 5)                               41,180          37,100
    Other long-term liabilities                              --         102,963
                                                    -----------     -----------
        Commitments and contingencies (Notes  8 and 11)

        Shareholders' equity (Note 10)

   Common stock $.02 par; authorized 20,000,000
   shares; issued - June 30, 1995, 1,505,125 shares,
   and June 30, 1994, 1,505,132 shares
   (shares outstanding -
   June 30, 1995, 1,492,625 shares,
   and June 30, 1994, 1,492,632 shares)                  30,103          30,103
Capital in excess of par                              9,767,863       9,767,863

Accumulated deficit                                 (10,322,012)    (12,580,410)
                                                     -----------     -----------
Total                                                  (524,046)     (2,782,444)

Less 12,500 shares of treasury stock at cost           (523,438)       (523,438)
                                                     -----------     -----------

   Total shareholders' equity (deficit)              (1,047,484)     (3,305,882
                                                     -----------     -----------
  Total liabilities and shareholders'
   equity (deficit)                                $  4,372,601   $    5,087,626
                                                    ===========     ============

See Notes to Consolidated Financial Statements

F-4

          HADRON, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993
--------------------------------------------------------------------------------


                                        1995             1994            1993
                                    -----------      -----------      ----------

Revenues                      $  20,534,328    $  18,536,155    $    21,336,751
                                 -----------      -----------      ----------
Operating costs
   and expenses:
    Costs of revenue             17,841,970       17,096,614         18,807,003
   Direct Labor - Wage
     Determination Provision          --             190,000                --
   Valuation Provision                --           1,476,992                --
   Selling, general
 and administrative               2,854,066        3,571,485          3,735,488
                                -----------      -----------      -----------
 Total operating
   costs and expenses            20,696,036       22,335,091         22,542,491
                                 ----------      -----------      -----------
 Operating loss                    (161,708)     (3,798,936)         (1,205,740)
                                -----------      -----------      -----------

 Other income (expense):
   Interest income                   20,623          19,030              21,855
   Interest expense                (237,541)       (306,120)           (321,334)
   Gain on investments
 (Note 12)                             --               --               85,750
   Other income (expense)           (57,695)        (18,047)             18,560
                                 -----------      -----------      -----------
Total other expense                (274,613)       (305,137)           (195,169)
                                 -----------      -----------      -----------
Loss before income taxes
  and extraordinary item           (436,321)     (4,104,073)         (1,400,909)

Provision for income taxes
   (Note 7)                          23,699           5,223                --
                                 -----------      -----------      -----------
Loss before extraordinary
 item                              (460,020)     (4,109,296)         (1,400,909)

Extraordinary item -
 gain on the retirement
 of FDIC debt,
 net  (Notes 9 and 15)            2,718,418          --               --
                                  -----------      -----------      -----------
 Net income (loss)              $ 2,258,398    $ (4,109,296)      $  (1,400,909
                                  ===========      ===========      ===========
See Notes to Consolidated Financial Statements



        HADRON, INC. AND SUBSIDIARIES
              PER SHARE DATA
FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

-------------------------------------------------------------------------------






                                          1995           1994           1993

                                       ----------     ----------     ----------

 Per share data (Note 1)

 Income (loss) before
 extraordinary item                   $    (0.31)    $    (2.75)    $    (0.94)


 Extraordinary item -
 gain on the retirement
 of FDIC debt,
 net (Notes 9 and 15)                       1.82            --           --

                                        ----------     ----------     ---------

 Net Income (Loss)                    $     1.51     $    (2.75)    $    (0.94)

                                        ==========     ==========     =========


 Weighted average number of common
 shares outstanding
 during the period                     1,492,625      1,492,625      1,483,030

                                      ==========     ==========     ==========

     See Notes to Consolidated Financial Statements

F-6

HADRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993
--------------------------------------------------------------------------------
                                      Common Stock         Capital in
                                 ----------------------     Excess
                                    Shares       Amount     of Par


 Balance - June 30, 1992          1,479,925      $29,600   $9,743,166

   Shares issued to officers,
   directors and employees           25,200          503       24,697


   Net loss
                                  -----------  -----------  -----------

 Balance - June 30, 1993          1,505,125      $30,103   $9,767,863

   Net loss

                                 -----------  ----------  -----------

 Balance - June 30, 1994          1,505,125      $30,103   $9,767,863


 Net income

                                 -----------  -----------  -----------

 Balance - June 30, 1995          1,505,125      $30,103   $9,767,863


                                                    Treasury Stock
                                 Accumulated        -------------
                                   Deficit      Shares     Amount     Total


Balance - June 30, 1992        ($7,070,205)   12,500    ($523,438)  $2,179,123

Shares issued to officers,
  directors and employees                                               25,200

Net Loss                        (1,400,909)                         (1,400,909)

Balance - June 30, 1993        ($8,471,114)   12,500    ($523,438)    $803,414

Net Loss                        (4,109,296)                         (4,109,296)

Balance - June 30, 1994       ($12,580,410)   12,500    ($523,438) ($3,305,882)

Net Loss                         2,258,398                           2,258,398

Balance - June 30, 1995       ($10,322,012)   12,500    ($523,438) ($1,047,484)






            HADRON, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

---------------------------------------------------------------------------


                                            1995            1994           1993
                                       -----------     -----------     -------

Cash flows from
 operating activities:
   Net income (loss)               $   2,258,398   $(4,109,296)   $(1,400,909)
                                      -----------     -----------     ---------

Adjustments to reconcile
 net income (loss) to net
 cash provided (used)
 by operating activities:
 Depreciation and amortization           239,374       448,441        402,831
 Provision for doubtful
    accounts receivable                  115,000     1,291,719        215,132
 Gain on retirement of FDIC debt      (2,718,418)          --            --
 Loss on disposal of
   leasehold improvements                 --           185,273           --
 Provision for DOL
   Wage Determination                      --          190,000           --
 (Gain) loss on investments                --              --         (85,750)
  Other                                    --              --             387
 Changes in operating
   assets and liabilities:
 Accounts receivable                     289,641      580,408       4,705,189
     Prepaid expenses and other           29,264       55,284          31,909
     Other assets                         67,716       46,128         371,137
     Restricted cash                     120,000            --            --
     Accounts payable                    (52,703)     570,199         (99,455)
     Deferred income                     (32,494)     (34,739)        (32,411)
     Other current liabilities            94,075      431,401      (3,103,593)
     Other long-term liabilities        (102,963)     102,963          --

                                         -----------     -----------     ------

  Total adjustments                   (1,951,508)   3,867,077       2,405,376
                                    -----------     -----------     -------
Net cash provided (used)
 by operating activities                 306,890     (242,219)      1,004,467
                                    -----------     -----------     -------
Cash flows from
   investing activities:
   Property additions                    (23,968)    (119,919)       (316,946)
   Proceeds from sale
     of investment                             --              --     112,000
   Proceeds from (investment in)
      certificates of
      deposit                             75,981     (325,981)           --
                                    -----------     -----------     ------
Net cash used by
  investing activities                    52,013     (445,900)       (204,946)

                                    -----------     -----------     --------
Cash flows from
  financing activities:
   Proceeds of borrowings
     on bank and other loans             964,080       73,828        --
   Proceeds of borrowings
     from officer                           --        300,000        --
   Payments on bank
     and other loans                  (1,125,000)    (160,000)       (558,252)
   Principal payments under
     capital lease obligations              --        (10,329)        (61,311)
                                       -----------     -----------     -----
Net cash provided (used)
 by financing activities                (160,920)     203,499        (619,563)
                                       -----------     -----------     -------
Net increase (decrease)
 in cash and cash equivalents            197,983     (484,620)        179,958

 Cash and cash equivalents
   at beginning of year                  442,570      927,190         747,232
                                         -----------    -----------     ------
 Cash and cash equivalents at end
   of year                           $   640,553   $  442,570      $  927,190
                                        ===========    ===========    =========

   See Notes to Consolidated Financial Statements

                         F-8

                   HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

1. Summary of significant accounting policies:

   Principles of consolidation:

     The consolidated financial statements include the accounts of Hadron, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany transactions have been eliminated.

   Fixed assets:

     Furniture, equipment and leasehold improvements:

     Furniture, equipment and leasehold improvements are stated at cost. The Company uses the straight-line method of depreciation and amortization over the estimated useful lives of the furniture and equipment (principally three to ten years) and over the lease term for leasehold improvements, if shorter. Amortization of assets under capital leases is included in depreciation expense.

     Maintenance and repairs are charged to expense as incurred, and the cost of additions and betterment are capitalized. When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts and the gain or loss is included in operations.

     Computer software costs:

     Purchased and internally developed software are capitalized at cost. Such costs are amortized using the straight line method for a period of up to five years.


   Accounting for contracts:

     Revenues on time and material contracts are recorded at the contracted rates as the labor hours and out-of-pocket expenses are incurred. Revenues from fixed-price and cost-plus-fixed-fee contracts are generally recorded on the percentage-of-completion method, determined by the percentage that incurred costs bear to estimated total costs or on engineering estimates. As soon as it is determined that it is probable a contract will result in a loss and the loss can be reasonably estimated, the entire estimated loss is charged to operations.

     In accordance with industry practice, accounts receivable relating to long-term contracts are classified as current assets although an indeterminable portion of these amounts


                           (Continued)

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

     is not expected to be realized within one year. Billings in excess of costs and fees earned on the percentage of completion method are included in deferred income.

   Income (loss) per share:

     Income (loss) per share is based on the weighted average number of common shares outstanding during each year and common stock equivalents, if dilutive. For the year ended June 30, 1995, common stock equivalents were not included in the income (loss) per share calculation due to the antidilutive effect on loss per share before the extraordinary item. Per share amounts have been presented for all periods after giving effect to the one-for-ten reverse stock split approved by shareholders during August 1993.

   Restricted cash:

     The Company has invested $130,000 in one-year certificates of deposit as collateral for an irrevocable letter of credit which collateralizes certain payments due to Equitable Variable Life Insurance Company ("Equitable") pursuant to a lease amendment dated October 21, 1993. As rental payments are made to Equitable, the restrictions related to the uses of the cash lapse and portions of the cash are therefore no longer classified as restricted cash on the Consolidated Balance Sheet.

   Income taxes:

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory rates, that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The adoption of SFAS 109 did not have a material effect on the Company's financial condition or results of operations. See Note 7.

   Statement of cash flows - supplemental disclosures:


                           (Continued)
                               F-10

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

     Cash equivalents represent amounts invested in highly liquid short-term investments with original maturities of three months or less.

     During fiscal years 1995, 1994 and 1993, the Company paid income taxes of $4,227, $5,660 and $56,710, respectively.
     The Company also paid interest of $221,489, $136,900 and $339,240 during those same periods.

   Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, certificates of deposit, restricted cash and accounts receivable. The Company maintains its cash and cash equivalents principally in two United States commercial banks. Cash in excess of daily requirements is invested by the banks in one-day repurchase agreements of securities of United States Government agencies. To date, the Company has not incurred losses related to cash and cash equivalents.

     The Company's accounts receivable consist principally of accounts from agencies and departments of the United States
     Government. The Company extends credit in the normal course of operation and does not require collateral from its customers.

   Reclassifications:

     Certain amounts have been reclassified in the prior years' consolidated financial statements to conform with the current year's reporting format. Included in reclassifications is $389,740 of credit balance accounts receivable at June 30, 1994 which have been reclassified from accounts receivable to accounts payable to conform with the reporting for fiscal year 1995. This reclassification increased both accounts receivable and accounts payable and correspondingly effected total assets and total liabilities at June 30, 1994.


                           (Continued)
                               F-11                                11

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

 2.  Management plans for operating uncertainties:

     As shown in the accompanying financial statements, the Company has incurred a loss from operations for each of the fiscal years ended June 30, 1995 and 1994 and the Company has a net shareholders' deficit of $1,047,484 at June 30, 1995. The Company's current liabilities also exceed current assets at June 30, 1995.

     During fiscal year 1995, Hadron's management has continued its cost reduction program which includes: labor reductions and the associated cost of fringe benefits, space planning efficiencies and an expense review process to determine the necessity of all expenditures. Additionally, the Company has accelerated an aggressive marketing campaign which includes a program to effectively utilize its personnel in the contract procurement process and the integration and cross pollination of the resources of Hadron's subsidiaries. The results of these efforts, coupled with the presence of a $190,000 direct labor wage determination provision and an approximately $1,477,000 asset valuation provision in the fiscal year ended June 30, 1994 with no corresponding one-time adjustments in the fiscal year ended June 30, 1995, are reflected in Hadron reducing its loss from operations from approximately $3,800,000 in fiscal year 1994 to approximately $162,000 in fiscal year 1995. During fiscal year 1995 the Company's operations generated approximately $197,000 in cash. Additionally, during fiscal year 1995, the Company was able to pay the Federal Deposit Insurance Corporation ("FDIC") $1,100,000 for a complete release of its defaulted debt obligations in the amount of approximately $3,900,000.

     The Company's ability to meet its liquidity needs on a long-term basis is dependent on the Company generating sufficient billings to utilize as a borrowing base for accounts receivable financing and ultimately building profitable operations. No assurance may be given, however, that the Company will be able to maintain this billing base or build profitable operations.

     During fiscal year 1996, the Company plans to continue its cost reduction program and continue to aggressively market its products and personnel. The Company is also seeking to increase its contract base through strategic teaming with other contractors. Management believes this course of action will contribute towards achieving profitability. Under current circumstances, the Company's ability to continue as a going concern depends upon returning the Company to profitability. If the Company is unsuccessful in


                           (Continued)
                               F-12                                12

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

     its efforts, it may undertake other actions as may be appropriate to preserve asset values. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


3.  Accounts receivable:

   The components of accounts receivable are as follows:


                                                         June 30,
                                                    1995          1994
     Trade accounts receivable:
      U.S. Government:
          Amounts billed                        $   968,973   $ 1,403,482
          Recoverable costs and
          profits - not billed                    1,558,835     1,262,288

         Total                                    2,139,292     3,055,510
      Commercial, state and local
      governments:
          Amounts billed                            859,571       863,431
          Recoverable costs and
            profits - not billed                    428,979       247,402

         Total                                    1,288,550     1,110,833

     Less allowance for doubtful
      accounts                                     (507,960)     (453,308)

     Total accounts receivable, net             $ 3,308,394   $ 3,713,035
                                                 ============ ============

  The amount of customer retentions included in accounts receivable is $314,412 and $443,516 at June 30, 1995 and 1994,
  respectively.

  Unbilled accounts receivable can be invoiced upon completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government agencies, upon completion of federal government overhead audits and upon final approval of design plans for engineering services.



                           (Continued)
                               F-13                                13

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

4.  Fixed assets:

  The components of fixed assets are as follows:

                                                         June 30,
                                                   1995            1994
     Production, electronic and
       laboratory equipment                     $   412,942   $ 1,064,135
     Office equipment                               266,049     1,193,932
     Leasehold improvements                          78,945        78,945
     Computer software costs:
       Purchased                                    147,897       434,074
       Internally developed                         498,581       498,581
     Property under capital leases:
       Production, electronic and
         laboratory equipment                         1,133       160,128
       Office equipment                               9,127        10,850

     Total fixed assets                           1,414,674     3,440,645

     Less accumulated depreciation
       and amortization                          (1,233,705)   (3,068,919)

     Total fixed assets, net                    $   180,969   $   371,726
                                                 ============ ============

  During fiscal years 1995 and 1994, the Company removed from service fixed assets with a cost basis of approximately $2,050,000 and $1,581,000, respectively. The assets removed from service during fiscal year 1994 had a book value of approximately $185,000 at the time of disposal, while the assets removed from service in fiscal year 1995 had no book value at the time of disposal.


                           (Continued)
                               F-14                                14

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

5.  Debt

  The components of long-term debt are as follows:


                                                             June 30,
                                                       1995          1994
     Notes Payable - FDIC                       $    -        $ 3,705,969
     Notes Payable - CFC                          1,048,357         -
     Notes Payable - Other                          175,696       171,616
     Notes Payable - Related Party                  300,000       300,000
     Other                                             2,837        2,836

                                                   1,526,890    4,180,421

     Current portion of long-term debt
          and notes payable                       (1,185,710)  (3,843,321)

     Total                                       $   341,180  $   337,100
                                                 ============ ============

  Notes payable - FDIC consisted of amounts due under a term loan agreement resulting from a 1992 restructuring of amounts previously due under a $4,000,000 credit facility and a $1,000,000 demand note. Under the 1992 restructuring agreement, the Company made principal payments of $185,000 and $460,000 during fiscal years 1994 and 1993, respectively. The agreement required monthly payments of $50,000 through June 1994 with the remaining principal balance of $3,266,000 due on July 1, 1994. The Company ceased principal payments in October 1993 and defaulted on payments due on this facility. Interest was payable monthly at 1% above the publicly reported prime rate. Hadron had an accrued interest payable of $160,733 and $0 at June 30, 1994 and 1993, respectively.

  The FDIC note was collateralized by substantially all of the Company's assets, including an assignment of the Company's interests in government contracts and did not permit the Company to pay dividends.

  On September 14, 1994, the Company entered into a Settlement
  Agreement pursuant to which the Company paid the FDIC
  $1,100,000 for a complete release of all indebtedness to the FDIC. See Note 9.

  The Note Payable - CFC consists of amounts borrowed under a one-year renewable agreement with Commerce Funding Corporation


                           (Continued)
                               F-15                                15

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

  ("CFC") to fund the Company. These advances are collateralized by a substantial portion of the Company's receivable base. The initial funding was completed on September 14, 1994. Advances are based upon analysis and adequate documentation of CFC's collateral position on contract/purchase orders underlying all invoices presented for funding. CFC holds a first lien on all accounts receivable of Hadron, Inc. and two of its wholly-owned subsidiaries:
  Acumenics Research and Technology, Inc. and Aerospace
  Sciences, Inc..

  The basis for funding was 80% of all credit worthy government and commercial billed accounts receivable, with additional funds available to reach 98% of billed accounts receivable or 40% of all work-in-process. Hadron incurred an annual commitment fee of $100,000 payable in equal monthly installments and various other processing fees related to the
  receivable collection rates.   The portion of this fee
  attributable to fiscal year 1995 was reflected in other expenses in the Consolidated Statements of Operations. Additionally, CFC extended its commitment to financing for all future contracts awarded to Hadron and its subsidiaries.

  Effective September 6, 1995, Hadron entered into a new agreement with CFC. The basis for funding is 80% of all credit worthy government and commercial billed accounts receivables, with an ability to borrow up to 98% of billed accounts receivable. Hadron incurs no annual commitment fee on the credit facility which began September 6, 1995. The credit facility covers a one-year period and is cancelable by Hadron at any time. Additionally, CFC extends its commitment to financing for all future contracts awarded to Hadron and its subsidiaries.

  The $300,000 Note Payable - Related Party represents a Convertible Promissory Note ("Note") dated October 21, 1993 in the original principal amount of $300,000, executed by Engineering and Information Services, Inc. ("EISI") and SyCom Services, Inc. ("SyCom"), two wholly owned subsidiaries of Hadron and payable to C.W. Gilluly, Chief Executive Officer of the Company. Interest at the rate of three percent per annum over the prime rate per annum published from time to time in The Wall Street Journal accrues and is payable quarterly; the entire principal balance of the Note is due and payable on October 21, 1996. In fiscal year 1995, the average interest rate on the Note was 11.91%. The proceeds of the Note were utilized to obtain the collateral required for the issuance of the irrevocable letter of credit. See Notes 11 and 15.

                            (Continued)
                               F-16                                16

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

6.  Other current liabilities:

  Other current liabilities include the following major classifications:

                                                           June 30,
                                                    1995           1994

     Payroll and related taxes                  $   728,965    $   772,167
     Compensated absences                           412,407        316,599
     Self-insured medical expense                   133,797         65,287
     Facility fee                                   108,491        113,745
     Accrued interest - FDIC                           -           160,733
     Other                                          393,640        480,501

     Total                                       $1,777,300    $ 1,909,032
                                                 ============  ===========

     Included in payroll and related taxes is an accrued liability for $15,400 at June 30, 1995 and $190,000 at June 30, 1994 related to a Direct Labor Wage Determination Provision. This liability reflects amounts requested by the Department of Justice (DoJ) to comply with the Service Contract Act as it relates to the Company's labor cost from 1989 through 1993 under its contract with the DoJ.


     7.  Income taxes:

     The provision for income taxes includes the following:

     Current                    1995      1994         1993
     State                   $ 23,699   $ 5,223   $    -

     Total Tax Provision       23,699     5,223        -




                            (Continued)
                               F-17       17

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993


     The tax provision for continuing operations differs from the amounts computed using the statutory federal income tax rate as follows:


                                           1995        1994        1993

     Tax expense (benefit) at
      statutory rate - federal              (35%)       (35%)      (34%)
     State tax expense (benefit)
      net of federal taxes                    5%         (4%)        -

     Goodwill amortization                    1%         .23%        -

     Operating losses with no
       current tax benefit                   34%       38.89%       34%

     Tax expense at
       actual rate                             5%        .12%        -


                           (Continued)
                               F-18       18

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993


     Deferred income taxes and benefits are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which give rise to significant deferred tax assets (liabilities) follow:

     Deferred tax assets:                       June 30, 1995    June 30, 1994

       Self insurance reserve                   $     52,300    $  25,500
       Deferred rent liability                          -           6,000
       Provision for wages                             6,000       18,400
       Rent restructuring fee liability               42,500       84,600
       Depreciation                                  146,800      117,700
       Accounts receivable, principally
        due to allowance for
        doubtful accounts                            198,600      176,800
       Accrued vacation and bonuses                   30,500         -
       Capital loss carryforwards                        -         68,300
       Tax credit carryforwards                          -        140,000
       Net operating loss carryforwards            2,500,200    2,927,800

     Total deferred tax assets                     2,976,900    3,565,100

       Valuation allowance                        (2,964,900)  (3,559,500)

     Net deferred tax assets                          12,000        5,600

     Deferred tax liability:
       Unbilled receivables                          (12,000)      (5,600)

     Net deferred tax liability                      (12,000)      (5,600)

     Net deferred tax assets
       (liabilities)                           $       -     $      -


     The Company has net operating loss (NOL) carryforwards for federal and state purposes available to offset future taxable income of approximately $6,394,334 as of June 30, 1995. These NOL carryforwards expire at various dates through June 30, 2009. The NOL, tax credit carryforwards and capital loss carryforwards were reduced by the cancellation of debt income the Company realized in connection with the gain on the retirement of the FDIC debt (See Note 9).



                           (Continued)
                               F-19                                19

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

8.  Commitments and contingencies:

     Operating leases:

     The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through 1999. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company's future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs as of June 30, 1995 are summarized below:

                 Fiscal
               Year Ending                   Lease
                 June 30,                 Commitments
                  1996                   $   1,123,893
                  1997                         563,525
                  1998                         442,096
                  1999                         103,793

          Total minimum payments required  $ 2,233,307
                                        ==============

  Rent expense net of sublease income included in the consolidated statements of operations are as follows:

                                      Rent
               Period                Expense
               Fiscal Year 1995     $1,101,862
               Fiscal Year 1994     $1,427,916
               Fiscal Year 1993     $2,828,369

  Rental expense for vacant space was $0, $60,196 and $356,764 in fiscal years 1995, 1994 and 1993, respectively. The
  Company had no vacant space at June 30, 1995 and June 30, 1994.

  U.S. government contract audits:

  A portion of the Company's revenues and costs are subject to audit by the Defense Contract Audit Agency, which has completed most of the subsidiaries' audits through 1991. It is the opinion of the Company that existing accruals for potential audit adjustments are adequate and that the results of such audits will not have a materially adverse effect on the financial condition or results of operations of the Company.


                           (Continued)
                               F-20                                20

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

9.   FDIC Settlement Agreement

  On September 14, 1994, the Company entered into a Settlement Agreement with the Federal Deposit Insurance Corporation ("FDIC"). Principally through accounts receivable funding with CFC, the Company paid the FDIC $1,100,000 as consideration for a complete release from all indebtedness to the FDIC. Hadron owed the FDIC $3,905,093 consisting of a note payable of $3,705,969, net of cash collateral reserve of $25,000, and accrued interest of $224,124. Prior to this settlement the Company had been in default of its obligation to the FDIC.

  The settlement with the FDIC resulted in an extraordinary gain of $2,718,418 being recorded in the consolidated financial statements. In addition to the $1.1 million settlement, the Company incurred legal and other professional fees of $86,675 to consummate the settlement.

10. Common stock:

  Reverse stock split:

  During August 1993, shareholders approved a one-for-ten reverse stock split. The number of shares for transactions and balances for all periods presented in the Consolidated Financial Statements have been adjusted to reflect the reverse stock split. Certain share amounts may include the effects of rounding due to implementation of the reverse stock split.

11.  Legal Proceedings:

  As previously reported, in August 1991, United Press International, Inc. ("UPI") filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the "UPI Bankruptcy"). UPI was owned substantially by New UPI, Inc. ("NUPI"). NUPI is owned substantially by Infotechnology, Inc. ("Infotech"), and Infotech beneficially owns 13.6% of the common stock of the Company.

  The Company filed an amended unsecured claim in the UPI
  Bankruptcy in the sum of $512,477 (the "Claim"). UPI filed an objection to the claim and also asserted counterclaims against the Company for approximately $500,000 in a lawsuit commenced in the UPI Bankruptcy.

  In May 1994, the UPI Bankruptcy was converted to a liquidation under chapter 7 of the U.S. Bankruptcy Code and a trustee appointed to administer UPI's estate. The UPI trustee is re-


                           (Continued)
                               F-21                                21

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993


  evaluating the merits of the lawsuit against the Company and the objection to the Claim. A pre-trial conference regarding the UPI lawsuit is scheduled for October 20, 1995. The Company does not believe that it will ultimately incur any liability as a result of UPI lawsuit and has made no provision in its financial statements for this matter.

  On August 23, 1993, Equitable Variable Life Insurance Company ("Equitable") filed an unlawful detainer action against the Company in the District Court of Fairfax County, Virginia, for possession of the Company's principal premises at 9990 Lee Highway, Fairfax, Virginia, and past due rent in the amount of $356,984.52. Equitable, as landlord, asserted that the Company, as tenant, failed to pay rent due under a lease dated. On October 14, 1993, the Company and Equitable signed a letter of understanding outlining an agreement to restructure the lease covering the Company's principal premises. On October 21, 1993, the Company entered into a lease amendment ("Lease Amendment") with Equitable which represents the settlement by Hadron and Equitable of the dispute regarding past due rent and future rental obligations under the lease. The Lease Amendment generally provides for a consolidation of space and a reduction in monthly rent. Equitable's unlawful detainer action against the Company was dismissed with prejudice on October 22, 1993.

  On or about July 14, 1994, the Federal Deposit Insurance Corporation ("FDIC") filed two lawsuits in the U.S. District Court for the Eastern District of Virginia, naming as defendants the Company and two of its subsidiaries, Telcom International, Inc. and Acumenics Research and Technology, Inc. ("Borrowers"). Both suits were premised on allegations of failure to pay money due to the FDIC under the terms and conditions of the Amended and Restated Loan and Security Agreement dated June 30, 1992, evidencing the FDIC credit facility extended to the Borrowers.

  On September 14, 1994, the FDIC and the Borrowers entered into a Settlement Agreement pursuant to which the Company caused $1.1 million to be paid to the FDIC. In exchange for said payment, the FDIC returned to the Company all debt instruments, dismissed the lawsuits, without prejudice, and executed all documents necessary for the release of the FDIC's security interests in the collateral securing the Borrowers' indebtedness. See Note 9.


                           (Continued)
                               F-22                                22

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

12. Employee Savings Plan:

  The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) plan are based upon a percentage of employee contributions. The Company's discretionary contributions to the Plan were $17,630, $16,729 and $15,269 for fiscal years 1995, 1994 and 1993, respectively.

13. Investments:

  During fiscal year 1993, the Company had various investments in marketable equity securities of affiliated and unaffiliated companies. As of June 30, 1992, the Company had only one remaining investment with a carrying value of $26,250. During fiscal year 1993, the Company recorded a gain of $86,000 on the sale of this investment. As of June 30, 1994, the Company had no carrying value on its investments.

14. Stock Option Plan:

  Under the Company's 1994 Stock Option Plan ("1994 Plan"), up to 220,000 shares of its common stock may be issued to key employees, consultants and directors. The 1994 SOP provides for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options. The exercise price of the incentive stock options is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company's common stock on the date of grant.

  Information with respect to incentive stock options issued under the 1994 Plan are as follows:

                                               June 30, 1995
     Outstanding at beginning of year                 -
     Granted during year                          183,500
     Canceled during year                          13,000
     Outstanding at end of year                   170,500
     Exercisable at end of year                    56,834

     Option price                                   $0.25



                           (Continued)
                               F-23       23

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

Information with respect to non-qualified stock options issued under the 1994 Plan are as follows:


                                              June 30, 1995
     Outstanding at beginning of year                 -
     Granted during year                           12,500
     Canceled during year                             -
     Outstanding at end of year                    12,500
     Exercisable at end of year                    12,500

     Option Price                                   $0.25


15. Related party transactions:

  Infotechnology, Inc. ("Infotech"), a publicly held business development corporation, beneficially owns 202,739 shares of the Company's outstanding common stock. Dr. C.W. Gilluly is Chairman of the Board of the Company and of Infotech, and acting Chief Financial Officer of Infotech. Dr. Gilluly serves as acting President of the Company. Messrs. Lynch and Mayer, directors of the Company, are also directors of Infotech. Dr. Gilluly is also Chief Executive Officer and a director of Telecommunications Industries, Inc. ("TII") and Comtex Scientific Corporation ("Comtex"). Infotech holds a majority interest in TII and Comtex.

  During the years ended June 30, 1995, 1994 and 1993, the following related-party revenue was earned:

                                      1995      1994      1993
  Infotech - Corporate Relations/    $12,000   $21,000    $1,000
           Administrative Services

  ACS - Financial Consulting            -         -        4,000

  TII - Software Consulting           24,000     8,000      -

  Comtex - Corporate Relations         6,000       -          -




                           (Continued)
                               F-24       24

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

  During the years ended June 30, 1995, 1994 and 1993, the following related-party expenses were incurred:

                                      1995      1994      1993
  Infotech - Misc. Admin./Legal      $8,000    $1,000    $6,000

  TII - Purchases of Computer         24,000    45,000       -
        Equip. and Computer
        Consulting

  At June 30, 1995 and 1994, the Company had a net payable balance with Infotech of $53,000 and 57,000, respectively. The Company's net related-party balances with all other individual related parties were less than $4,000 at June 30, 1995 and 1994.

  On October 21, 1993, the Company entered into a Lease Amendment with Equitable, the landlord of the Company's principal premises at 9990 Lee Highway, Fairfax, Virginia.
  The Lease Amendment represents the settlement by Hadron and Equitable of a dispute regarding past due rent and future rental obligations under a lease agreement dated July 1, 1991. Equitable's unlawful detainer action against the Company, filed on August 23, 1993 in the District Court of Fairfax County, Virginia, was dismissed with prejudice on October 22, 1993.

  One of the conditions of Hadron's settlement with Equitable was that the Company provide Equitable with an irrevocable letter of credit ("Letter of Credit") in the amount of $320,000 to collateralize certain payments due Equitable pursuant to the Lease Amendment. The Company was not able to fully satisfy this condition using internally generated or bank-borrowed funds. Dr. Gilluly personally agreed to make a loan (See Note 5) in the principal amount of $300,000 ("Gilluly Loan") to collateralize the Letter of Credit.

  The Gilluly Loan is evidenced by a Convertible Promissory Note ("Note") dated October 21, 1993, executed by Engineering and Information Services, Inc. ("EISI") and SyCom Services, Inc. ("SyCom"), two wholly owned subsidiaries of Hadron, and payable to the order of C.W. Gilluly. Interest at the rate of three percent per annum over the prime rate per annum published from time to time in The Wall Street Journal accrues and is payable quarterly; the entire principal balance of the
  Note is due and payable on October 21, 1996.

                            (Continued)
                               F-25                                25

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

  At the option of Dr. Gilluly, the Note may be converted into restricted shares ("Hadron Shares") of Hadron's Common Stock. Dr. Gilluly may convert the Note into Hadron Shares at any time prior to maturity of the Note, except that Dr. Gilluly is not permitted to convert the Note within ten trading days prior to a date on which Hadron is required to make any filing with the Securities and Exchange Commission.

  The price at which the Note was initially convertible into Hadron Shares on a per share basis (the "Conversion Price") was equal to seventy percent (70%) of the average bid price for a share of Common Stock traded on the NASDAQ Stock Market (or, if the Common Stock was not traded on the NASDAQ Stock Market, on such other established public trading market in which the Common Stock was traded as of the date Dr. Gilluly elected to convert) for the ten trading days immediately preceding the date Dr. Gilluly elected to convert. In the event the Common Stock was not traded on the NASDAQ Stock Market and there existed no other established public trading market for the Common Stock during such ten-day trading period, conversion of the Note would be effected at a Conversion Price determined by a qualified independent appraiser engaged by EISI and SyCom and acceptable to Dr. Gilluly. In making such determination, the appraiser would use a thirty percent (30%) discount factor to account for the fact that the Hadron Shares would be issued as restricted shares. However, if the Conversion Price, as determined in accordance with the foregoing procedure, was greater than $0.96 per Hadron Share, the Conversion Price was deemed to be $0.96 per Hadron Share; and if the Conversion Price, as determined in accordance with the foregoing procedure, was less than $0.40 per Hadron Share, the Conversion Price was deemed to be $0.40 per Hadron Share.

  On September 13, 1994, in conjunction with the FDIC settlement (see Note 9), Dr. Gilluly was required to subordinate all rights in the Assignment and Security Agreement, described below, until such time as Commerce Funding Corporation ("CFC") received either a minimum of $140,000 from a specific Acumenics' customer account receivable, which was collateralized in CFC's credit facility, or the Company provided alternative or substitute receivables in an equivalent amount and satisfactory to CFC. On September 13, 1994, the Conversion Price was amended to the market value of $.25 per share (as represented by the midpoint of the Company's common stock bid and ask price on the ten days prior to September 13, 1994) and the option to convert was extended for a period of two years from October 21, 1996. The Company reserved the right to re-adjust upward, but not to exceed the high-end price of $.96 per share, the fair market valuation


                           (Continued)
                               F-26                                26

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

  and Conversion Price for a period of thirty calendar days following public release of (a) all information regarding the Company's settlement with the FDIC and (b) financial results for the fiscal year ended June 30, 1994. On September 23, 1994, CFC received funds in excess of $140,000 from the specific Acumenics' customer and released CFC's security interests in EISI and SyCom.

  The Note is prepayable at any time, in full or in part. In the event the Note is prepaid, Dr. Gilluly is entitled to receive a warrant ("Warrant") issued in respect to the number of Hadron Shares determined as hereinafter provided, as amended September 13, 1994. Each Warrant (a) will expire on October 21, 1998; (b) will entitle Dr. Gilluly to purchase, in accordance with the terms thereof, the number of Hadron Shares equal to the quotient obtained by dividing (i) the principal amount of the Note together with all interest thereon which is prepaid by (ii) the Conversion Price that would result if Dr. Gilluly had elected to convert and the date of his election to convert had been the date of the prepayment which entitles Dr. Gilluly to receive such Warrant; and (c) may be exercised in full or in part during its term at the price per Hadron Share equal to the Conversion Price that would result if Dr. Gilluly had elected to convert and the date of his election to convert had been the date of the prepayment which entitles him to receive such Warrant.

  The Note is collateralized by an Assignment and Security Agreement dated October 21, 1993 assigning and granting a security interest in the accounts receivable, contract rights and certain other assets of EISI and SyCom in favor of Dr. Gilluly. Pursuant to an Indemnity Agreement of even date therewith, the Company agreed to indemnify Dr. Gilluly with respect to all claims, demands, losses, damages, liabilities, costs and expenses that he may sustain or incur by reason of the Gilluly Loan. With the proceeds of the Gilluly Loan, and an additional $20,000 provided by the Company, EISI and SyCom collateralized the Letter of Credit on behalf of the Company in favor of Equitable.

  To make the loan evidenced by the Note, Dr. Gilluly borrowed $300,000 from Century National Bank. To collateralize his loan from Century National Bank, Dr. Gilluly pledged personal collateral and granted a security interest in the Note in favor of Century pursuant to a pledge agreement that contains standard default and similar provisions.

  The Company paid to Joseph S. Bracewell, a member of the Board of Directors, $18,000 and $13,500 for financial consulting



                           (Continued)
                               F-27                                27

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

  services for the fiscal years ended June 30, 1995 and 1994, respectively.


16. Business Segment and Major Customers:

  Business Segment:

  The Company operates predominantly in one industry segment, providing engineering, computer support services and other professional services.

  Major Customers:

  Gross revenue from contracts and subcontracts with U.S.
  government agencies amounted to $13,732,302, $13,885,991 and $16,571,204, respectively in fiscal years 1995, 1994 and 1993.

  Revenues from one commercial customer totaled $5,924,381, $3,052,373 and $1,985,820 in the fiscal years 1995, 1994 and
  1993, respectively.

  Revenues earned on sales to the Company's material customers are as follows:

                               United States
                               Department of        Commercial
                           Defense      Justice     Customer
     Fiscal Year 1995   $ 5,442,741  $ 7,370,135 $ 5,924,381
     Fiscal Year 1994     3,944,428    7,982,133   3,052,373
     Fiscal Year 1993     3,655,890    9,259,562   1,985,820



                            (Continued)
                               F-29       29

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

Report of Independent Accountants


To the Board of Directors and Shareholders

Hadron, Inc.



Our report on the consolidated financial statements of Hadron, Inc. and subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the years ended June 30, 1995 and 1994 listed in the index at Part IV, Item 14 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND, L.L.P.

Washington, D.C.

September 28, 1995




                           (Continued)
                               F-30       30

                  HADRON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993



       HADRON, INC. AND SUBSIDIARIES
     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                            Additions
                                       ---------------------

                                         Balance at           Charged (Credited)
                                         Beginning             to costs and
                Description              of Period               expenses


 Year ended June 30, 1995

 Accounts receivable                   $    453,308        $       115,000
 Net unrealized loss on non-current
   marketable security                            0


 Notes Receivable - Affiliate                     0                      0
                                        =============           ===========

Year ended June 30, 1994

 Accounts receivable                    $   819,668        $       603,024
 Net unrealized loss on non-current
   marketable security                            0                      0

 Notes Receivable - Affiliate                     0                      0
                                       =============           =============
 Year ended June 30, 1993

 Accounts receivable                    $   780,511       $        215,132
 Net unrealized loss on non-current
  marketable security                             0                      0

 Notes Receivable - Affiliate                     0                      0
                                      =============           =============



                                   Charged to                           Balance
                                 other accounts          Deductions       at end
                                  (describe)             (describe)    of Period
Year ended June 30, 1995

Accounts receivable             $149,463<F1>            209,811<F2>   507,960
Net unrealized loss on
  non-current
  marketable security                  0                      0            0

Notes Receivable - Affiliate           0                      0            0

Year ended June 30, 1994

Accounts receivable             $ 76,286<F3>          1,045,669<F4>   453,308
Net unrealized loss on
  non-current
  marketable security                  0                      0             0

Notes Receivable - Affiliate           0                      0             0

Year ended June 30, 1993

Accounts receivable             $      0             $  175,975<F5>   819,668
Net unrealized loss on
  non-current
  marketable security                  0                      0             0

Notes Receivable - Affiliate           0                      0             0





 <F1>   Represents a charge of $122,051.51 to unbilled receivables to correct unbilled accounts receivable balances, a charge of $3,660.41 to miscellaneous expense and a collection of receivables previously written off in the amount of $23,750.70.
 <F2>   Represents, primarily, the write off of uncollectible unbilled receivables, rate variances and fee retentions.
 <F3>   Represents a charge to the contract closeout account of $19,983.91, and a charge to revenue of $56,301.77 to reconcile unbilled accounts receivable.
 <F4>   Represents, primarily, the writeoff of uncollectible unbilled receivables, rate variances and fee retentions.
 <F5>   Represents, primarily, the write off of the note receivable from
        Wynmark Development Corp. in the amount of $118,333 which included interest receivable.

                    F-30


























                           (Continued)
                               F-32       32