Form 10-Q
period 1995-09-30
HADRON INC
filed 1995-11-14
CIK 44800

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                   Yes /X/         No / /

As of November 9, 1995, 1,503,685 shares of the Common Stock of the registrant were outstanding.

                  HADRON, INC. AND SUBSIDIARIES
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets                   3
                September 30, 1995 and June 30, 1995

               Consolidated Statements                       5
                of Operations for the Three Months Ended
                September 30, 1995 and 1994

               Consolidated Statements of                    6
                Cash Flows for the Three Months Ended
                September 30, 1995 and 1994

               Notes to Consolidated                         7
                Financial Statements

     Item 2.   Management's Discussion and Analysis          9
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 1.   Legal Proceedings                           13


SIGNATURES

             HADRON, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 1995 AND JUNE 30, 1995

                                                        SEPT. 30,        JUNE 30,
 ASSETS                                                    1995            1995
                                                      --------------  --------------
                                                       (Unaudited)

 Current assets:
   Cash and cash equivalents                                $334,579        $640,553

   Restricted cash                                           100,000         120,000

   Accounts receivable, net                                2,804,582       3,308,394

   Prepaid expenses and other                                 54,707          31,230
                                                        ------------    ------------

     Total current assets                                  3,293,868       4,100,177

                                                        ------------    ------------

 Fixed assets, net                                           179,172         180,969

 Other Assets:
   Contractual rights acquired                                22,594          28,756

   Restricted cash - long - term                                   -          10,000

   Other                                                      53,885          52,699
                                                        ------------    ------------

     Total other assets                                       76,479          91,455

                                                        ------------    ------------

       Total assets                                       $3,549,519      $4,372,601
                                                          ==========      ==========

            See Notes to Consolidated Financial Statements
                                 -3-

             HADRON, INC. AND SUBSIDIARIES
                    BALANCE SHEETS
         SEPTEMBER 30, 1995 AND JUNE 30, 1995
                                                        SEPT. 30,        JUNE 30,
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)           1995            1995
                                                       -------------   -------------
                                                       (Unaudited)

  Current liabilities
    Current maturities of long-term debt                  $1,003,749      $1,185,710
    Accounts payable                                       1,674,607       2,115,895
    Other current liabilities                              1,479,695       1,777,300
                                                       -------------   -------------
      Total current liabilities                            4,158,051       5,078,905
                                                       -------------   -------------

    Note Payable - Related party                             350,000         300,000
    Long-term debt                                            42,200          41,180
                                                       -------------   -------------
  Commitments and contingencies


  Total Liabilities                                        4,550,251       5,420,085
                                                       -------------   -------------
  Shareholders' equity  (deficit)

  Common stock $.02 par; authorized 20,000,000 shares;
     Issued :  September 30, 1995 - 1,516,185 shares
               June 30, 1995 - 1,505,125 shares
     Outstanding :   September 30, 1995 - 1,503,685 shares
                     June 30, 1995 - 1,492,625 shares         30,324          30,103


  Capital in excess of par                                 9,783,892       9,767,863


  Accumulated deficit                                   (10,291,510)    (10,322,012)
                                                       -------------   -------------
      Total                                                (477,294)       (524,046)

  Less 12,500 shares of treasury stock at cost             (523,438)       (523,438)
                                                       -------------   -------------
      Total shareholders' equity (deficit)               (1,000,732)     (1,047,484)
                                                       -------------   -------------
  Total liabilities and shareholders' equity              $3,549,519      $4,372,601
  (deficit)
                                                            ========        ========
          See Notes to Consolidated Financial Statements
                                 -4-

                     HADRON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE MONTHS ENDED SEPTEMBER 30,1995 AND 1994

                                                Three Months Ended
                                                  September 30,
                                                1995          1994
                                             -----------  -----------

 Revenues                                     $5,758,971   $4,091,042
                                             -----------  -----------
 Operating costs and expenses:
   Costs of revenue                            5,000,822    3,601,322
   Selling, general and administrative           625,535      657,552
                                             -----------  -----------
 Total operating costs and expenses            5,626,357    4,258,874
                                             -----------  -----------
 Operating income (loss)                         132,614    (167,832)
                                             -----------  -----------
 Other income (expense):

   Interest expense, net                        (58,062)     (75,839)

   Other expense                                (25,972)     (31,933)
                                             -----------  -----------
 Total other expense                            (84,034)    (107,722)
                                             -----------  -----------

 Income (loss) before income taxes and            48,580    (275,604)
 extraordinary gain

 Provision for income taxes                       18,078        2,886
                                             -----------  -----------

 Income (loss) before extraordinary gain          30,502    (278,490)


 Extraordinary gain on extinguishment of               -    2,718,418
 debt
                                             -----------  -----------

 Net income (loss)                               $30,502   $2,439,928
                                                ========     ========

 Per share data:
 Earnings per common share and common equivalent share:
   Income before extraordinary item                $0.02      ($0.19)
   Extraordinary item                                 --        $1.82

                                                -----------  -----------
 Net Income                                        $0.02        $1.63
                                                ========     ========



 Earnings per common share and common equivalent share-
  assuming full dilution:
   Income before extraordinary item                $0.01
                                             -----------
 Net Income (loss)                                 $0.01

 Weighted average number of common shares
 outstanding:
   Primary                                     1,570,401    1,492,660
   Assuming full dilution                      2,770,401
                                                ========     ========


        See Notes to Consolidated Financial Statements
                        (Unaudited)
                            -5-

                   HADRON, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                      Three Months Ended
                                                                September 30,
                                                                        1995              1994
                                                               ---------------   --------------
  Cash flows from operating activities:
    Net income                                                         $30,502       $2,439,928
                                                                --------------    --------------
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                     37,225            58,638
      Extraordinary gain on extinguishment of debt                           -       (2,718,418)
      Other                                                             16,250                 -

  Changes in net assets and liabilities:
    Accounts receivable                                                503,812           976,597

    Prepaid expenses                                                  (23,477)             6,709
    Other assets                                                       (1,186)            50,659
    Restricted cash                                                     30,000            30,000
    Accounts payable                                                 (441,288)            23,772
    Deferred income                                                          -           (3,849)
    Other current liabilities                                        (297,606)         (303,177)
    Other long-term liabilities                                          1,020          (26,069)
                                                                --------------    --------------
        Total adjustments                                            (175,250)       (1,905,138)
                                                                --------------    --------------
  Net cash provided by (used in) operating activities                (144,748)           534,790
                                                                --------------    --------------
  Cash flows used for investing activities:

    Property additions                                                (29,265)          (12,312)
                                                                --------------    --------------
  Net cash used by investing activities                               (29,265)          (12,312)
                                                                --------------    --------------
  Cash flows from financing activities:
    Borrowings on bank and other loans                                  50,000           960,000
    Payments on bank and other loans                                 (181,961)       (1,574,265)
                                                                --------------    --------------
  Net cash used in financing activities                              (131,961)         (614,265)
                                                                --------------    --------------
  Net increase (decrease) in cash and cash equivalents               (305,974)          (91,787)

  Cash and cash equivalents at beginning of period                     640,553           518,551
                                                                --------------    --------------
  Cash and cash equivalents at end of period                          $334,579          $426,764
                                                                    ==========        ==========
        See Notes to Consolidated Financial Statements
                         (Unaudited)
                             -6-

                     HADRON, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The interim consolidated financial statements for Hadron, Inc. (the "Company") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995 ("1995 Form 10-K") filed with the Securities and Exchange Commission.

     Income (loss) per share is based on the weighted average number of common shares outstanding during each quarter and common stock equivalents, if dilutive. For the quarter ended September 30, 1995 common stock equivalents were included in the income per share calculation. For the quarter ended September 30, 1994, common stock equivalents were not included due to the antidilutive effect on loss per share before the extraordinary item. Since common stock equivalents has an antidilitive effect on the Company's loss per share in the quarter ended 9/30/94, the fully diluted per share data for this quarter is not shown on the Consolidated Statements of Operations.

2.   Legal Proceedings

     As previously reported, in August, 1991, United Press International, Inc. ("UPI") filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. UPI was owned substantially by New UPI, Inc. ("NUPI"). NUPI is owned substantially by Infotechnology, Inc. ("Infotech"), and Infotech beneficially owns 13.5% of the common stock of the Company.

     The Company, as a creditor of UPI, filed in September 1992 a $594,621 proof of claim against UPI, subject to a possible $500,000 setoff. In July, 1993, UPI filed an adversarial action challenging the Company's proof of claim and demanding $500,000 plus interest based upon an alleged debt or note payable from the Company to UPI. The Company later determined that the claimed $500,000 indebtedness of the Company to UPI had not, and did not, in fact, exist. In March, 1994, the Company amended its proof of claim to reflect that the Company does not owe any amount to UPI, and to assert against UPI an aggregate claim of $512,477.

     The litigation between the Company and UPI was stayed after the proceeding was converted to Chapter 7 of the U.S. Bankruptcy Code in May, 1994, and a Trustee was appointed to administer UPI's estate. The Trustee is reevaluating the merits of UPI's lawsuit against the Company and UPI's objection to the Company's claim. A pre-trial conference regarding the UPI lawsuit is scheduled for December 15, 1995. The Company does not believe that it will ultimately incur any liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.

3.   Restricted Cash/Note Payable - Related Party

     The Company's $100,000 in Restricted Cash at September 30, 1995 represents funds invested in certificates of deposit as collateral for an irrevocable letter of credit which collateralizes certain payments due to Equitable Variable Life Insurance Company ("Equitable") pursuant to a lease amendment dated October 21, 1993 between Equitable, as landlord, and the Company, as tenant, amending the Company's lease of its principal offices in Fairfax, Virginia ("Lease Amendment"). The $350,000 Note Payable - Related Party represents i) a convertible promissory note ("Note") dated October 21, 1993 in the original principal amount of $300,000, executed by Engineering and Information Services, Inc. ("EISI") and SyCom Services, Inc. ("SyCom"), two wholly owned subsidiaries of the Company and payable to C.W. Gilluly, Chairman of the Board of Directors and Chief Executive Officer of the Company and ii) a $50,000 bridge loan from Dr. Gilluly which was repaid in early October 1995. The proceeds of the $300,000 Note were utilized to obtain the collateral required for the issuance of the irrevocable letter of credit. For a more detailed description of the Lease Amendment and the Note, see the 1995 Form 10-K.


4.   Extraordinary Gain

     On September 14, 1994, the Company entered into a Settlement Agreement with the Federal Deposit Insurance Corporation ("FDIC"), pursuant to which the Company paid the FDIC $1,100,000 as consideration for a complete release from indebtedness totalling $3,905,093. As a result, the Company recorded an extraordinary gain of $2,718,418 (the indebtedness released, less $86,675 in related costs incurred) in the first quarter 1995 fiscal year consolidated financial statements.


5.   Concentration of Business

     The Company has historically been, and continues to be, heavily dependent upon contracts from various U.S. government agencies. As reported in various forums, government contractors such as the Company have experienced, and are expected to experience, increased levels of competition as overall government expenditures are reduced. This increased competition will focus on both technical expertise and price. The Company is marketing its capabilities in various civilian and defense agencies, as well as in the commercial marketplace, in an effort to diversify its customer base and to maintain or increase its market share.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1995
               TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994


     During the three months ended September 30, 1995, the Company's revenues were approximately $5,759,000, or approximately $1,668,000 more than revenues for the three months which ended September 30, 1994. This represents a 41% increase in revenue in the quarter ended September 30, 1995, as compared with the quarter ended September 30, 1994.

     The increase in revenue between the three months ended September 30, 1995 and the three months ended September 30, 1994, was primarily due to increases in revenues of the Company's wholly owned subsidiaries, Acumenics Research and Technology, Inc. ("Acumenics") and Sycom Services, Inc. ("SyCom"). The increase in Acumenics' revenue is the result of obtaining new business through an existing contract and garnering new commercial business. The SyCom revenue increase reflects increased staffing on existing contracts and the acquisition of new contracts.

     Operational expenses for the quarter ended September 30,1995, were approximately $5,616,000, as compared with operational expenses of approximately $4,259,000 for the quarter ended September 30, 1994. This represents a 32% increase in operational expenses for the three months ended September 30, 1995, as compared with the corresponding period ended September 30, 1994. This increase in expenses reflects a 39% increase in costs of revenues in conjunction with the 41% revenue increase, offset by an approximately $32,000 decrease in selling, general and administrative expenses.

     Costs of revenue for the three months ended September 30, 1995, decreased from 88% of revenues to 87% of revenues as compared with the corresponding three months ended September 30, 1994. This reflects a change in the revenue mix as distributed among Hadron's subsidiaries in the three months ended September 30, 1995, when compared with the revenue composition for the three months ended September 30, 1994.

     The Company earned operating income for the quarter ended September 30, 1995 of approximately $133,000, as compared to an operating loss of approximately $168,000 for the corresponding quarter of the prior year. The Company's improvement from an operating loss to operating income, an aggregate change of approximately $301,000, was predominately due to increased revenues, and reduced selling, general and administrative expenses.
     For the quarter ended September 30, 1995, net interest expense of approximately $58,000 decreased by approximately $18,000 compared to the corresponding period of the prior year. This decrease is due to a significant decrease in the Company's debt, partially offset by higher interest rates primarily attributable to new debt borrowings from CFC in the three months ended September 30, 1995 as compared with the three months ended September 30, 1994.

     In the three months ended September 30, 1994, the Company recognized an extraordinary gain of approximately $2,718,000 related to a Settlement Agreement with the Federal Deposit Insurance Corporation ("FDIC"). In the Settlement Agreement the Company paid the FDIC $1,100,000 in consideration for a complete release from indebtedness of approximately $3,900,000. The Company incurred legal and other professional fees of approximately $87,000 to consummate the settlement.

     The Company recorded a net income of approximately $31,000 in the three months ended September 30, 1995, as compared with a net income of approximately $2,440,000 for the three months ended September 30, 1994. The decrease in net income is attributable to the inclusion of the approximately $2,718,000 extraordinary gain in the quarter ended September 30, 1994 and no corresponding item in the quarter ended September 30, 1995. Excluding the extraordinary gain, net income increased by approximately $309,000 in the three months ended September 30, 1995 as compared with the three months ended September 30, 1994. The improvement is attributable to increased revenues and reduced expenses.


CAPITAL RESOURCES AND LIQUIDITY

     During the three months ended September 30, 1995, the Company's operating activities absorbed cash of approximately $145,000 (See
Consolidated Statements of Cash Flows).

     The absorption of approximately $145,000 of cash is predominately the result of a decrease in accounts payable of approximately $441,000 and a decrease in other current liabilities of approximately $298,000, partially offset by a decrease in accounts receivable of approximately $504,000. The generation of approximately $535,000 of cash during the quarter ended September 30, 1994 was primarily the result of strong collections efforts, which reduced accounts receivable by approximately $977,000, offset by an operating loss and changes in other operating assets and liabilities.

     Management believes the cash from operations and the existing cash balances and borrowings through Commerce Funding Corporation ("CFC") will provide the Company with adequate cash resources to meet its obligations on a short-term basis, provided the Company is able to generate sufficient billings to be utilized in the Company's financing agreement with CFC. To supplement CFC, C.W. Gilluly, Chairman of the Board of Directors and Chief Executive Officer of the Company, has obtained a personal line of credit in the amount of $300,000 which may be utilized by the Company as short-term financing. Borrowings from Dr. Gilluly bear interest at the rate of three percent per annum over the prime rate per annum published from time to time in The Wall Street Journal. The Company had borrowings of approximately $866,000 from CFC and $50,000 from Dr. Gilluly at September 30, 1995.

     Currently, the Company's operations do not generate cash flow sufficient to cover its monthly interest to CFC. Furthermore, from time to time, the Company's cash flow is impaired by funding of Federal contracts and hindered by Federal budget resolution issues. The Company's ability to meet its liquidity needs on a long-term basis is dependent on the Company generating sufficient billings to utilize as a borrowing base for accounts receivable financing with CFC and ultimately building profitable operations. No assurance may be given, however, that the Company will be able to maintain this billing base or build profitable operations.

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

     The Gilluly Loan is evidenced by a three-year convertible promissory note ("Note") due and payable October 21, 1996, executed by EISI and SyCom and payable to C.W. Gilluly. The Note may, at the option of Dr. Gilluly, be converted into 1,200,000 restricted shares of the Company's Common Stock in accordance with agreements dated October 21, 1993 and amended September 14, 1994. The Note is prepayable at any time, in whole or in part, upon which Dr. Gilluly is entitled to receive a warrant in respect of approximately the number of shares of the Company's common stock that he would have received upon conversion of the Note.

     As previously reported, in August, 1991, United Press International, Inc. ("UPI") filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. UPI was owned substantially by New UPI, Inc. ("NUPI"). NUPI is owned substantially by Infotechnology, Inc. ("Infotech"), and Infotech beneficially owns 13.5% of the common stock of the Company.

     The Company, as a creditor of UPI, filed in September 1992 a $594,621 proof of claim against UPI, subject to a possible $500,000 setoff. In July, 1993, UPI filed an adversarial action challenging the Company's proof of claim and demanding $500,000 plus interest based upon an alleged debt or note payable from the Company to UPI. The Company later determined that the claimed $500,000 indebtedness of the Company to UPI had not, and did not, in fact, exist. In March, 1994, the Company amended its proof of claim to reflect that the Company does not owe any amount to UPI, and to assert against UPI an aggregate claim of $512,477.

     The litigation between the Company and UPI was stayed after the proceeding was converted to Chapter 7 of the U.S. Bankruptcy Code in May, 1994, and a Trustee was appointed to administer UPI's estate. The Trustee is reevaluating the merits of UPI's lawsuit against the Company and UPI's objection to the Company's claim. A pre-trial conference regarding the UPI lawsuit is scheduled for December 15, 1995. The Company does not believe that it will ultimately incur any liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.

Part II.  Other Information

Item 1.  Legal Proceedings

     The information provided in Note 2 of the Notes to Consolidated Financial Statements is incorporated herein by reference.


Item 6.  Exhibits and Reports.


(a)  Exhibits

Exhibit No.

 10.18   Employment Agreement with J. Anthony Vidal dated
       October 1, 1995.

 10.19   Employment Agreement with George E. Fowler dated
       October 1, 1995.

 11.01   Statement of Computation of Primary Earnings per share.

 11.02 Statement of Computation of Earnings per share assuming full dilution.


(b)  Reports on Form 8-K

None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 1995         HADRON, INC.
                                (Registrant)



By:/S/ C.W. Gilluly             By:/S/ C.W. Gilluly
   C. W. Gilluly Ed.D.             C.W. Gilluly Ed.D.
   Chief Executive Officer         Acting Chief Financial Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Officer)