Form 10-Q
period 1995-12-31
HADRON INC
filed 1996-02-14
CIK 44800

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                       ---------------------
                             Form 10-Q
                       ---------------------

/X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1995 or

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

           Registrant's Telephone number including area code
                          (703) 359-6404

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                   Yes  X         No
                      -----          -----

As of February 12, 1996, 1,503,685 shares of the Common Stock of the registrant were outstanding.








                  HADRON, INC. AND SUBSIDIARIES
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets                3
                December 31, 1995 and June 30, 1995

               Consolidated Statements                    5
                of Operations for the Three and Six
                Months Ended December 31, 1995 and 1994

               Consolidated Statements of                 6
                Cash Flows for the Six Months Ended
                December 31, 1995 and 1994

               Notes to Consolidated                      7
                Financial Statements

     Item 2.   Management's Discussion and Analysis      10
                of Financial Condition and Results
                of Operations

Part II Other Information:

     Item 1.   Legal Proceedings                         16
     Item 4.   Submission of Matters to a Vote of        16
                Security Holders

SIGNATURES





                             HADRON, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1995 AND JUNE 30, 1995
                        --------------------------------------
                                                         DEC. 31,        JUNE 30,
 ASSETS                                                    1995            1995
 ______                                               --------------  --------------
                                                       (Unaudited)
 Current assets:

   Cash and cash equivalents                                $490,500        $640,553

   Restricted cash                                            70,000         120,000

   Accounts receivable, net                                2,136,858       3,308,394

   Escrow receivable                                         165,000          -

   Prepaid expenses and other                                 73,979          31,230
                                                        ------------    ------------

     Total current assets                                  2,936,337       4,100,177

                                                        ------------    ------------

 Fixed assets, net                                            98,122         180,969

 Other Assets:
   Contractual rights acquired                                16,432          28,756

   Restricted cash                                             -              10,000

   Other                                                      21,745          52,699
                                                        ------------    ------------
     Total other assets                                       38,177          91,455
                                                        ------------    ------------


       Total assets                                       $3,072,636      $4,372,601
                                                          ==========      ==========

                    See Notes to Consolidated Financial Statements
                                         -3-

                              HADRON, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND JUNE 30, 1995
                          -------------------------------------
                                                            DEC. 31,        JUNE 30,
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              1995            1995
  ----------------------------------------------          -------------   -------------
                                                          (Unaudited)
  Current liabilities

    Current maturities of long-term debt                       $411,888      $1,185,710
    Accounts payable                                          1,779,909       2,115,895
    Other current liabilities                                 1,507,160       1,777,300
                                                          -------------   -------------
      Total current liabilities                               3,698,957       5,078,905
                                                          -------------   -------------

    Note Payable - Related party                                300,000         300,000
    Long-term debt                                               43,220          41,180
                                                          -------------   -------------
  Commitments and contingencies


  Total Liabilities                                           4,042,177       5,420,085
                                                          -------------   -------------
  Shareholders' equity  (deficit)

  Common stock $.02 par; authorized 20,000,000 shares;
     Issued :  December 31, 1995 - 1,516,185 shares
               June 30, 1995 - 1,505,125 shares
    Outstanding :  December 31, 1995 - 1,503,685 shares
                   June 30, 1995 - 1,492,625                     30,324          30,103

  Capital in excess of par                                    9,783,892       9,767,863
  Accumulated deficit                                      (10,260,319)    (10,322,012)
                                                          -------------   -------------

      Total                                                   (446,103)       (524,046)

  Less 12,500 shares of treasury stock at cost                (523,438)       (523,438)
                                                          -------------   -------------
      Total shareholders' equity (deficit)                    (969,541)     (1,047,484)
                                                          -------------   -------------
  Total liabilities and shareholders' equity (deficit)       $3,072,636      $4,372,601
                                                               ========        ========
                     See Notes to Consolidated Financial Statements
                                           -4-


                                            HADRON, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                         FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                -----------------------------------------------------
                                                              Six Months Ended               Three Months Ended
                                                                December 31,                    December 31,
                                                               -------------                   -------------
                                                            1995            1994            1995           1994
                                                        ------------    ------------    ------------   ------------

  Revenues                                               $10,460,374      $8,837,845     $4,701,403      $4,746,803
                                                        ------------    ------------    ------------    ------------
  Operating costs and expenses:
    Costs of revenue                                       9,353,298       7,753,673      4,352,476       4,152,351
    Selling, general and administrative                    1,189,329       1,361,319        563,794         703,767
                                                        ------------    ------------    ------------    ------------
  Total operating costs and expenses                      10,542,627       9,114,992      4,916,270       4,856,118
                                                        ------------    ------------    ------------    ------------
  Operating income (loss)                                    (82,253)       (277,147)      (214,867)       (109,315)
                                                        ------------    ------------    ------------    ------------
  Other income (expense):
    Interest expense, net                                   (110,319)       (106,155)       (52,257)        (30,316)

    Gain on sale of assets                                   255,466            -           255,466               0
    Other expense                                             16,877          13,342         42,849          45,275
                                                        ------------    ------------    ------------    ------------
  Total other expense                                        162,024         (92,813)       246,058          14,959
                                                        ------------    ------------    ------------    ------------
  Income (loss) before income taxes and
  extraordinary gain                                          79,771        (369,960)        31,191         (94,356)
  Provision for income taxes                                  18,078           2,886           -              -
                                                        ------------    ------------    ------------    ------------
  Income (loss) before extraordinary gain                     61,693        (372,846)        31,191         (94,356)
  Extraordinary gain on extinguishment of debt                 -           2,718,418           -              -
                                                        ------------    ------------    ------------    ------------
  Net income (loss)                                          $61,693      $2,345,572        $31,191        $(94,356)
                                                             ========        ========       ========        ========

  Per share data:
  Earnings per common share and common equivalent share:
    Income (loss) before extraordinary item                    $0.04          ($0.25)          $0.02         ($0.06)
    Extraordinary item                                         -               $1.82           -               -
                                                        ------------    ------------    ------------    ------------
  Net Income (loss)                                            $0.04           $1.57           $0.02         ($0.06)
                                                             ========       ========        ========        ========










  Earnings per common share and common equivalent share-
   assuming full dilution:
    Income before extraordinary item                           $0.02                           $0.01
                                                             ========                       ========

  Weighted average number of common shares outstanding:
    Primary                                                1,598,060       1,492,625      1,634,379       1,492,625
    Assuming full dilution                                 2,809,617                      2,816,838

                                    See Notes to Consolidated Financial Statements

                                                     (Unaudited)
                                                         -5-

                                         HADRON, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                             ------------------------------------------------------
                                                                                   Six Months Ended
                                                                                      December 31,
                                                                                 --------------------
                                                                                1995                  1994
                                                                            -----------           -----------
  Cash flows from operating activities:

    Net income                                                                  $61,693           $2,345,572
                                                                             -----------          -----------
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                               68,264              116,300
     Extraordinary gain on extinguishment of debt                                   -             (2,718,418)
     Gain on sale of assets                                                    (255,466)               -
     Provision for doubtful accounts, net                                       (26,000)               -
      Other                                                                      16,250                -

  Changes in assets and liabilities:
    Accounts receivable                                                       1,197,536              123,962
    Prepaid expenses                                                            (42,749)             (35,912)

    Other assets                                                                 30,954               41,219
    Restricted cash                                                              60,000               60,000
    Accounts payable                                                           (335,986)             476,702
    Deferred income                                                                -                 (17,098)
    Other current liabilities                                                  (270,140)            (378,492)
    Other long-term liabilities                                                   2,040              (42,737)
    Net change in assets and liabilities
      attributable to asset sale                                                (17,252)                -
                                                                             -----------          -----------
        Total adjustments                                                       427,451           (2,374,474)
                                                                             -----------          -----------
  Net cash provided by (used in) operating
     activities                                                                 489,144              (28,902)
                                                                             -----------          -----------
  Cash flows used for investing activities:

    Proceeds from sale of assets                                                200,750                 -
    Property additions                                                          (66,125)             (12,234)
                                                                             -----------          -----------
  Net cash used by investing activities                                         134,625              (12,312)
                                                                             -----------          -----------









  Cash flows from financing activities:
    Borrowings on bank and other loans                                             -                 960,000
    Payments on bank and other loans                                           (773,822)          (1,148,222)
                                                                             -----------          -----------
  Net cash used in financing activities                                        (773,822)            (188,222)
                                                                             -----------          -----------
  Net increase (decrease) in cash and cash equivalents
                                                                               (150,053)            (229,358)

  Cash and cash equivalents at beginning of period                              640,553              518,551
                                                                             -----------          -----------

  Cash and cash equivalents at end of period                                   $490,500             $289,193
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

     Income (loss) per share is based on the weighted average number of common shares outstanding during each quarter and common stock equivalents, if dilutive. For both the three and six months ended December 31, 1995 common stock equivalents were included in the income per share calculation. For both the three and six months ended December 31, 1994 common stock equivalents were not included in the income per share calculation due to their antidilutive effect on loss per share before the extraordinary item. Since common stock equivalents had an antidilutive effect on the Company's loss per share in both the three and six months ended December 31, 1994, the fully diluted per share data for these periods is not shown on the Consolidated Statements of Operations.


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

     The litigation between the Company and UPI was stayed after the proceeding was converted to Chapter 7 of the U.S. Bankruptcy Code in May, 1994, and a Trustee was appointed to administer UPI's estate. The Trustee is reevaluating the merits of UPI's lawsuit against the Company and UPI's objection to the Company's claim. A pre-trial conference regarding the UPI lawsuit is scheduled for May 16, 1996. The Company does not believe that it will ultimately incur any liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.


3.   Restricted Cash/Note Payable - Related Party

     The Company's $70,000 in Restricted Cash at December 31, 1995 represents funds invested in certificates of deposit as collateral for an irrevocable letter of credit which collateralizes certain payments due to Equitable Variable Life Insurance Company ("Equitable") pursuant to a lease amendment dated October 21, 1993 between Equitable, as landlord, and the Company, as tenant, amending the Company's lease of its principal offices in Fairfax, Virginia ("Lease Amendment"). The $300,000 Note Payable - Related Party represents a convertible promissory note ("Note") dated October 21, 1993 in the original principal amount of $300,000, executed by Engineering and Information Services, Inc. ("EISI") and SyCom Services, Inc. ("SyCom"), two wholly owned subsidiaries of the Company and payable to C.W. Gilluly, Chairman of the Board of Directors and Chief Executive Officer of the Company. The proceeds of the $300,000 Note were utilized to obtain the collateral required for the issuance of the irrevocable letter of credit. For a more detailed description of the Lease Amendment and the Note, see the 1995 Form 10-K.


4.   Extraordinary Gain - FDIC Settlement

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

5.   Sale of Assets - Acumenics

     On December 15, 1995, Acumenics Research and Technology, Inc. ("Acumenics"), a subsidiary of the Company which provided legal support services to the U.S. Government, law firms and corporations, sold to Labat-Anderson Incorporated (the "Buyer") for $365,750 (the "Purchase Price") substantially all of its assets (excluding accounts receivable), effective December 1, 1995. In conjunction therewith, the Buyer assumed certain liabilities of Acumenics, including certain leases, agreements and contracts related to the ongoing performance of Acumenics' litigation support operations.

     In addition, Acumenics agreed to utilize its best efforts to effect a novation of its contract with the U.S. Department of Justice (the "DOJ Contract"). A portion of the Purchase Price ($165,000) was placed in escrow on December 15, 1995, to be released upon the satisfaction of certain conditions relating principally to Acumenics' effort to effect a novation of the DOJ Contract. The conditions are administrative and include i) novation documentation in accordance with the provisions of the Federal Acquisition Regulations, ii) release of certain financing liens on Acumenics' assets and iii) request of a contract modification directing future DOJ payments to the Buyer. Acumenics and Hadron also agreed that for a period of 10 years, neither of them or any entity controlled by them would own, manage, operate or control, or participate in the ownership, management, operation or control of any entity providing litigation support services, including legal document coding.

     As a result of this transaction, the Company recorded a gain of $255,466 (the proceeds less the book value of the assets and liabilities transferred and less $16,061 in related costs incurred) in the second quarter 1996 fiscal year consolidated financial statements.


6.   Concentration of Business

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

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1995
           TO THE THREE MONTHS ENDED DECEMBER 31, 1994


     During the three months ended December 31, 1995, the Company's revenues were approximately $4,701,000, or approximately $45,000 less than revenues for the three months which ended December 31, 1994. This represents a 1% decrease in revenue in the quarter ended December 31, 1995, as compared with the quarter ended December 31, 1994.

     In December 31, 1995, Acumenics Research and Technology, Inc. ("Acumenics"), a subsidiary of the Company which provided legal support services to the U.S. Government, law firms and corporations, sold substantially all of its assets. Revenues excluding Acumenics for the three months ended December 31, 1995, were approximately $3,468,000, or approximately $415,000 more than revenues for the three months which ended December 31, 1994. This represents a 14% increase in revenue in the quarter ended December 31, 1995, as compared with the quarter ended December 31, 1994.

     The overall decrease in revenue between the three months ended December 31, 1995 and the three months ended December 31, 1994, was primarily due to decreases in revenues of Acumenics which reflected a decline in the business base before the sale of the majority of Acumenics' assets and the corresponding loss of revenues attributable to not providing legal support services after the sale closing in December 1995. The increase in revenues when excluding Acumenics is principally attributable to increased revenues in the Company's wholly-owned subsidiary, Sycom Services, Inc. ("SyCom"). The SyCom revenue increase reflects increased staffing on existing contracts and the acquisition of new contracts.

     Operational expenses for the quarter ended December 31,1995, were approximately $4,916,000, as compared with operational expenses of approximately $4,856,000 for the quarter ended December 31, 1994. This minimal increase in operational expenses represents a decrease in general and administrative costs which was slightly exceeded by an increase in costs of revenue. The increase in costs of revenue relates to increased overhead costs.

     Costs of revenue for the three months ended December 31, 1995, increased from 87% of revenues to 93% of revenues as compared with the corresponding three months ended December 31, 1994. The Company's margin on direct costs remained constant and the increase in costs of revenue is attributable to increased overhead costs related to changes in the proportion of business generated by Hadron's various subsidiaries.

     The Company incurred an operating loss for the quarter ended
December 31, 1995 of approximately $215,000, as compared to an operating loss of approximately $109,000 for the corresponding quarter of the prior year.

     For the quarter ended December 31, 1995, net interest expense of approximately $52,000 increased by approximately $22,000 compared to the corresponding period of the prior year. This increase is due to an increase in the average debt outstanding during the quarter and a slight increase in the interest rate on debt tied to the U.S. prime rate.

     In the three months ended December 31, 1995, the Company recognized an gain on the sale of assets of approximately $255,000 related to the sale of substantially all of Acumenics' assets for $365,750. The gain was composed of the $365,750 transaction proceeds less the book value of the assets and liabilities transferred and less $16,061 in related costs incurred.

     The Company recorded a net income of approximately $31,000 in the three months ended December 31, 1995, as compared with a net loss of approximately $94,000 for the three months ended December 30, 1994. The increase in net income is attributable to the inclusion of the approximately $255,000 gain on the sale of assets in the quarter ended December 30, 1995 related to the Acumenics' asset sale and no corresponding item in the quarter ended December 31, 1994. Excluding the gain on the sale of assets, net income decreased by approximately $130,000 in the three months ended December 31, 1995 as compared with the three months ended December 31, 1994. The decline is attributable to reduced margins, and increased interest and bad debt expenses.

            COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1995
                  TO THE SIX MONTHS ENDED DECEMBER 31, 1994


     During the six months ended December 31, 1995, the Company's revenues were approximately $10,460,000, or approximately $1,623,000 more than revenues for the six months which ended December 31, 1994. This represents an 18% increase in revenue in the six months ended December 31, 1995, as compared with the six months ended December 31, 1994.

     The increase in revenue between the six months ended December 31, 1995 and the six months ended December 31, 1994, was primarily due to increases in revenues of SyCom and Acumenics. The SyCom revenue increase reflects increased staffing on existing contracts and the acquisition of new contracts. The increase in Acumenics' revenue, earned predominately over only five months due to the December 1995 sale, is the result of obtaining new business through an existing contract and garnering new commercial business.

     Operational expenses for the six months ended December 31,1995, were approximately $10,543,000, as compared with operational expenses of approximately $9,115,000 for the six months ended December 31, 1994.

This represents a 16% increase in operational expenses for the six months ended December 31, 1995, as compared with the corresponding period ended December 31, 1994. This increase in expenses reflects a 21% increase in costs of revenues in conjunction with the 18% revenue increase, offset by an approximately $172,000 decrease in selling, general and administrative expenses.

     Costs of revenue for the six months ended December 31, 1995, decreased from 88% of revenues to 87% of revenues as compared with the corresponding six months ended December 31, 1994. This reflects a change in the revenue mix as distributed among Hadron's subsidiaries in the six months ended December 31, 1995, when compared with the revenue composition for the six months ended December 31, 1994.

     The Company incurred an operating loss for the six months ended December 31, 1995 of approximately $82,000, as compared to an operating loss of approximately $277,000 for the corresponding period of the prior year. The Company's improvement was predominately due to increased revenues, and reduced selling, general and administrative expenses.

     For the six months ended December 31, 1995, net interest expense of approximately $110,000 increased by approximately $4,000 compared to the corresponding period of the prior year.

     In the six months ended December 31, 1995, the Company recognized a gain on the sale of assets of approximately $255,000 related to the sale of substantially all of Acumenics' assets for $365,750. The gain was composed of the $365,750 transaction proceeds less the book value of the assets and liabilities transferred and less $16,061 in related costs incurred.

     In the six months ended December 31, 1994, the Company recognized an extraordinary gain of approximately $2,718,000 related to a Settlement Agreement with the Federal Deposit Insurance Corporation ("FDIC"). In the Settlement Agreement the Company paid the FDIC $1,100,000 in consideration for a complete release from indebtedness of approximately $3,900,000. The Company incurred legal and other professional fees of approximately $87,000 to consummate the settlement.

     The Company recorded a net income of approximately $62,000 in the six months ended December 31, 1995, as compared with a net income of approximately $2,346,000 for the six months ended December 31, 1994. The decrease in net income is attributable to the inclusion of the approximately $2,718,000 extraordinary gain in the six months ended December 31, 1994. Excluding the extraordinary gain, the Company's net income improved by approximately $435,000, from a net loss of approximately $373,000 in the six months ended December 31, 1994 to net income of approximately $62,000 in the six months ended December 31, 1995. The improvement is attributable to increased revenues and reduced expenses.

CAPITAL RESOURCES AND LIQUIDITY

     During the six months ended December 31, 1995, the Company's operating activities generated cash of approximately $489,000 (See Consolidated Statements of Cash Flows).

     The generation of approximately $489,000 of cash is predominately the result of a decrease in accounts receivable of approximately $1,198,000 partially offset by a decrease in accounts payable of approximately $336,000 and a decrease in other current liabilities of approximately $270,000. Additionally, $165,000 of the proceeds of the Acumenics' asset sale have been excluded from cash and cash equivalents pending the release of such funds from escrow. The cash generated by operations was utilized principally to reduce the Company's current maturities on long-term debt which decreased by approximately $774,000, thus reducing the Company's cash and cash equivalents by approximately $150,000 during the six months ended December 31, 1995.

     The absorption of approximately $29,000 of cash during the six months ended December 31, 1994 was primarily due to operating losses of approximately $277,000, offset by depreciation and amortization expense of approximately 116,000, a decrease in accounts receivable of $124,000 and an increase in accounts payable and other current liabilities of approximately $81,000.

     Management believes the cash from operations and the existing cash balances and borrowings through Commerce Funding Corporation ("CFC") will provide the Company with adequate cash resources to meet its obligations on a short-term basis, provided the Company is able to generate sufficient billings to be utilized in the Company's financing agreement with CFC. To supplement CFC, C.W. Gilluly, Chairman of the Board of Directors and Chief Executive Officer of the Company, has obtained a personal line of credit in the amount of $300,000 which may be utilized by the Company as short-term financing. Borrowings from Dr. Gilluly bear interest at the rate of three percent per annum over the prime rate per annum published from time to time in The Wall Street Journal. The Company had borrowings of approximately $275,000 from CFC at December 31, 1995 and had no amounts outstanding from Dr. Gilluly.

     Currently, the Company's operations do not generate cash flow sufficient to cover its monthly operating expenses and made payments towards reducing its accounts payable and other accrued liabilities. Furthermore, from time to time, the Company's cash flow is impaired by funding of Federal contracts and hindered by Federal budget resolution issues. The Company's ability to meet its liquidity needs on a long-term basis is dependent on collecting its accounts receivables, including receivables related to contract close-outs, in a timely fashion, and ultimately building profitable operations. No assurance may be given, however, that the Company will be able to maintain this billing base or build profitable operations.

     Pursuant to the Acumenics asset sale, Labat-Anderson, Incorporated (the "Buyer") agreed to assume certain liabilities, including certain leases, agreements and contracts. At December 31, 1995, these assignments had not been perfected and the Company remained contingently liable for certain lease obligations.

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

     The litigation between the Company and UPI was stayed after the proceeding was converted to Chapter 7 of the U.S. Bankruptcy Code in May, 1994, and a Trustee was appointed to administer UPI's estate. The Trustee is reevaluating the merits of UPI's lawsuit against the Company and UPI's objection to the Company's claim. A pre-trial conference regarding the UPI lawsuit is scheduled for May 16, 1996. The Company does not believe that it will ultimately incur any liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.

Part II.  Other Information

Item 1.   Legal Proceedings

     The information provided in Note 2 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of Hadron, Inc. was held on December 8, 1995. At the meeting shareholders elected four directors: Joseph S. Bracewell, C.W. Gilluly,Ed.D., William J. Howard and Robert J. Lynch, Jr. Each director will serve until his successor is duly elected and qualified.

     Shareholders also considered and approved an amendment to the Hadron, Inc. 1994 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 220,000 to 290,000 by a vote of 1,120,993 in favor, 97,840 votes against and 10,971 abstentions.


     Shareholders also ratified the appointment of Coopers and Lybrand, L.L.P. as independent accounts for the Company for the fiscal year which ends June 30, 1996. There were 1,186,187 affirmative votes, 29,995 negative votes and 13,621 abstentions relating to the appointment of Coopers & Lybrand, L.L.P.


(b)  Reports on Form 8-K

     On January 2, 1996, the Company filed a report on form 8-K disclosing that on December 15, 1995, Acumenics Research and Technology, Inc. ("Acumenics"), a subsidiary of the Company which provided legal support services to the U.S. Government, law firms and corporations, sold to Labat-Anderson Incorporated (the "Buyer") for $365,750 substantially all of its assets (excluding accounts receivable), effective December 1, 1995. In conjunction therewith, the Buyer assumed certain liabilities of Acumenics, including certain leases, agreements and contracts related to the ongoing performance of Acumenics' litigation support operations.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 14, 1996             HADRON, INC.
                                    (Registrant)



By:/S/ C.W. Gilluly             By:/S/ C.W. Gilluly
   C. W. Gilluly Ed.D.             C.W. Gilluly Ed.D.
   Chief Executive Officer         Acting Chief Financial Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Officer)