Form 10-Q
period 1996-03-31
HADRON INC
filed 1996-05-15
CIK 44800

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period from __________ to ___________

                  Commission file number 0-5404
                      _____________________

                           HADRON, INC.
      (Exact name of registrant as specified in its charter)

     New York                                11-2120726
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

                  4900 Seminary Road, Suite 800
                   Alexandria, Virginia   22311
             (Address of principal executive offices)

        Registrant's Telephone number including area code
                          (703) 824-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                   Yes  X         No

As of May 10, 1996, 1,503,685 shares of the Common Stock of the registrant were outstanding.



                  HADRON, INC. AND SUBSIDIARIES
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets                3
                March 31, 1996 and June 30, 1995

               Consolidated Statements                    5
                of Operations for the Three and Nine
                Months Ended March 31, 1996 and 1995

               Consolidated Statements of                 6
                Cash Flows for the Nine Months Ended
                March 31, 1996 and 1995

               Notes to Consolidated                      7
                Financial Statements

     Item 2.   Management's Discussion and Analysis      10
                of Financial Condition and Results
                of Operations

Part II Other Information:

     Item 1.   Legal Proceedings                         16
     Item 5.   Other Information                         16


SIGNATURES

                      HADRON, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1996 AND JUNE 30, 1995
                 --------------------------------------
                                               MAR. 31,     JUNE 30,
 ASSETS                                          1996         1995
 ______                                       -----------  -----------
                                             (Unaudited)
 Current assets:

   Cash and cash equivalents                      $99,570     $640,553

   Restricted cash                                 40,000      120,000

   Accounts receivable, net                     2,387,679    3,308,394

   Prepaid expenses and other                      33,222       31,230
                                              -----------  -----------

     Total current assets                       2,560,471    4,100,177
                                              -----------  -----------


 Fixed assets, net                                114,019      180,969

 Other Assets:
   Contractual rights acquired                     10,270       28,756

   Restricted cash-long-term                        -           10,000

   Other                                            3,955       52,699
                                              -----------  -----------
     Total other assets                            14,225       91,455
                                              -----------  -----------

       Total assets                            $2,688,715   $4,372,601

                                               ==========   ==========

             See Notes to Consolidated Financial Statements
                                  -3-

                        HADRON, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND JUNE 30, 1995
                   -------------------------------------
                                                  MAR. 31,      JUNE 30,
 LIABILITIES AND SHAREHOLDERS' EQUITY               1996          1995
 (DEFICIT)
 --------------------------------------------    -----------   -----------
                                                (Unaudited)
 Current liabilities

   Current maturities of long-term debt            $137,353    $1,185,710
   Accounts payable                               1,723,262     2,115,895
   Other current liabilities                      1,428,533     1,777,300
                                                 -----------   -----------
     Total current liabilities                    3,289,148     5,078,905
                                                 -----------   -----------

   Note Payable - Related party                     275,000       300,000
   Long-term debt                                    44,240        41,180
                                                 -----------   -----------
 Commitments and contingencies


 Total Liabilities                                3,608,388     5,420,085
                                                 -----------   -----------
 Shareholders' equity  (deficit)

 Common stock $.02 par; authorized 20,000,000 shares;
    Issued :  March 31, 1996 - 1,516,185 shares
              June 30, 1995 - 1,505,125 shares
   Outstanding :  March 31, 1996 - 1,503,685 shares
                  June 30, 1995 - 1,492,625          30,324        30,103

 Capital in excess of par                         9,783,892     9,767,863

 Accumulated deficit                            (10,210,451)  (10,322,012)

                                                ------------  ------------
     Total                                         (396,235)     (524,046)

 Less 12,500 shares of treasury stock at cost      (523,438)     (523,438)
                                                ------------  ------------
     Total shareholders' equity (deficit)          (919,673)   (1,047,484)
                                                ------------  ------------
 Total liabilities and shareholders' equity      $2,688,715    $4,372,601
 (deficit)
                                                   ========      ========

               See Notes to Consolidated Financial Statements
                                    -4-

                                               HADRON, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   -----------------------------------------------------
                                                              Nine Months Ended                Three Months Ended
                                                                  March 31,                        March 31,
                                                                -------------                    -------------
                                                           1996             1995             1996             1995
                                                       ------------     ------------     ------------     ------------
 Revenues                                               $14,488,767        $14,754,762     $4,028,393       $5,916,917
                                                       ------------     ------------      ------------     ------------
 Operating costs and expenses:
   Costs of revenue                                      12,620,089        12,933,056       3,266,791        5,179,383
   Selling, general and administrative                    1,859,860         2,089,082         670,531          727,763
                                                       ------------     ------------      ------------     ------------
 Total operating costs and expenses                      14,479,949        15,022,138       3,937,322        5,907,146
                                                       ------------     ------------      ------------     ------------
 Operating income (loss)                                      8,818          (267,376)         91,071            9,771
                                                       ------------     ------------      ------------     ------------
 Other income (expense):
   Interest expense, net                                   (123,351)         (169,069)        (13,032)         (62,914)
 Gain on sale of assets                                     255,466              -               -                -
   Other expense                                             (4,694)          (40,324)        (21,571)         (53,666)
                                                       ------------     ------------      ------------     ------------
 Total other income (expense)                               127,421          (209,393)        (34,603)        (116,580)
                                                       ------------     ------------      ------------     ------------
 Income (loss) before income taxes and
 extraordinary gain                                         136,239          (476,769)         56,468         (106,809)
 Provision for income taxes                                  24,678             3,699           6,600              813
                                                       ------------     ------------      ------------     ------------
 Income (loss) before extraordinary gain                    111,561          (480,468)         49,868         (107,622)
 Extraordinary gain on extinguishment of debt                 -             2,718,418            -               -
                                                       ------------     ------------      ------------     ------------
 Net income (loss)                                         $111,561        $2,237,950         $49,868        $(107,622)
                                                            ========          ========        ========         ========
 Per share data:
 Earnings per common share and common equivalent share:
   Income (loss) before extraordinary item                    $0.07            ($0.32)           $0.03          ($0.07)
   Extraordinary item                                         -                 $1.82            -                -
                                                        ------------     ------------      ------------     ------------
 Net Income (loss)                                            $0.07             $1.50            $0.03          ($0.07)
                                                            ========          ========        ========         ========

 Earnings per common share and common equivalent share-
  assuming full dilution:
   Income before extraordinary item                           $0.04                              $0.02
                                                            ========                          ========
 Weighted average number of common shares outstanding:
   Primary                                                1,604,312          1,492,626      1,604,741        1,492,628
   Assuming full dilution                                 2,810,675                         2,804,879

                                     See Notes to Consolidated Financial Statements
                                                        (Unaudited)
                                                            -5-

                                              HADRON, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 ------------------------------------------------------
                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                        --------------------
                                                                                         1996                  1995
                                                                                 -----------            -----------
  Cash flows from operating activities:

    Net income                                                                          $111,561            $2,237,950
                                                                                      -----------           -----------
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                                        87,393               182,937
     Extraordinary gain on extinguishment of debt                                            -              (2,718,418)
     Gain on sale of assets                                                             (255,466)                -
     Provision for doubtful accounts, net                                                203,823                 -
      Other                                                                               16,250                 -

  Changes in net assets and liabilities:
    Accounts receivable                                                                  716,892              (300,560)
    Prepaid expenses                                                                      (1,992)              (17,923)

    Other assets                                                                          48,744                37,776
    Restricted cash                                                                       90,000                90,000
    Accounts payable                                                                    (392,633)              291,925
    Deferred income                                                                         -                  (17,098)
    Other current liabilities                                                           (348,767)               18,293
    Net change in assets and liabilities
      attributable to asset sale                                                         (17,252)                 -
    Other long-term liabilities                                                            3,060               (72,518)
                                                                                      -----------           -----------
        Total adjustments                                                                150,052            (2,505,586)
                                                                                      -----------           -----------
  Net cash provided by (used in) operating
     activities                                                                          261,613              (267,636)
                                                                                      -----------           -----------
  Cash flows used for investing activities:

    Proceeds from sale of assets                                                         365,750                  -
    Property additions                                                                   (94,989)              (22,483)
                                                                                      -----------           -----------
  Net cash used by investing activities                                                  270,761               (22,483)
                                                                                      -----------           -----------
  Cash flows from financing activities:
    Borrowings on bank and other loans                                                      -                  960,000



    Payments on bank and other loans                                                  (1,073,357)           (1,000,397)
                                                                                      -----------           -----------
  Net cash used in financing activities                                               (1,073,357)              (40,397)
                                                                                      -----------           -----------
  Net decrease in cash and cash equivalents                                             (540,983)             (330,516)

  Cash and cash equivalents at beginning of period                                       640,553               518,551
                                                                                      -----------           -----------
  Cash and cash equivalents at end of period                                             $99,570              $188,035
                                                                                         ========               =======


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

     Income (loss) per share is based on the weighted average number of common shares outstanding during each quarter and common stock equivalents, if dilutive. For both the three and nine months ended March 31, 1996 common stock equivalents were included in the income per share calculation. For both the three and nine months ended March 31, 1995 common stock equivalents were not included in the income per share calculation due to their antidilutive effect on loss per share before the extraordinary item. Since common stock equivalents had an antidilutive effect on the Company's loss per share in both the three and nine months ended March 31, 1995, the fully diluted per share data for these periods is not shown on the Consolidated Statements of Operations.

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

     The litigation between the Company and UPI was stayed after the proceeding was converted to Chapter 7 of the U.S. Bankruptcy Code in May, 1994, and a Trustee was appointed to administer UPI's estate. A trial is scheduled for May 23, 1996 to adjudicate UPI's challenge of the Company's proof of claim and UPI's demand for $500,000 plus interest based upon an alleged debt or note payable from the Company to UPI. The Company does not believe that it will ultimately incur any liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.

3.   Restricted Cash/Note Payable - Related Party

     The Company's $40,000 in Restricted Cash at March 31, 1996 represents funds invested in certificates of deposit as collateral for an irrevocable letter of credit which collateralizes certain payments due to Equitable Variable Life Insurance Company ("Equitable") pursuant to a lease amendment dated October 21, 1993 between Equitable, as landlord, and the Company, as tenant, amending the Company's lease of its principal offices in Fairfax, Virginia ("Lease Amendment"). The $275,000 Note Payable - Related Party represents a convertible promissory note ("Note") dated October 21, 1993 in the original principal amount of $300,000, executed by Engineering and Information Services, Inc. ("EISI") and SyCom Services, Inc. ("SyCom"), two wholly owned subsidiaries of the Company and payable to C.W. Gilluly, Chairman of the Board of Directors and Chief Executive Officer of the Company. The proceeds of the $300,000 Note were utilized to obtain the collateral required for the issuance of the irrevocable letter of credit. For a more detailed description of the Lease Amendment and the Note, see Company's the 1995 Annual Report on Form 10-K.

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

5.   Sale of Assets - Acumenics

     On December 15, 1995, ART Holdings Corporation (formerly known as Acumenics Research and Technology, Inc.) ("ART"), a subsidiary of the Company which provided legal support services to the U.S. Government, law firms and corporations, sold to Labat-Anderson Incorporated (the "Buyer") for $365,750 (the "Purchase Price") substantially all of its assets (excluding accounts receivable), effective December 1, 1995. In conjunction therewith, the Buyer assumed certain liabilities of ART, including certain leases, agreements and contracts related to the ongoing performance of ART's litigation support operations.

     In addition, ART agreed to utilize its best efforts to effect a novation of its contract with the U.S. Department of Justice (the "DOJ Contract"). A portion of the Purchase Price ($165,000) was placed in escrow on December 15, 1995, to be released upon the satisfaction of certain conditions relating principally to ART's effort to effect a novation of the DOJ Contract. The escrow conditions were satisfied and the escrow funds released in February 1996. In April 1996 the DOJ Contract was novated. ART and Hadron also agreed that for a period of 10 years, neither of them or any entity controlled by them would own, manage, operate or control, or participate in the ownership, management, operation or control of any entity providing litigation support services, including legal document coding.

     As a result of this transaction, the Company recorded a gain of $255,466 (the proceeds less the book value of the assets and liabilities transferred and less $16,061 in related costs incurred) in the second quarter 1996 fiscal year consolidated financial statements.


6.   Concentration of Business

     The Company has historically been, and continues to be, heavily dependent upon direct and indirect contracts from various U.S. government agencies. As reported in various forums, government contractors such as the Company have experienced, and are expected to experience, increased levels of competition as overall government expenditures are reduced. This increased competition will focus on both technical expertise and price. The Company is marketing its capabilities in various civilian and defense agencies, as well as in the commercial marketplace, in an effort to diversify its customer base and to maintain or increase its market share.

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996
                 TO THE THREE MONTHS ENDED MARCH 31, 1995


     During the three months ended March 31, 1996, the Company's revenues were approximately $4,028,000, or approximately $1,889,000 less than revenues for the three months which ended March 31, 1995. This represents a 32% decrease in revenue in the quarter ended March 31, 1996, as compared with the quarter ended March 31, 1995.

     In December 1995,ART Holdings Corporation (formerly known as Acumenics Research and Technology, Inc.) ("ART"), a subsidiary of the Company which provided legal support services to the U.S. Government, law firms and corporations, sold substantially all of its assets. Revenues excluding ART for the three months ended March 31, 1996, were approximately $3,978,000, or approximately $571,000 more than revenues for the three months which ended March 31, 1995. This represents a 17% increase in revenue in the quarter ended March 31, 1996, as compared with the quarter ended March 31, 1995.

     The overall decrease in revenue between the three months ended March 31, 1996 and the three months ended March 31, 1995, was due to decreases in revenues of ART based upon the sale of the majority of ART's assets and the corresponding loss of revenues attributable to not providing legal support services after the sale closing in December 1995. The increase in revenues when excluding ART is principally attributable to increased revenues in the Company's wholly-owned subsidiaries, SyCom Services, Inc. ("SyCom") and Engineering and Information Services, Inc. ("EISI"). Both the SyCom and EISI revenue increases reflect increased revenues on existing contracts and revenues from new contracts and new customers.

     Operational expenses for the quarter ended March 31, 1996, were approximately $3,937,000, as compared with operational expenses of approximately $5,907,000 for the quarter ended March 31, 1995. This decrease in operational expenses represents decreases in corporate expenses, decreases in costs of revenue, and lowered selling, general and administrative expenses corresponding to the cessation of the ART business.

     Costs of revenue for the three months ended March 31, 1996, declined from 87% of revenues to 81% of revenues as compared with the corresponding three months ended March 31, 1995. This improvement in the Company's margins is attributable to increased profitability in SyCom and EISI and to the cessation of ART's operations.

     The Company earned operating income for the quarter ended March 31, 1996 of approximately $91,000, as compared to operating income of approximately $10,000 for the corresponding quarter of the prior year. This increase in operating income is attributable to improved margins on costs of revenue offset by an increase in selling, general and administrative expenses as a percentage of revenue. The increase in selling, general and administrative expenses as a percentage of revenue is attributable to an approximately $204,000 allowance for doubtful accounts related primarily to one former SyCom customer.

     For the quarter ended March 31, 1996, net interest expense of approximately $13,000 decreased by approximately $50,000 compared to the corresponding period of the prior year. This decrease is due to the decrease in the Company's average debt outstanding during the quarter to Commerce Funding Corporation ("CFC").

     The Company recorded net income of approximately $50,000 in the three months ended March 31, 1996, as compared with a net loss of approximately $108,000 for the three months ended March 31, 1995. The improvement from a net loss to net income is attributable to the improved margins generated by SyCom and EISI and the exclusion of ART in the quarter ended March 31, 1996.


            COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1996
                 TO THE NINE MONTHS ENDED MARCH 31, 1995

     During the nine months ended March 31, 1996, the Company's revenues were approximately $14,489,000, or approximately $266,000 less than revenues for the nine months ended March 31, 1995. This represents a 2% decrease in revenue in the nine months ended March 31, 1996, as compared with the nine months ended March 31, 1995.

     The overall decrease in revenue between the nine months ended March 31, 1996 and the nine months ended March 31, 1995, was due to decreases in revenues of ART based upon the sale of the majority of ART's assets and the corresponding loss of revenues attributable to not providing legal support services after November 30, 1995.

     Revenues excluding ART for the nine months ended March 31, 1996, were approximately $10,830,000, as compared with approximately $9,154,000 of revenues for the nine months which ended March 31, 1995 excluding ART revenues. With ART revenues excluded from both periods, this represents a 18% increase in revenue in the nine months ended March 31, 1996, as compared with the nine months ended March 31, 1995.

  The increase in revenues excluding ART is principally attributable to increased revenues SyCom and EISI. Both the SyCom and EISI revenue increases reflect increased revenues on existing contracts and revenues from new contracts and new customers.

     Operational expenses for the nine months ended March 31, 1996, were approximately $14,480,000, as compared with operational expenses of approximately $15,022,000 for the nine months ended March 31, 1995. This represents a 4% decrease in operational expenses for the nine months ended March 31, 1996, as compared with the corresponding period ended March 31, 1995. This decrease in expenses reflects an incremental improvement in gross margins and a decrease in selling, general and administrative expenses as a percentage of revenue in the nine months ended March 31, 1996 as compared with the corresponding nine month period in the prior fiscal year.

     Costs of revenue for the nine months ended March 31, 1996, decreased from 88% of revenues to 87% of revenues as compared with the corresponding nine months ended March 31, 1995. This reflects a change in the revenue mix as distributed among Hadron's subsidiaries in the nine months ended March 31, 1996, when compared with the revenue composition for the nine months ended March 31, 1995.

     The Company generated operating income for the nine months ended March 31, 1996 of approximately $9,000, as compared to an operating loss of approximately $267,000 for the corresponding period of the prior year. The Company's improvement was predominately due to improved margins derived from reducing costs.

     For the nine months ended March 31, 1996, net interest expense of approximately $123,000 decreased by approximately $46,000 compared to the corresponding nine month period of the prior year. This decrease is due to the decrease in the Company's average debt outstanding during the period to CFC.

     In the nine months ended March 31, 1996, the Company recognized a gain on the sale of assets of approximately $255,000 related to the sale of substantially all of ART's assets for $365,750. The gain was composed of the $365,750 transaction proceeds less the book value of the assets and liabilities transferred and less $16,061 in related costs incurred.

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

     The Company recorded net income of approximately $112,000 in the nine months ended March 31, 1996, as compared with net income of approximately $2,238,000 for the nine months ended March 31, 1995. The decrease in net income is attributable to the inclusion of the approximately $2,718,000 extraordinary gain in the nine months ended March 31, 1995, partially offset by the approximately $255,000 gain on the sale of assets during the nine months ended March 31, 1996. Excluding the extraordinary gain and the gain on the sale of assets, the Company's net income improved by approximately $336,000, from a net loss of approximately $480,000 in the nine months ended March 31, 1995 to a net loss of approximately $144,000 in the nine months ended March 31, 1996. The improvement is attributable to increased revenues and reduced expenses.

CAPITAL RESOURCES AND LIQUIDITY

     During the nine months ended March 31, 1996, the Company's operating activities generated cash from operations of approximately $262,000 (See Consolidated Statements of Cash Flows).

     The generation of approximately $262,000 of cash is predominately the result of a decrease in accounts receivable of approximately $717,000 partially offset by a decrease in accounts payable of approximately $393,000 and a decrease in other current liabilities of approximately $349,000. The cash generated by operations was utilized principally to reduce the Company's current maturities on long-term debt which decreased by approximately $1,073,000, thus reducing the Company's cash and cash equivalents by approximately $541,000 during the nine months ended March 31, 1996.

     The absorption of approximately $268,000 of cash during the nine months ended March 31, 1995 was primarily due to operating losses of approximately $267,000, offset by depreciation and amortization expense of approximately $183,000, an increase in accounts receivable of approximately $301,000 and an increase in accounts payable and other current liabilities of approximately $300,000 and aggregate increases in other accounts of approximately $30,000.

     Management believes the cash from operations and the existing cash balances will provide the Company with adequate cash resources to meet its obligations on a short-term basis, provided the Company is able to negotiate extended payment terms on certain current liabilities. In September 1995, the Company renewed its financing agreement with CFC. In February 1996, the Company repaid all advances from CFC and at March 31, 1996 the Company had no borrowings from CFC. Since the CFC agreement was collateralized principally by ART's accounts receivable, the Company would be required to negotiate a new agreement with CFC to implement new borrowings.

     Currently, the Company's operations do not generate cash flow sufficient to cover its monthly operating expenses and make payments towards reducing its accounts payable and other accrued liabilities. Furthermore, from time to time, the Company's cash flow is impaired by funding of Federal contracts. The Company's ability to meet its liquidity needs on a long-term basis is dependent on collecting its accounts receivable, including receivables related to contract close-outs, in a timely fashion, and ultimately building profitable operations. No assurance may be given, however, that the Company will be able to maintain this billing base or continue to build profitable operations.

     Pursuant to the ART asset sale, Labat-Anderson, Incorporated (the "Buyer") agreed to assume certain liabilities, including certain leases, agreements and contracts. At March 31, 1996, a portion of these assignments had not been perfected and the Company remained contingently liable for certain lease obligations.

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

     The Gilluly Loan is evidenced by a three-year convertible promissory note ("Note") due and payable October 21, 1996, executed by EISI and SyCom and payable to C.W. Gilluly. The Note may, at the option of Dr. Gilluly, be converted into 1,200,000 restricted shares of the Company's Common Stock in accordance with agreements dated October 21, 1993 and amended September 14, 1994. The Note is prepayable at any time, in whole or in part, upon which Dr. Gilluly is entitled to receive a warrant in respect of approximately the number of shares of the Company's common stock that he would have received upon conversion of the Note. At March 31, 1996, the principal outstanding on the Note to Dr. Gilluly was $275,000.

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

     The litigation between the Company and UPI was stayed after the proceeding was converted to Chapter 7 of the U.S. Bankruptcy Code in May, 1994, and a Trustee was appointed to administer UPI's estate. A trial is scheduled for May 23, 1996 to adjudicate UPI's challenge of the Company's proof of claim and UPI's demand for $500,000 plus interest based upon an alleged debt or note payable from the Company to UPI. The Company does not believe that it will ultimately incur any liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.

Part II.  Other Information

Item 1.   Legal Proceedings

     The information provided in Note 2 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 5.   Other Information

     Effective March 5, 1996, Joseph S. Bracewell resigned from the Hadron, Inc. Board of Directors.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 1996          HADRON, INC.
                            (Registrant)



By:/S/ C.W. Gilluly             By:/S/ C.W. Gilluly
   C. W. Gilluly Ed.D.             C.W. Gilluly Ed.D.
   Chief Executive Officer         Acting Chief Financial
 Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Officer)