Form 10-K405
period 1996-06-30
HADRON INC
filed 1996-09-30
CIK 44800

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K


(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996
OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number     0-5404

                            HADRON, INC.

       (Exact name of registrant as specified in its charter)

                              New York11-2120726
   (State or other jurisdiction of(I.R.S. Employer Identification
             incorporation or organization)     Number)

                    4900 Seminary Road, Suite 800
                        Alexandria, VA  22311
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

        Yes   X                           No  ___





Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
As of September 20, 1996, the aggregate market value of the common stock of the registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) held by non-affiliates of the registrant was approximately $897,860.

As of September 20, 1996, 1,503,685 shares of the common stock of the registrant were outstanding.

                               PART I


          Item 1.   Business


               Introduction

               Hadron, Inc. ("Hadron" or the "Company") provides a broad range of information technology management services and products to businesses and federal government agencies. Specializing in the fields of computer systems integration, software development, engineering/computer science and integrated logistics support, Hadron supplies its clients with expert technical services, systems and product development.

               During the last few years, the Company has implemented a turnaround program, including cost reductions and aggressive new business development, intended to return the Company to profitability. This past year, as an integral component of the Company's turnaround program, the Company's management conducted a thorough evaluation of the profitability of its various lines of business. Moreover, Company management sharpened its strategic focus by shifting resources to higher profit margin lines of business and to specific areas of information technology management and systems engineering. As a result, in December 1995, the Company's Acumenics Research & Technology, Inc. subsidiary (now named "ART Holdings Corporation" or "ART") sold substantially all its assets and certain liabilities related to the ongoing performance of its litigation support operations and effected (in April 1996) a novation of its contract with the U.S. Department of Justice to the buyer.

               Although ART's litigation support services had historically been profitable for the Company, in recent years, ART experienced increasing losses that negatively affected the Company's financial results. The Company's management believes that the sale of this line of business, coupled with the increased focus on higher profit margin areas of information technology management, provide a strong base for profitable operations.

               The Company maintains a primary commitment to its direct and indirect government clients, but is also simultaneously intensifying its program of business development targeted toward commercial operations. The Company is continuing to diversify its offerings and its client base.

               Direct and indirect contracts with government defense and intelligence agencies comprise the majority of the Company's business base, and increased competition for government-funded projects continues to exert pressure on profit margins. However, the Company's management continues its program of cost containment, primarily in the areas of indirect labor costs, overhead and general and administrative expenses, and therefore believes the Company is well positioned and competitive in its marketplace.

          Operations

               The Company's operations are formally structured along the business lines of its two main subsidiaries, although there is considerable cooperation and interaction of management teams between these subsidiaries. Descriptions of the operations of the subsidiaries follow.


          Engineering & Information Services, Inc. ("EISI")

               EISI, incorporated in Virginia as a wholly owned subsidiary of Hadron, provides the Department of Defense ("DoD") and related clients with software and hardware engineering expertise that include: systems integration; software development; local and wide-area computer networking installation and support; relational database development on client-server architecture; and hardware board-level design and development.

               EISI supports the DoD environment with UNIX systems installation and administration and development of large-scale integrated database applications on distributed workstations in a client-server architecture.

               EISI also provides a variety of cost-effective computer-based training, curriculum development and engineering services.

               EISI has been a long term provider of software and hardware expertise to The Johns Hopkins University Applied Physics Laboratory ("APL"), located near Baltimore, Maryland. EISI's business with APL constitute more than 10% of the revenues of the Company. EISI staff are instrumental in the design and development of multi-platform analysis, simulation, communications, and decision support systems for APL. Systems EISI has developed for APL ensure the accuracy and readiness of a number of U.S. Navy defense systems that are in global operations today.


          SyCom Services, Inc. ("SyCom")

               Hadron's wholly owned subsidiary, SyCom, a Delaware corporation, is an information management and systems development firm. SyCom specializes in computer-based technologies related to complex information, communications and electronic systems. Headquartered near Baltimore, MD, SyCom performs a full range of information and network support services for commercial and defense related clients working on military and civilian electronic systems.

               SyCom has particular expertise in the development of real-time and embedded software engineering for systems such as civilian and military radars, airspace management systems, signal analysis and specialized database systems. SyCom also provides software support, including financial software development, software documentation, document management and imaging. SyCom's business from Northrop Grumman constitutes more than 10% of the revenues of the Company.

               SyCom's recently created division, Performance Engineering and Networks, specializes in two main areas: (1) computer network design, configuration, simulation and management; and (2) design and development of computer software to increase workflow productivity.

               In the productivity management software area, during the past year SyCom officially launched HeaTreaT(TM), a process management system for the heat treating industry that tracks every factory order from start to finish. (The heat treating industry encompasses all furnace-based processing of metal parts.) HeaTreaT(TM) provides real-time status reports on any aspect of the heat treat process with the touch of a screen on any PC in the factory's network.

               HeaTreaT(TM) is a proprietary, complete process and document management system that includes both front-end and back-end documentation in one comprehensive management program. From quotations and order entry, through scheduling and furnace operations, to invoice & shipping and reporting, HeaTreaT provides all the information needed to make furnace operations more efficient, customer-responsive, cost-effective, and profitable.

               In the network area, SyCom performs modeling, simulation and performance analysis on existing and proposed local and wide area computer networks. This service, called Safety.Net(TM), uses multiple network analysis tools to simulate computer networks, architectures, communications, distributed processing, and client server systems. Safety.Net(TM) evaluates the capabilities and limitations of networks using integrated statistical and graphical models that accurately represent and simulate network components and applications. Safety.Net(TM) provides comprehensive network design verification and validation -- two critical prerequisites to sound network systems acquisition, installation or upgrade decisions.


          General Information

               The Company was incorporated in New York in 1964 under the name of Biorad, Inc., and commenced operations in August 1966. In 1968 the Company changed its name to Hadron, Inc.

               As of June 30, 1996, the Company (including its subsidiaries) employed approximately 176 people. The Company's employees are not members of any union, and employee relations are believed by management to be generally good.

               During fiscal years 1996, 1995 and 1994, ART's revenues respectively accounted for 20%, 39% and 50% of the Company's total consolidated revenues. The revenues of EISI accounted for 36%, 27% and 25% of the Company's total consolidated revenues for the fiscal years 1996, 1995 and 1994, respectively. During the same fiscal years, SyCom's revenues respectively accounted for 43%, 30% and 16% of consolidated revenues.

               The Company's backlog of orders believed to be firm as of June 30, 1996 approximates $11 million, all of which the Company expects will be filled during fiscal 1997. As of June 30, 1995, the Company had approximately $16 million in firm backlog orders. Included in the firm backlog approximation are estimates of amounts the Company anticipates receiving under government contracts, some of which are Indefinite Delivery, Indefinite Quantity Contracts, under which services are provided as ordered
          by the government.   Not included in the backlog approximation
          are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

               The Company operates predominantly in one industry segment, providing engineering, computer support services and other professional services. In general, the industry segment in which the Company operates includes a large number of competitors of varying sizes, many of which, like the Company, are principally located in the Washington, D.C. area. Competition within the information technology and government contracting arenas is extremely intense; selection is based primarily on a combination of the price of services and evaluation of technical capability, as well as reputation, quality of service and responsiveness to client requirements.

               Raw materials, patents, licenses, trademarks, franchises and concessions are not materially important to the conduct of the Company's business and the Company's business is not seasonal.


          Government Procurement

               The Company is heavily dependent on DoD, as well as other U.S. governmental agencies, for contract work. Contracts and subcontracts with DoD produced approximately 29%, of the Company's total revenue during fiscal year 1996. ART's revenues from its contracts with DOJ produced approximately 20% of the Company's total revenue during fiscal year 1996. As discussed elsewhere herein, ART's assets were sold as of December 1, 1995.

          The Company's other U.S. government contracts and subcontracts produced approximately 7% of the Company's total revenue during fiscal year 1996. Contracts with the U.S. Government are subject to audit by the Defense Contract Audit Agency.

               The Company has been a contractor or subcontractor with the DoD continuously since 1973 with periodic renewals. During this time, neither the Company nor its subsidiaries has experienced any adjustment of profits under these contracts; however, no assurance can be given that the DoD will not seek and obtain an adjustment of profits in the future. All U.S. government contracts contain clauses which allow for the termination of contracts at the convenience of the U.S. government.

               The preponderance of the Company's technical and professional service business with DoD and other governmental agencies is obtained through competitive procurement and through "follow-up" services related to existing business. In certain instances, however, the Company acquires such service contracts because of special professional competency or proprietary knowledge in specific subject areas.

          Item 2.   Properties

               The Company owns no real estate. As of June 30, 1996 the Company leased or sub-leased a total of 6,053 square feet of office space, with approximately 700 square feet at its corporate headquarters location in Alexandria, Virginia. These leases expire between December, 1996 and April, 1997. (See Note 9 of the Notes to Consolidated Financial Statements.)

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

               In May 1994, the UPI Bankruptcy was converted to a liquidation under chapter 7 of the U.S. Bankruptcy Code and a trustee appointed to administer UPI's estate. The UPI trustee is re-evaluating the merits of the lawsuit against the Company and the objection to the Claim. A pre-trial conference regarding the UPI lawsuit is scheduled for October 18, 1996. The Company does not believe it will ultimately incur any material liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.

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

               The range of high and low bid quotations for the Common Stock, as reported by the National Quotation Bureau, for each quarterly period during the fiscal years ended June 30, 1996 and June 30, 1995 is shown below:


          Fiscal Year Ended June 30, 1996              High     Low

               First Quarter
               (7/1 to 9/30/95)                        7/16     1/8
               Second Quarter
               (10/1 to 12/31/95)                      11/16    7/16
               Third Quarter
               (1/1 to 3/31/96)                        9/16     9/16
               Fourth Quarter
               (4/1 to 6/30/96)                        13/16    9/16


          Fiscal Year Ended June 30, 1995              High     Low

               First Quarter
               (7/1 to 9/30/94)                         .15     1/8
               Second Quarter
               (10/1 to 12/31/94)                       1/4     1/8
               Third Quarter
               (1/1 to 3/31/95)                        5/16     1/8
               Fourth Quarter
               (4/1 to 6/30/95)                         3/8     1/8




               As of September 20, 1996, there were approximately 3,983 shareholders of record of the Company's Common Stock.

               No cash dividends were paid during the past two fiscal years, and none are expected to be declared during fiscal year 1997.

Item 6.  Selected Financial Data
                                 Fiscal Year Ended
                                          June 30
                            1996     1995    1994    1993      1992
                           -----   ------   -----   -----    ------

                         (In thousands, except per share amounts)
Total Revenue            $18,306  $20,534  $18,536   $21,337  $29,075
Operating Income (Loss)       59     (161)  (3,799)   (1,206)     320

Interest Expense, net of
  interest income            132      217      287       299      456
Income (Loss)
  before income taxes &
  extraordinary item         194     (436)  (4,104)   (1,401)     532

Income (Loss)
  before extraordinary
  item                       162     (460)  (4,109)   (1,401)     173
Extraordinary item -
  tax benefit arising
  from net operating
  loss carryforward           -       -        -         -        238

Extraordinary item -
  gain on retirement
  of debt                     -     2,718      -         -         -

Net Income (Loss)            162    2,258   (4,109)   (1,401)     411

Income (Loss) per share
  of Common Stock:

Per share data:
 Income (Loss)
 before extraordinary item   .11    (.31)   (2.75)     (.94)     .12

 Extraordinary item-
 tax benefit arising
 from net operating
 loss carryforward            -       -        -        -        .16

Extraordinary item -
  gain on retirement
  of debt                     -     1.82       -         -         -

   Net Income (Loss)         .11    1.51    (2.75)     (.94)     .28

At Period End:







Total Assets               2,874   4,373    5,088     7,734   12,964

Long-term Liabilities        320     341      440         4    4,098

Working Capital (deficit)   (654)   (978)  (3,541)     (298)   4,918

Shareholders' Equity
 (deficit)                  (869) (1,047)  (3,306)      803    2,179

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     The Company

               Hadron, Inc. (the "Company") provides a broad range of information technology management services and products to businesses and federal government agencies. Specializing in the fields of computer systems integration, software development, engineering/computer science and integrated logistics support, the Company supplies its clients with expert technical services, systems and product development.

                                Results of Operations
                  Comparison Of Fiscal Year 1996 To Fiscal Year 1995

               During the fiscal year ended June 30, 1996, the Company's consolidated revenues were approximately $18,306,000 compared with consolidated revenues of approximately $20,534,000 for the fiscal year ended June 30, 1995, a net decrease of approximately $2,228,000 (11%). This net decrease was primarily due to the sale effective December 1, 1995, by the Company's subsidiary, ART Holdings Corporation ("ART"), of substantially all of its assets and the assumption by the purchaser of contracts related to the ongoing performance of ART's litigation support operations for the U. S. Department of Justice.

               Consolidated revenues, excluding revenues attributable to ART for the fiscal year ended June 30, 1996, were approximately $14,811,000 compared with $12,486,000 for the fiscal year ended June 30, 1995, an increase of approximately $2,325,000 (19%). The increase in revenues excluding ART is principally attributable to increased revenues from existing contracts with major government and commercial customers of EISI and SyCom as well as from software development and installation on behalf of new commercial customers of SyCom.

               Consolidated costs of revenue were approximately $15,937,000 for the fiscal year ended June 30, 1996 compared with approximately $17,842,000 for the fiscal year ended June 30, 1995, a decrease of approximately $1,905,000 (11%). This decrease is primarily attributable to the cessation of operations by ART at December 1, 1995 pursuant to the sale of its assets, as described above. Consolidated costs of revenue excluding costs of revenue attributable to ART for the fiscal year ended June 30, 1996 were approximately $12,767,000, or 86% of revenues, compared with $10,841,000, or 87% of revenues for the fiscal year ended June 30, 1995, an increase of approximately $1,926,000 (18%).
          The relative improvement in costs of revenue as a percentage of revenues reflects net changes in the mix of the Company's contract revenues and the related margins on those contracts.

               Consolidated selling, general and administrative expenses were approximately $2,309,000 for the fiscal year ended June 30, 1996 compared with approximately $2,854,000 for the fiscal year ended June 30, 1995, a decrease of approximately $545,000 (19%). During fiscal year 1996, the Company's management has continued the cost reduction program that it adopted in the face of increasing losses in past years. During fiscal year 1996, this program resulted in lower selling, general and administrative expenses through reductions in labor costs and the associated fringe benefits as a result of reductions in administrative and overhead personnel headcounts and reductions in facilities costs through consolidation and more intensive use of leased facilities. ART's sale of substantially all its assets during fiscal year 1996 also enabled the Company to further reduce its overall selling, general and administrative expenses. The Company was also able to reduce facilities costs by decentralizing its corporate offices by approximately $15,000 a month.

               The Company generated $59,000 of operating income during the fiscal year ended June 30, 1996 compared to an operating loss of approximately $162,000 for the fiscal year ended June 30, 1995, for an increase of approximately $221,000. The increase resulted primarily from reduced selling, general and administrative expenses, as described above.

               For the fiscal year ended June 30, 1996, net interest expense decreased by approximately $85,000 compared to fiscal year 1995 due to decreases in the Company's average debt outstanding during the year.

               In the twelve months ended June 30, 1996, the Company recognized a gain on the sale of assets of approximately $255,000 related to the sale of substantially all of ART's assets for $365,750. This gain was composed of the $365,750 transaction proceeds less the net book value of the assets and liabilities transferred and less $16,061 in related costs incurred.

               Net income was approximately $162,000 for the fiscal year ended June 30, 1996, compared to approximately $2,258,000 for the fiscal year ended June 30, 1995, a decrease of approximately $2,096,000. The decrease in net income is attributable to the inclusion of the approximately $2,718,000 extraordinary gain in the twelve months ended June 30, 1995 partially offset by the approximately $255,000 gain on the sale of assets during the twelve months ended June 30, 1996. Excluding the extraordinary gain and the gain on the sale of assets, the Company's net income improved by approximately $367,000 from a net loss of approximately $460,000 in the twelve months ended June 30, 1995 to a net loss of approximately $93,000 in the twelve months ended June 30, 1996. The improvement is attributable to increased revenues and reduced expenses, improved margins and reduced selling, general and administrative expenses, as described above.


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

                           Capital Resources and Liquidity

               As shown in the accompanying financial statements, the Company reported operating income of approximately $59,000 for the fiscal year ended June 30, 1996 and a net shareholders' deficit of $869,485 at June 30, 1996. The Company's current liabilities also exceeded current assets by approximately $654,000 at June 30, 1996.

               During fiscal year 1996, the Company's management continued the cost reduction program that it adopted in the face of increasing losses in past years. The results of these efforts are reflected in the Company's recovery from a loss from operations of approximately $162,000 in fiscal year 1995 to operating income of approximately $59,000 in fiscal year 1996.

               The Company's improved profitability has allowed the Company to finance operations with internally generated funds while at the same time reducing the Company's significant liabilities such as accounts payable arising during past loss years. In addition, the Company, during fiscal year 1996, paid off its note with Commerce Funding Corporation ("CFC"), (absorbing more than $1 million in cash) which note arose from the need to finance the September 1994 settlement with the Federal Deposit Insurance Corporation.

               At June 30, 1996, the Company's accounts payable included approximately $846,000 of balances due that arose from past loss operations. Management has established payment plans with many, but not all, of the related vendors to provide for orderly paydown of such balances on a priority basis as cash is generated from operations. The Company's borrowing agreement with CFC expired in September 1996 and the Company currently has no borrowing arrangements with any third-party financing source.

               During fiscal year 1997, the Company plans to maintain its aggressive control over costs and to aggressively market its products and personnel in both the government and commercial marketplaces. The Company is also seeking to increase its government contracts revenue base through strategic teaming with other government contractors. Furthermore, 1997 interest costs are expected to fall significantly from the 1996 total of $143,000 since outstanding debt has been substantially reduced.

               A significant contact under which EISI has performed services for DoD since 1992 will conclude in April, 1997.
          Revenue from this contract comprised 14%, 11% and 5% of the Company's total revenues for fiscal years 1996, 1995 and 1994, respectively. EISI expects the government to recompete this contract during fiscal year 1997. EISI intends to participate in the expected upcoming recompetition. No assurance can be given that EISI will be successful in the expected upcoming recompetition.

               Currently, the Company's operations generate cash flow sufficient to cover its monthly expenses and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis. The Company's ability to meet its liquidity needs on a longer-term basis is dependent on its ability to generate sufficient billings to cover its current obligations and to also continue to paydown its accounts payable balances. While the Company's contracts with its major customers and with other agencies and departments of the U.S. Government are generally of more than one year in duration, the Company, along with all other government contractors and information management companies, faces severe competition in its marketplaces and no assurance may be given that the Company will be able to maintain the billing base or the size of profitable operations that may be necessary to meet its liquidity needs.

               Except for the historical information contained herein, the matters discussed in this 10-K include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements contained herein. Such factors and risks include business conditions and growth in the information services, engineering services, software development and government contracting arenas and in the economy in general; competitive factors, such as the pressures toward consolidation of small government contracts into larger contracts awarded to major, multi-national corporations; continued success in the Company's program of paying down its older accounts payable balances while simultaneously generating sufficient billings to cover its current obligations; the anticipation of growth and successful market acceptance of the Company's new productivity management software products, which could be subject to various delays, including software release delays; the Company's ability to continue to recruit and retain highly skilled technical, managerial and sales/marketing personnel; and the other risks detailed from time to time in the Company's SEC reports, including quarterly reports on Form 10-Q.


          Item 8.   Financial Statements and Supplementary Data

               The information required by this item is set forth under
          Item 14(a), which information is incorporated herein by reference.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               Information relating to the resignation of the Company's former accountants, Coopers & Lybrand L.L.P., was previously reported in the Company's Form 8-K filed on July 24, 1996.

                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant


          Item 11.  Executive Compensation


          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management


          Item 13.  Certain Relationships and Related Transactions


               The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted in reliance on General Instruction G(3) to Form 10-K and are incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) (1)  Financial Statements                                Page

          Reports of Independent Accountants                            F-1

          Consolidated Balance Sheets as of June 30, 1996 and 1995      F-3

          Consolidated Statements of Operations for the fiscal
           years ended June 30, 1996, 1995, and 1994                    F-5

          Consolidated Statements of Shareholders' Equity (Deficit) for
           the fiscal years ended June 30, 1996, 1995, and 1994         F-7

          Consolidated Statements of Cash Flows for the
           fiscal years ended June 30, 1996, 1995, and 1994             F-8

          Notes to Consolidated Financial Statements                    F-9

          (a) (2)  Financial Statement Schedules

          Report of Independent Accountants                            F-26

          Schedule II: Valuation and qualifying accounts and
                         reserves                                      F-27


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

            3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

            3.3     Certificate of Amendment of Certificate of
                    Incorporation of Hadron, Inc. dated August 12, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
                    1993).

            4.0 The Company's warrant to purchase 250,000 shares of Common Stock issued to Translator Associates, L.P. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
                    1991).

           10.1 Sublease, dated June 12, 1996, between the Company and COMTEX SCIENTIFIC CORPORATION, for the property occupied by the Company in Alexandria, Virginia.

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

           10.17 Employment Agreement with S. Amber Gordon dated July 1, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
                    1995).

           10.18 Employment Agreement with J. Anthony Vidal dated October 1, 1995 (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30,
                    1995).

           10.19 Employment Agreement with George E. Fowler dated October 1, 1995 (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30,
                    1995).

           10.25 Financial commitment by Commerce Funding Corporation for the benefit of the Company dated September 6, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
                    1995).

           10.26    Employment Agreement with Donald Jewell dated October
                    1, 1995.

           10.27    Employment Agreement with David Haedicke dated August
                    1, 1996.

           21       Subsidiaries of the Company.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: September 30, 1996          HADRON, INC.


          By:/S/ C.W. Gilluly             By:/S/ C.W. Gilluly
             C. W. Gilluly                   C.W. Gilluly
             Chief Executive Officer          Acting Chief Financial
               Chairman                        Officer
               (Principal Executive Officer)   (Principal Financial
                                                Officer and Principal
                                                      Accounting Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                Signature                Title          Date



          /S/ William J. Howard         Director        September 30, 1996
          William J. Howard


          /S/ Robert J. Lynch, Jr.      Director        September 30, 1996
          Robert J. Lynch, Jr.

                          REPORT OF INDEPENDENT ACCOUNTANTS

          Board of Directors and Shareholders
          Hadron, Inc.

          We have audited the accompanying consolidated balance sheet of Hadron, Inc. and subsidiaries as of June 30, 1996 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended June 30, 1996 listed in the Index at Part IV Item 14(a) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hadron, Inc. and subsidiaries at June 30, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
                                                       /s/Ernst & Young LLP
          Vienna, Virginia
          September 27, 1996                    F-1

                          Report of Independent Accountants


          To the Board of Directors and Shareholders
          Hadron, Inc.

          We have audited the accompanying consolidated balance sheet of Hadron, Inc. and subsidiaries as of June 30, 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 1995 and June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hadron, Inc. and subsidiaries as of June 30, 1995, and the consolidated results of their operations and their cash flows for the years ended June 30, 1995 and June 30, 1994 in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



          /S/ COOPERS & LYBRAND L.L.P.

          Washington, D.C.
          September 28, 1995
                                         F-2


                   HADRON, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1996 AND 1995

           -------------------------------------------------------------



        ASSETS                                         1996           1995
                                                  -----------     -----------


        Current assets:
          Cash and cash equivalents             $      33,865   $     640,553


          Restricted cash                              10,000         120,000


          Accounts receivable, net

            (Notes 4 and 6)                         2,680,437       3,308,394
          Prepaid expenses and other                   45,224          31,230

                                                  -----------     -----------


            Total current assets                    2,769,526       4,100,177

                                                  -----------     -----------









          Fixed assets, net (Note 5)                  96,828         180,969

                                                  -----------     -----------















        Other assets:

          Goodwill, net of amortization                 4,108          28,756


          Restricted cash                                 ---         10,000



          Other                                         3,955          52,699


                                                    -----------     -----------

            Total other assets                          8,063          91,455

                                                    -----------     -----------


                                                $   2,874,417   $   4,372,601


                                                   ===========     ===========









          See Notes to Consolidated Financial Statements


             HADRON, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS

                JUNE 30, 1996 AND 1995

     -------------------------------------------------------------



    LIABILITIES AND SHAREHOLDERS' DEFICIT                 1996             1995
                                                      -----------      -----------


    Current liabilities:
      Accounts payable                             $    1,821,480   $     2,115,895

      Other current liabilities (Note 7)                1,602,162         1,914,652

      Current maturities of long-term debt (Note           -              1,048,358



                                                      -----------      -----------


        Total current liabilities                       3,423,642         5,078,905

                                                      -----------      -----------


    Notes payable - related party (Notes 6 and            275,000           300,000
    14)

    Other                                                  45,260            41,180

                                                      -----------      -----------
        Total long-term liabilities                       320,260           341,180



    Commitments and contingencies (Note 9)


    Shareholders' deficit:










    Common stock $.02 par; authorized 20,000,000

      shares; issued - June 30, 1996, 1,516,185 shares, and

      June 30, 1995, 1,505,125 shares
      (shares outstanding - June 30, 1996, 1,503,685 shares, and

      June 30, 1995, 1,492,625 shares)                     30,324            30,103


    Additional Capital                                  9,783,892         9,767,863



    Accumulated deficit                               (10,160,263)      (10,322,012)
                                                      -----------      -----------

        Total                                            (346,047)         (524,046)



    Less 12,500 shares of treasury stock at cost         (523,438)         (523,438)
                                                      -----------      -----------

        Total shareholders' deficit                      (869,485)       (1,047,484)

                                                      -----------      -----------


    Total liabilities and shareholders' deficit    $    2,874,417   $     4,372,601

                                                       ===========     ============




          See Notes to Consolidated Financial
                      Statements


        HADRON, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS

    FOR THE FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994

   -------------------------------------------------------------------------------------------


                                       1996           1995            1994
                                  -----------      -----------    -----------


 Revenues                        $  18,305,627    $  20,534,328    $  18,536,155
                                  -----------      -----------    -----------

 Operating costs and expenses:

   Costs of revenue                 15,937,203       17,841,970       17,096,614
   Direct Labor -
     Wage Determination Provision       --               --             190,000


   Valuation Provision                  --               --          1,476,992

   Selling, general
     and administrative              2,309,228        2,854,066      3,571,485
                                   -----------      -----------      ----------

 Total operating costs
   and expenses                     18,246,431       20,696,036      22,335,091

                                   -----------      -----------      ----------
 Operating income (loss)                59,196         (161,708)     (3,798,936)

                                   -----------      -----------      ----------

 Other income (expense):
   Interest income                      11,049           20,623          19,030

   Interest expense                   (142,985)        (237,541)      (306,120)
   Gain on sale of assets (Note 10)    255,466             --             --
   Other income (expense)               10,862          (57,695)       (18,047)
                                   -----------      -----------      ----------

 Total other income (expense)          134,392         (274,613)      (305,137)
                                  -----------      -----------      -----------







 Income (Loss) before income taxes

   and extraordinary item           193,588         (436,321)      (4,104,073)


 Provision for income taxes
               (Note 8)              31,839           23,699            5,223

                                 -----------      -----------      -----------


 Income (Loss) before
   extraordinary item               161,749         (460,020)      (4,109,296)



 Extraordinary item -
   gain on the retirement
   of FDIC debt, net  (Note 11)        --           2,718,418             --

                                -----------      -----------      -----------
 Net income (loss)            $     161,749    $   2,258,398    $  (4,109,296)

                                ===========      ===========      ===========

















       See Notes to Consolidated Financial Statements


                           HADRON, INC. AND SUBSIDIARIES
                                   PER SHARE DATA

              FOR THE FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994

         -----------------------------------------------------------------



                                     1996              1995             1994
                                 ----------        ----------        ----------


 Per share data:


 Income (loss)
 before extraordinary item     $      0.11       $     (0.31)      $    (2.75)




 Extraordinary item -
   gain on the retirement
   of FDIC debt, net
   (Note 11)                           --               1.82              --
                                 ----------        ----------        ----------



 Net Income (Loss)             $      0.11       $      1.51       $    (2.75)
                                ==========        ==========        ==========



 Weighted average
  number of common
  shares outstanding
  during the period               1,501,841         1,492,625        1,492,625

                                 ==========        ==========        ==========






          See Notes to Consolidated Financial Statements










                           HADRON, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      ------------------------------------------------------------------
                                   Common Stock          Capital in
                                                           Excess
                          -----------------------
                              Shares         Amount        of Par
                          -------------   ------------  ------------
 Balance - June 30, 1993      1,505,125      $ 30,103    $ 9,767,863


   Net loss
                          -------------   ------------  ------------
 Balance - June 30, 1994      1,505,125        30,103      9,767,863

   Net income
                          -------------   ------------  ------------
 Balance - June 30, 1995      1,505,125        30,103      9,767,863

   Shares issued to officers,
 directors,
   and consultants               11,060           221         16,029


   Net income
                          ------------    ------------  ------------
 Balance - June 30, 1996      1,516,185    $   30,324    $ 9,783,892
                             ==========    ==========    ==========

                                                       Treasury Stock
                            Accumulated            ----------------------
                             Deficit        Shares      Amount         Total
                          ------------    -------       ---------     ---------
 Balance - June 30, 1993   $ (8,471,114)   12,500    $(523,438)   $  803,414

   Net Loss                  (4,109,296)                           (4,109,296)
                            ------------    -------    ---------   ---------
 Balance - June 30, 1994    (12,580,410)    12,500    (523,438)    (3,305,882)


  Net Income                  2,258,398                             2,258,398
                            ------------    -------    ---------    ---------
 Balance - June 30, 1995    (10,322,012)    12,500    (523,438)    (1,047,484)




 Shares issued to
   officers,
   directors, and
   consultants                                                          16,250

 Net Income                   161,749                                  161,749
                          ------------    -------     ---------     -----------
Balance - June 30, 1996   $(10,160,263)    12,500     $(523,438)   $ (869,485)
                           ==========     =======      =========     ===========


     See Notes to Consolidated Financial Statements


                                 HADRON, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994
       ----------------------------------------------------------------------------------



                                 1996             1995              1994
                             -----------       -----------      -----------


 Cash flows from
   operating activities:
   Net income (loss)        $      161,749   $    2,258,398   $    (4,109,296)

                                ----------         ----------      -----------

 Adjustments to reconcile
  net income (loss) to net
  cash provided (used) by
  operating activities:

     Depreciation
     and amortization              119,275          239,374           448,441

     Provision for doubtful
     accounts receivale            209,757          115,000         1,291,719

     Gain on retirement
     of FDIC debt                     --         (2,718,418)            --

     Gain on sale of assets       (255,466)           --                --

     Loss on disposal of
      leasehold improvement           --              --              185,273

     Provision for DOL
     Wage Determination                --             --              190,000

     Other                          16,250            --                --

 Changes in operating assets and
 liabilities:
     Accounts receivable           418,199          289,641           580,408

     Prepaid expenses and other    (13,994)          29,264            55,284

     Other assets                   48,744           67,716            46,128
     Restricted cash               120,000          120,000                 --

     Accounts payable             (294,415)         (52,703)          570,199

     Deferred income                     --         (32,494)          (34,739)







     Other current liabilities   (312,490)          94,075           431,401

     Change in assets and
       liabilities attributable
       to asset sale              (17,252)             --              --

     Other long-term liabilities    4,080         (102,963)          102,963

                                ----------        -----------      -----------

       Total adjustments           42,688       (1,951,508)        3,867,077


                              -----------       -----------      -----------
 Net cash provided (used)
  by operating activities         204,437          306,890          (242,219)

                              -----------       -----------      -----------

 Cash flows from investing
   activities:
     Proceeds from
     sale of assets               365,750                --                --

     Property additions          (103,518)         (23,968)         (119,919)

     Proceeds from
      (investment in)
      certificates of deposit        --             75,981          (325,981)

                                -----------       -----------      -----------
 Net cash provided (used)
   by investing activities        262,232           52,013          (445,900)

                                -----------       -----------      -----------

 Cash flows from
  financing activities:
   Proceeds of borrowings
   on bank and other loans          --             964,080            73,828


     Proceeds of borrowings
       from officer                 --               --              300,000

     Payments on bank
       and other loans          (1,073,357)      (1,125,000)         (160,000)
     Principal payments
     under capital lease
     obligations                    --               --               (10,329)

                                ----------        -----------      -----------

 Net cash (used) provided
  by financing activities       (1,073,357)        (160,920)          203,499
                                ----------        -----------      -----------










 Net (decrease) increase
 in cash and cash equivalents     (606,688)         197,983          (484,620)



 Cash and cash equivalents
 at beginning of year              640,553          442,570           927,190
                                 ----------       ---------        -----------


 Cash and cash equivalents
  at end of year            $       33,865   $      640,553   $       442,570

                                ===========       ===========     ===========




    See Notes to Consolidated Financial
                 Statements



                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






          1. The Company:

             Hadron, Inc. (the "Company") provides a broad range of information technology management services and products to businesses and federal government agencies. Specializing in the fields of computer systems integration, software development, engineering/computer science and integrated logistics support, the Company supplies its clients with expert technical services, systems and product development.

             Revenues from services performed under direct and indirect long-term contracts and subcontracts with government defense, justice and intelligence agencies comprise the majority of the Company's business. The majority of the Company's technical and professional service business with governmental departments and agencies is obtained through competitive procurement and through "follow-up" services related to existing contracts. In certain instances, however, the Company acquires such service contracts because of special professional competency or proprietary knowledge in specific subject areas.

             In fiscal years 1996, 1995 and 1994, litigation support activities for commercial clients and for the U. S. Department of Justice ("DOJ") undertaken through the Company's Acumenics Research & Technology, Inc. subsidiary (now named "ART Holdings Corporation" or "ART") accounted for 20%, 39% and 50%, respectively, of the consolidated revenues of the Company. Based on management's analysis of the relative profitability of its various lines of business and on management's decision to shift resources to specific areas of information technology management and systems engineering, ART sold substantially all its assets related to the ongoing performance of its litigation support operations as of December 1, 1995 and novated its contract with DOJ to the buyer in April 1996. See Note 10.

             The Company maintains a primary commitment to its direct and indirect government clients, but is also simultaneously intensifying its program of business development targeted toward commercial operations. While ART remains as a wholly-owned subsidiary of the Company, the Company's current operations are formally structured along the business lines of its two wholly-owned operating subsidiaries, Engineering &


                                     (Continued)
                                         F-9                         9





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





             Information Services, Inc. ("EISI") and SyCom Services, Inc. ("SyCom").

             Infotechnology, Inc. ("Infotech") a publicly held business development corporation currently in reorganization under Chapter 11 of the U.S. Bankruptcy Code, beneficially owns 202,739 shares, or 13.5%, of the Company's outstanding common stock. Dr. C.W. Gilluly is Chairman of the Board and Chief Executive Officer of the Company and of Infotech. Dr. Gilluly has the right to acquire beneficial ownership of 1,200,000 shares of Common Stock pursuant to a convertible promissory note which gives rise to such acquisition rights. (See Note 6). Dr. Gilluly also owns options to acquire 45,000 shares of the Company's common stock. Exercise of Dr. Gilluly's conversion rights and options at a subsequent date may result in a change in control of the Company. Mr. Robert Lynch, an independent outside director of the Company, is also a director of Infotech. Dr. Gilluly is also Chairman of the Board of Directors and Chief Executive Officer of Telecommunications Industries, Inc. ("TII") and Comtex Scientific Corporation ("Comtex"). Infotech holds a majority interest in TII and Comtex.


          2. Summary of significant accounting policies:

               A. Principles of consolidation:

               The consolidated financial statements include the accounts of Hadron, Inc. and its three subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany transactions have been eliminated.

               B.  Risks and uncertainties:

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


                                     (Continued)
                                         F-10                        10





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               The Company's accounts receivable consist principally of accounts receivable from prime contractors to agencies and departments of the United States Government. The Company extends credit in the normal course of operation and does not require collateral from its customers.

               The Company has historically been, and continues to be, heavily dependent upon direct and indirect contracts from various U.S. government agencies. Contracts and subcontracts with the U.S. Government are subject to audit by audit agencies of the government. Such audits determine, among other things, whether an adjustment of invoices rendered to the government is appropriate under the underlying terms of the contracts. All U.S. government contracts contain clauses which allow for the termination of contracts at the convenience of the government.

               A significant contract under which EISI has performed service for the U.S. Department of Defense will conclude in April, 1997. Revenues from this contract comprised 14%, 11% and 5% of the Company's total revenues for fiscal years 1996, 1995 and 1994, respectively, EISI expects the government to recompete this contract during fiscal year 1997. EISI intends to participate in such recompetition but there can be no assurance that it will be successful in this effect.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


               C.  Cash equivalents:

               Cash equivalents represent amounts invested in highly liquid short-term investments with original maturities of three months or less.


               D.  Restricted cash:



                                     (Continued)
                                         F-11                        11





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               The Company invested $130,000 in one-year certificates of deposit as collateral for an irrevocable letter of credit which collateralizes certain payments due to Equitable Variable Life Insurance Company ("Equitable") pursuant to a lease amendment dated October 21, 1993. As rental payments are made to Equitable, the restrictions related to the uses of the cash lapse and portions of the cash are therefore no longer classified as restricted cash on the Consolidated Balance Sheet.


               E.  Fixed assets:

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


               F.  Goodwill:

               Goodwill represents the excess of purchase price over net tangible assets of companies acquired under the purchase method of accounting. The Company generally amortizes goodwill on a straight-line method over a five-to-ten year period.


               G.  Accounting for contracts:

                                     (Continued)
                                         F-12                        12





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





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

               In accordance with industry practice, accounts receivable relating to long-term contracts are classified as current assets although an indeterminable portion of these amounts is not expected to be realized within one year.

               H.  Income taxes:

               Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

               I.  Income (loss) per share:

               Income (loss) per share is based on the weighted average number of common shares outstanding during each year and common stock equivalents, if dilutive. For the year ended June 30, 1995, common stock equivalents were not included in the income (loss) per share calculation due to the antidilutive effect on loss per share before the extraordinary item.

               J.   Stock Compensation:

               The Financial Accounting Standards Board recently issued Statement No. 123 "Accounting for Stock-Based Compensation." This Statement provides a alternative for accounting for stock compensation arrangements to APB 25 "Accounting for

                                     (Continued)
                                         F-13                      13





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               Stock Issued to Employees" but permits continued accounting under APB 25. The Company accounts for its stock compensation arrangements under the provisions of APB 25 and intends to continue to do so.


          3.   Management plans for operating uncertainties:

               As shown in the accompanying financial statements, the Company reported operating income of approximately $59,000 for the fiscal year ended June 30, 1996 and a net shareholders' deficit of approximately $869,000 at June 30, 1996. The Company's current liabilities also exceeded current assets by approximately $654,000 at June 30, 1996. The Company's negative working capital, history of operating losses and net shareholders' deficit raise doubts about its ability to continue as a going concern.

               During fiscal year 1996, the Company's management continued its cost reduction program and achieved reductions in labor costs and the associated cost of fringe benefits through reduction of administrative and overhead personnel headcounts, and consolidation and more intensive use of leased facilities. Management's cost reduction program also includes an ongoing expense review process to determine the necessity of all expenditures. ART sold substantially all its assets during fiscal year 1996, thus enabling the Company to further reduce its indirect expenses and the net costs and expenses arising from the continuing losses of ART. The Company was also able to decentralize its corporate offices at a facility cost savings of approximately $15,000 a month. The results of these efforts are reflected in the Company's recovery from a loss from operations of approximately $162,000 in fiscal year 1995 to operating income of approximately $59,000 in fiscal year 1996.

               The Company's improved profitability has been reflected in steady improvements in the amount of cash provided from operations. The Company, however, has continued to apply its cash to reducing accounts payable and accrued expenses arising during past loss years, especially from the operations of ART and resolution of its dispute with UPI (see Note 9), as well as those arising from current operations. In addition, the Company, during fiscal year 1996, paid off its note with Commerce Funding Corporation

                                     (Continued)
                                         F-14                        14





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               ("CFC") (see Note 6) which absorbed more than $1 million in cash. The CFC note payable, in turn, arose from the need to finance payments to the Federal Deposit Insurance
               Corporation ("FDIC") in fiscal year 1995 as part of a settlement agreement (see Note 11).

               At June 30, 1996, Accounts Payable in the accompanying consolidated balance sheet included approximately $846,000 of balances due that arose from past loss operations. Management has established payment plans with many, but not all, of the related vendors that ensure the orderly paydown of such balances on a priority basis as cash is generated from operations. The Company's borrowing agreement with CFC expired in September 1996 and the Company currently has no borrowing arrangements with third-party financing sources.

               A significant contract under which EISI has performed services for the U.S. Department of Defense since 1992 will conclude in April, 1997. Revenues from this contract comprised 14%, 11% and 5% of the Company's consolidated revenues for fiscal years 1996, 1995 and 1994, respectively. EISI expects the government to recompete this contract during fiscal year 1997, and intends to participate in the expected upcoming recompetition. No assurance can be given that EISI will be successful in the expected upcoming competition.

               Currently, the Company's operations generate cash flow sufficient to cover its monthly expenses and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis. During fiscal year 1997, the Company plans to maintain its aggressive control over costs and to aggressively market its products and personnel. The Company is also seeking to increase its government contracts revenue base through strategic teaming with other government contractors. Furthermore, interest costs of $85,000 in fiscal year 1996 related to its note payable to CFC will not recur in fiscal year 1997.

               The Company's ability to meet its liquidity needs on a long-term basis is dependent on its ability to generate sufficient billings to cover its current obligations and to also continue to pay down its older accounts payable balances. While the Company's contracts with its major customers (see Note 16) and with other agencies and

                                     (Continued)
                                         F-15                       15





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               departments of the U.S. Government are generally of more than one year in duration, no assurance may be given that the Company will be able to maintain the billing base or the size of profitable operations that may be necessary to achieve its liquidity needs. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          4.  Accounts receivable:

             The components of accounts receivable are as follows:

                                                        June 30,
                                                     1996         1995
                                                ------------  ------------
            Trade accounts receivable:
             U.S. Government:
              Amounts billed                     $1,194,909   $   968,973
              Recoverable costs and
              profits - not billed                  857,044     1,558,831
                                                ------------  ------------

                Total                             2,051,953     2,527,804
                                                ------------  ------------
             Commercial, state and local
             governments:
              Amounts billed                      1,126,338       859,571

              Recoverable costs and
                profits - not billed                150,952       428,979
                                                ------------  ------------

                Total                             1,277,290     1,288,550
                                                ------------  ------------

            Total accounts receivable              3,329,243     3,816,354

            Less allowance for doubtful
             accounts                              (648,806)     (507,960)
                                                ------------  ------------

                                     (Continued)
                                         F-16                                          16





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





            Total accounts receivable, net        $2,680,437   $3,308,394
                                                ============  ============


               The amount of customer retentions included in U.S.
               Government accounts receivable-not billed is $254,880 and $314,412 at June 30, 1996 and 1995, respectively.

               Unbilled accounts receivable can be invoiced upon completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government agencies, upon completion of federal government overhead audits and upon final approval of design plans for engineering services.

          5.  Fixed assets:

            The components of fixed assets are as follows:
                                                     June 30,
                                                    1996          1995
                                                ------------  ------------
               Production, electronic and
                 laboratory equipment           $   259,205    $   412,942
               Office equipment                     229,467        266,049
               Leasehold improvements                14,660         78,945
               Computer software costs:
                 Purchased                           73,150        147,897
                 Internally developed               220,712        498,581
               Property under capital leases:
                 Production, electronic and
                   laboratory equipment               1,133          1,133
               Office equipment                       9,127          9,127
                                                 -----------  ------------

               Total fixed assets                   807,454      1,414,674

               Less accumulated depreciation
                 and amortization                (  710,626)   (1,233,705)
                                                ------------   -----------

               Total fixed assets, net          $     96,828   $   180,969
                                                ============   ===========

                                     (Continued)
                                         F-17                                          17





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






               During fiscal years 1996 and 1995, the Company removed from service fixed assets with a cost basis of approximately $711,000 and $2,050,000, respectively. The assets removed from service in fiscal year 1995 were fully depreciated or amortized at the time of disposal. The assets removed from service in fiscal year 1996 included those sold as part of the sale by ART (see Note 10). These assets had a cost basis net of accumulated depreciation of approximately $93,000 at the time of sale.

          6.  Debt

               The components of long-term debt are as follows:
                                                    June 30,
                                                    1996          1995
                                                ------------  ------------

               Notes Payable - CFC              $     -       $ 1,048,358
               Notes Payable - Related Party        275,000       300,000
                                                ------------  ------------
                                                    275,000     1,348,358

               Current portion of long-term debt
                 and notes payable                    -        (1,048,358)
                                                ------------  ------------

               Total long-term debt             $   275,000   $   300,000
                                                ============  ============


               The Note Payable - CFC consisted of amounts borrowed under a one-year renewable agreement with Commerce Funding
               Corporation ("CFC") the borrowings under which were collateralized by billed account receivable. The initial funding was completed on September 14, 1994.

               Hadron incurred an annual commitment fee of $100,000 payable in equal monthly installments and various other processing fees related to the receivable collection rates. The portion of this fee attributable to fiscal years 1996 and

                                     (Continued)
                                         F-18                        18





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               1995, $16,667 and $83,333, respectively, was included in other expenses in the Consolidated Statements of Operations.

               Effective September 6, 1995, the Company entered into a new agreement with CFC, the borrowings under which continued to be collateralized by billed account receivable. The Company incurred no annual commitment fee on this credit facility. All balances due CFC were paid by February 20, 1996. The Company chose not to renew its agreement with CFC in September 1996, and the CFC borrowing facility therefore expired at September 5, 1996.

               The Note Payable - Related Party represents a Convertible Promissory Note ("Note") dated October 21, 1993 in the original principal amount of $300,000, executed by EISI and SyCom, and payable to Dr. Gilluly. Interest at the rate of three percent per annum over the prime rate per annum published from time to time in The Wall Street Journal accrues and is payable quarterly. The entire principal balance of the Note was originally due and payable on October 21, 1996. During fiscal year 1996, a principal prepayment of $25,000 was made and a further $25,000 in principal prepayments was made through September 20, 1996. In fiscal year 1996, the average interest rate on the Note was 11.50% and resulted in interest expense of $36,000, all of which was paid during the year. In September 1996, the due date for the remaining principal balance of $250,000 was extended to October 21, 1997. The proceeds of the Note were utilized to obtain the collateral required for issuance of an irrevocable letter of credit.

               At the option of Dr. Gilluly, the Note may be converted into restricted shares ("Hadron Shares") of the Company's common stock at any time prior to maturity of the Note. The Conversion Price for Hadron Shares under the terms of the
               Note is $.25 per share and the option to convert expires on October 21, 1998.

               The Note is prepayable at any time. In the event the Note is prepaid in full or in part, Dr. Gilluly is entitled to receive a warrant. Each warrant so issued expires on October 21, 1999, entitles Dr. Gilluly to purchase Hadron Shares equal to the principal amount of the Note together with all interest thereon which is prepaid divided by the Conversion Price of $.25 per share. As a result of the $25,000 prepayment of principal during fiscal year 1996,

                                     (Continued)
                                         F-19                        19





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               Dr. Gilluly will be issued a warrant to acquire 100,000 shares of the Company's common stock. Similarly, an additional warrant to acquire a further 100,000 shares of the Company's common stock will be issued to Dr. Gilluly for the additional $25,000 in principal prepayments through September 20, 1996.

               The Note is collateralized by an Assignment and Security Agreement assigning and granting a security interest in the accounts receivable, contract rights and certain other assets of EISI and Sycom in favor of Dr. Gilluly. The Note also includes an Indemnity Agreement under which the Company agreed to indemnify Dr. Gilluly with respect to all claims, demands, losses, damages, liabilities, costs and expenses that he may sustain or incur by reason of the Gilluly Loan.

          7.  Other current liabilities:

               Other current liabilities include the following major classifications:

                                                     June 30,
                                                    1996          1995
                                                ------------  ------------

               Payroll and related taxes        $   492,667    $   728,965
               Compensated absences                 333,029        412,407
               Accrued bonuses                      171,967        116,280
               Self-insured medical expense         115,243        133,797
               Due to subcontractors                111,484        125,226
               Facility fee                            -           108,491
               Other                                377,772        289,486
                                                ------------   -----------

               Total                            $ 1,602,162    $ 1,914,652
                                                ============   ===========

          8.  Income taxes:

               The provision for income taxes for the years ended June 30, 1996, 1995 and 1994 is for state income taxes currently due.

                                     (Continued)
                                         F-20                                          20





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               The tax provision differs from the amounts computed using the statutory federal income tax rate as follows:

                                          1996         1995        1994
                                       ----------   ----------  ----------
               Tax expense (benefit) at
                statutory rate - federal    35%         (35%)      (35%)
               State tax expense (benefit)
                net of federal taxes         5%           5%        (4%)

               Goodwill amortization         1%           1%       .23%
               Operating losses with no
                 current tax benefit
                 (current tax benefit)     (36%)         34%      38.89%
                                       ----------    ---------  ----------
               Tax expense at
                 actual rate                  5%          5%       .12%
                                       ==========    ========== ===========


               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets at June 30, 1996 and 1995 consist primarily of temporary differences from net operating loss carryforwards of approximately $2,767,000 and $2,500,000, respectively, and are fully reserved.

               The Company has net operating loss (NOL) carryforwards for federal and state purposes available to offset future taxable income of approximately $7,907,000 as of June 30, 1996. These NOL carryforwards expire at various dates through June 30, 2009.


          9.  Commitments and contingencies:

               Operating leases:

               The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through fiscal year 1997. Certain of the leases contain renewal options and require payment of

                                     (Continued)
                                         F-21                        21





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               property taxes, insurance and maintenance costs. The Company's future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs at June 30, 1996 amount to $54,566, and all occur within the fiscal year ending June 30, 1997.

               Included in the lease commitments of $54,566 is a sublease commitment for $11,000 with Comtex, a related party, to occupy 660 square feet at its principal location in Alexandria, Virginia through April 30, 1997.

               Rent expense, net of sublease income, included in the consolidated statements of operations is as follows:

                                                Rent
                         Period                Expense
                         ---------------     -----------
                         Fiscal Year 1996     $  534,236
                         Fiscal Year 1995     $1,101,862
                         Fiscal Year 1994     $1,427,916


               U.S. government contract audits:

               The Company's revenues and costs related to contracts with the agencies and departments of the U.S. Government are subject to audit by the Defense Contract Audit Agency, which has completed the majority of its audits for the Company's fiscal years through fiscal year 1994. It is the opinion of management that the results of such audits will not have a material effect on the financial condition or results of operations of the Company.

               Legal proceedings:

               In August 1991, United Press International, Inc. ("UPI") filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the "UPI Bankruptcy"). UPI was owned substantially by New UPI, Inc. ("NUPI"). NUPI is owned substantially by Infotech.

               The Company filed an amended unsecured claim in the UPI Bankruptcy in the sum of $512,477 (the "Claim"). UPI filed an objection to the claim and also asserted counterclaims


                                     (Continued)
                                         F-22                        22





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               against the Company for approximately $500,000 in a lawsuit commenced in the UPI Bankruptcy.

               In May 1994, the UPI Bankruptcy was converted to a liquidation under chapter 7 of the U.S. Bankruptcy Code and a trustee was appointed to administer UPI's estate. The UPI trustee is re-evaluating the merits of the lawsuit against the Company and the objection to the Claim. A hearing is scheduled for October 18, 1996 to adjudicate UPI's challenge of the Company's proof of claim and UPI's demand for $500,000 plus interest based upon an alleged debt or note payable from the Company to UPI. The Company does not believe that it will ultimately incur any liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.


          10. Sale of Assets - ART:

               Effective December 1, 1995, ART sold substantially all of its assets (excluding accounts receivable as of the date of sale) for $365,000 and the assumption by the buyer of certain leases, agreements and contracts related to the ongoing performance of ART's litigation support operations for the U.S. Department of Justice. Both ART and the Company also agreed that for a period of 10 years, neither of them or any entity controlled by them would own, manage, operate or control, or participate in the ownership, management, operation or control of any entity providing litigation support services, including legal document coding. As a result of this transaction, the Company recorded a gain of $255,466 in the consolidated statements of operations.


          11.  Extraordinary item:

               On September 14, 1994, the Company entered into a Settlement Agreement with the Federal Deposit Insurance Corporation ("FDIC") under which the Company paid the FDIC $1,100,000 as consideration for a complete release from all indebtedness to the FDIC. At the time of settlement, the Company owed the FDIC $3,905,093, consisting of a note payable of $3,705,969, net of cash collateral reserve of $25,000, and accrued interest of $224,124. In addition to the settlement itself, the Company incurred legal and other professional

                                     (Continued)
                                         F-23                        23





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               fees of $86,675 to consummate the settlement. Prior to this settlement the Company had been in default on its obligation to the FDIC.

               The settlement with the FDIC resulted in an extraordinary gain of $2,718,418 in the consolidated statements of operations for the fiscal year ended June 30, 1995.


          12. Employee Savings Plan:

               The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) plan are based upon a percentage of employee contributions. The Company's discretionary contributions to the Plan were $18,967, $17,630 and $16,729 for fiscal years 1996, 1995 and 1994, respectively.

          13. Stock Option Plan:

               Under the Company's 1994 Stock Option Plan ("1994 Plan"), up to 220,000 shares of its common stock may be issued to key employees, consultants and directors. The 1994 Plan provides for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options. The exercise price of the incentive stock options is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company's common stock on the date of grant.

               In fiscal year 1996, an amendment to the 1994 Stock Option
               Plan was adopted to increase the number of shares reserved for issuance thereunder from 220,000 to 290,000.
               Information with respect to incentive and non-qualified stock options issued under the 1994 Amended Plan are as follows:



                                     (Continued)
                                         F-24                            24





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                               Incentive   Non-qualified
                                             stock options   stock options
                                           --------------- ---------------

               Outstanding at beginning of year    170,500          12,500
               Granted during year                  89,500          12,500
               Cancelled during year                49,500          15,000
                                                  --------       ---------
               Outstanding at end of year          210,500          10,000
                                                  ========       =========
               Exercisable at end of year          116,166           4,998
                                                    ======       =========

               Exercise price               $0.25 - $0.50    $0.25 - $0.50


          14. Related party transactions:

               The Company routinely provides, or is provided with, corporate relations and other administrative services and headquarters space to or by, Infotech, TII and Comtex. Such services are not significant to the Company's operating activities or balance sheet.

               During the fiscal year ended June 30, 1996, SyCom provided TII's sole operating division, Micro Research Industries, ("MRI") with software consulting and other miscellaneous services at a cost of approximately $320,000. Management does not expect to recover this amount from MRI and no receivable has been recorded in respect thereof.

               As described in Note 6, the Company also had an outstanding note payable to Dr. Gilluly at June 30, 1996 in the amount of $275,000.

               The Company paid Joseph S. Bracewell, a member of the Board of Directors through March 5, 1996, $13,500 and $18,000 for financial consulting services for the fiscal years ended June 30, 1996 and 1995, respectively.


          15. Statement of cash flows - supplemental disclosures:

               During fiscal years 1996, 1995 and 1994, the Company paid income taxes of $18,006, $4,227 and $5,660, respectively.

                                     (Continued)
                                         F-25                       25





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               The Company also paid interest of $141,998, $221,489 and $136,900 during those same periods.


          16. Business Segment and Major Customers:

               Business Segment:

               The Company operates predominantly in one industry segment, providing engineering, computer support services and other professional services.

               Major Customers:

               Gross revenue from contracts and subcontracts with U.S.
               government agencies amounted to $10,066,048, $13,732,302, and $13,885,991, respectively, in fiscal years 1996, 1995 and 1994.

               Revenues from one commercial customer totaled $7,111,786, $5,924,381 and $3,052,373 in the fiscal years 1996, 1995 and
               1994, respectively.

               Revenues earned on sales to the Company's major customers are as follows:

                                       United States
                                       Department of        Commercial
                                     Defense      Justice    Customer
                                   ----------  -----------  ----------
               Fiscal Year 1996   $ 5,364,102  $ 3,425,879 $ 7,111,786
               Fiscal Year 1995     5,442,741    7,370,135   5,924,381
               Fiscal Year 1994     3,944,428    7,982,133   3,052,373

               During the fiscal year ended June 30,1996 ART novated its contract with the U.S. Department of Justice (DOJ) to the purchaser of substantially all of its assets (see Note 10).
               Revenues shown above related to DOJ arose from ART's litigation support operations.





                                         F-26                       26





                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                          Report of Independent Accountants


          To the Board of Directors and Shareholders
          Hadron, Inc.


          Our report on the consolidated financial statements of Hadron, Inc. and subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the years ended June 30, 1995 and 1994 listed in the index at
          Part IV, Item 14 of this Form 10-K.

          In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



          /S/ COOPERS & LYBRAND L.L.P.


          Washington, D.C.
          September 28, 1995

                                         F-26




















                                         F-27                    27





                                                HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                 HADRON, INC. AND SUBSIDIARIES
      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
                           RESERVES

                                                  Additions

                                                    ----------------------
                                 Balance at        Charged        Charged to                                         Balance
                                                 (Credited)

                                 Beginning      to costs and    other accounts              Deductions               at end

         Description             of Period        expenses        (describe)                (describe)              of Period


  Year ended June 30, 1996

  Accounts receivable           $     507,960    $    209,757     $     10,268     <F1>    $    79,179     <F2>    $   648,806


                               =============    ============    =============             =============           ===========


  Year ended June 30, 1995



  Accounts receivable           $    453,308     $   115,000       $   149,463     <F3>    $   209,811     <F4>    $  507,960
                               =============    ============     =============             ============           ===========

  Year ended June 30, 1994


  Accounts receivable           $    819,668      $  603,024        $   76,286     <F5>    $ 1,045,669     <F6>    $  453,308

                               =============    ============     =============             ============           ===========




  <F1>     Represents charges of $10,268 to unbilled receivables to correct unbilled accounts receivable balances.



                                         F-28                                          28





                                                HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





  <F2>     Represents, primarily, the writeoff of uncollectible, fully reserved unbilled accounts receivable balances.

  <F3>     Represents a charge of $122,051 to unbilled receivables to correct unbilled accounts receivable balances, a charge of $3,660 to miscellaneous expense and the collection of receivables previously written off in the amount of
           $23,750.

  <F4>     Represents, primarily, the writeoff of uncollectible unbilled receivables, rate variances and fee retentions.
  <F5>     Represents a charge to the contract closeout account of $19,983, and a charge to revenue of $56,301 to reconcile unbilled accounts receivable.

  <F6>     Represents, primarily, the writeoff of uncollectible unbilled receivables, rate variances and fee retentions.




             F-27































                                         F-29                    29




























































                                         F-30                   30