Form 10-Q
period 1996-09-30
HADRON INC
filed 1996-11-14
CIK 44800

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                ---------------------
                                      Form 10-Q
                                ---------------------

          /X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1996 or

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                             Yes  X         No
                                 ___           ___

          As of November 11, 1996, 1,503,684 shares of the Common Stock of the registrant were outstanding.





                            HADRON, INC. AND SUBSIDIARIES
                                  TABLE OF CONTENTS



          Part I Financial Information:                          Page No.

               Item 1.   Financial Statements

                         Consolidated Balance Sheets                3
                          September 30, 1996 and June 30, 1996

                         Consolidated Statements                    5
                          of Operations for the Three Months Ended
                          September 30, 1996 and 1995

                         Consolidated Statements of                 6
                          Cash Flows for the Three Months Ended
                          September 30, 1996 and 1995

                         Notes to Consolidated                      7
                          Financial Statements

               Item 2.   Management's Discussion and Analysis       9
                          of Financial Condition and Results
                          of Operations

          Part II Other Information:


               Item 1.   Legal Proceedings                         12


          SIGNATURES                                               13



               HADRON, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 1996 AND JUNE 30, 1996
     -------------------------------------------------------------

                                                         SEPT. 30,     JUNE 30,
     ASSETS                                                1996          1996
                                                        -----------  ------------
                                                        (Unaudited)
     Current assets:
       Cash and cash equivalents                       $    54,852   $    33,865

       Restricted cash                                         ---        10,000


       Accounts receivable, net                          2,341,095     2,680,437
       Prepaid expenses and other                           94,023        45,224
                                                        -----------   -----------

         Total current assets                            2,489,970     2,769,526
                                                        -----------   -----------





       Fixed assets, net                                   106,289        96,828
                                                        -----------   -----------





     Other assets:
       Goodwill, net of amortization                           ---         4,108

       Other                                                 3,955         3,955

                                                        -----------   -----------
         Total other assets                                  3,955         8,063
                                                        -----------   -----------

     Total assets                                      $ 2,600,214   $ 2,874,417
                                                         ==========    ==========




       See Notes to Consolidated Financial Statements
                        (Unaudited)

               HADRON, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 1996 AND JUNE 30, 1996
     -------------------------------------------------------------

                                                         SEPT. 30      JUNE 30,
     LIABILITIES AND SHAREHOLDERS' DEFICIT                 1996          1996
                                                        -----------   -----------
                                                        (Unaudited)

     Current liabilities:
       Accounts payable                                $ 1,633,524   $ 1,821,480

       Other current liabilities                         1,525,568     1,602,162

                                                        -----------   -----------

         Total current liabilities                       3,159,092     3,423,642
                                                        -----------   -----------

     Notes payable - related party                         250,000       275,000
     Other                                                  46,280        45,260
                                                        -----------   -----------
         Total long-term liabilities                       296,280       320,260

     Commitments and contingencies

     Shareholders' deficit:


     Common stock $.02 par; authorized 20,000,000
       shares; issued - September 30, 1996, 1,516,185 shares, and
       June 30, 1996, 1,516,185
     (shares outstanding - September 30, 1996, 1,503,685 shares, and
     June 30, 1996, 1,503,685 shares)                       30,324        30,324


     Additional Capital                                  9,783,892     9,783,892

     Accumulated deficit                               (10,145,936)  (10,160,263)
                                                        -----------   -----------
         Total                                            (331,720)     (346,047)

     Less 12,500 shares of treasury stock at cost         (523,438)     (523,438)
                                                        -----------   -----------
         Total shareholders' deficit                      (855,158)     (869,485)
                                                        -----------   -----------

     Total liabilities and shareholders' deficit       $ 2,600,214   $ 2,874,417
                                                         ==========    ==========

       See Notes to Consolidated Financial Statements
                        (Unaudited)


      HADRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
---------------------------------------------------------------------------------



                                              Three Months Ended
                                                September 30,
                                             1996            1995
                                          -----------     -----------

Revenues                                 $ 3,774,456     $  5,758,971
                                          -----------     -----------
Operating costs and expenses:
  Costs of revenue                         3,320,471        5,000,822
  Selling, general and administrative        407,645          625,535
                                          -----------      -----------
Total operating costs and expenses         3,728,116        5,626,357
                                          -----------     -----------
Operating income                              46,340          132,614
                                          -----------      -----------
Other expense:
  Interest expense (net)                     (10,211)         (58,062)
  Other expense                              (13,802)         (25,972)
                                          -----------      -----------
Total other expense                          (24,013)         (84,034)
                                          -----------      -----------

Income  before income taxes                   22,327           48,580

Provision for income taxes                     8,000           18,078
                                          -----------      -----------

Net income                               $    14,327     $     30,502
                                          ===========      ===========

Per share data:

Net Income                               $      0.01     $       0.02
                                          ===========      ===========
Weighed average number of common
   shares outstanding during the period    1,503,685        1,503,685
                                          ===========      ===========

See Notes to Consolidated Financial Statements
               (Unaudited)


          HADRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
---------------------------------------------------------------------------------------


                                                        Three Months Ended
                                                          September 30,
                                                      1996            1995
                                                   -----------     -----------
Cash flows from operating activities:
  Net income                                      $    14,327     $    30,502
                                                       -------     -----------
Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation and amortization                      22,954          37,225
    Other                                                 ---          16,250
Changes in operating assets and liabilities:
    Accounts receivable                               339,342         503,812
    Prepaid expenses and other                        (48,799)        (23,477)
    Other assets                                          ---          (1,186)
    Restricted cash                                    10,000          30,000
    Accounts payable                                 (187,956)       (441,288)
    Other current liabilities                         (76,594)       (297,606)
    Other long-term liabilities                         1,020           1,020
                                                       -------     ------------
      Total adjustments                                59,967        (175,250)
                                                       -------     ------------
Net cash provided (used) by operating activities       74,294        (144,748)
                                                       -------     ------------
Cash flows from investing activities:
    Property additions                                (28,307)        (29,265)
                                                       -------     -------------
Net cash used by investing activities                 (28,307)        (29,265)
                                                       -------     -------------
Cash flows from financing activities:
    Proceeds of borrowings on bank and other loans         --          50,000
    Payments on bank and other loans                  (25,000)       (181,961)
                                                       -------     -------------
Net cash used by financing activities                 (25,000)       (131,961)
                                                       -------     -------------
Net increase (decrease) in cash and cash equivalent    20,987        (305,974)

Cash and cash equivalents at beginning of period       33,865         640,553
                                                       -------     -------------

Cash and cash equivalents at end of period        $    54,852     $   334,579
                                                     ==========     ===========

  See Notes to Consolidated Financial Statements
                   (Unaudited)

                            HADRON, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          1.   Basis of Presentation

               The  interim consolidated  financial statements  for Hadron,
          Inc. (the "Company") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed, consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 ("1996 Form 10-K") filed with the Securities and Exchange Commission.

               Income (loss) per share is based on the weighted average number of common shares outstanding during each quarter and common stock equivalents, if dilutive.

          2.   Legal Proceedings

               United Press International, Inc. ("UPI") and the Company are involved in a legal dispute more fully described in the "Management's Discussion Analysis" section. The Company does not believe that it will ultimately incur any liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.


          3.  Note Payable - Related Party

               The $250,000 Note Payable - Related Party represents a Convertible Promissory Note ("Note") dated October 21, 1993 in the original principal amount of $300,000, executed by Engineering and Information Services, Inc. ("EISI") and SyCom Services, Inc. ("SyCom"), two wholly owned subsidiaries of the Company and payable to Dr. C.W. Gilluly, Chairman of the Board of Directors and Chief Executive Officer of the Company. The
          proceeds of the $300,000 Note were utilized to obtain the collateral required for the issuance of an irrevocable letter of credit which was required to effect the Company's October 1993 settlement with its then Landlord, Equitable Variable Life Insurance Company. The entire principal balance of the Note was originally due and payable on October 21, 1996. In September 1996, the due date for the remaining principal balance of $250,000 was extended to October 21, 1997.

          4.   Concentration of Business

               The Company provides a broad range of information technology management services and products to businesses and federal government agencies. Revenues from services performed under direct and indirect long-term contracts and subcontracts with government defense and intelligence agencies comprise the majority of the Company's business. The majority of the Company's technical and professional service business with governmental departments and agencies is obtained through competitive procurement and through "follow-up" services related to existing contracts. The Company maintains a primary commitment to its direct and indirect government clients, but is also simultaneously intensifying its program of business development targeted toward commercial operations.

          Item 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                      TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995


               During the three months ended September 30, 1996, the Company's revenues were approximately $3,774,000 or approximately $1,985,000 less than revenues for the three months ended September 30, 1995, a decrease of 34%. This decrease resulted primarily from the sale, effective December 1, 1995, by the Company's subsidiary, ART Holdings Corporation ("ART"), of substantially all of its assets and the assumption by the purchaser of contracts related to the ongoing performance of ART's litigation support operations for the U.S. Department of Justice.

               Revenues excluding ART for the three months ended September 30, 1996 were approximately $3,771,000, or approximately $386,000 more than revenues for the three months which ended September 30, 1995, an increase of 11%. This increase is principally attributable to increased revenues from existing contracts with major government customers of Engineering and Information Services, Inc. ("EISI").

               Costs of revenue for the quarter ended September 30, 1996 were approximately $3,320,000, as compared with costs of revenue of approximately $5,001,000 for the quarter ended September 30, 1995, a decrease of 34%. This decrease is primarily attributable to the cessation of operations by ART. Costs of revenue, as a percentage of revenue, for the three months ended September 30, 1996 increased from 87% to 88%. This increase is primarily attributable to SyCom's investing product development resources in its newly created division, Performance Engineering and Networks ("PEN").

               Costs of revenue excluding ART were approximately $3,317,000 for the three months ended September 30, 1996, or approximately $399,000 more than the costs of revenues for the three months which ended September 30, 1995, an increase of 14%. This increase is mostly attributable to an increase in the direct costs associated with EISI increased revenues.

               Selling, general and administrative expenses totaled approximately $408,000 for the three months ended Sor the three months ended September 30, 1995, a decrease of 35%. This decrease is attributable to the Company's continued cost reduction efforts as well as the elimination of expenses resulting from the sale of ART.

               The Company generated $46,000 of operating income during the three months ended September 30, 1996 compared to operating income of $133,000 for the three months ended September 30, 1995, a decrease of 65%. This decrease in operating income is primarily due to increased product development expenses associated with SyCom's PEN Division. The PEN Division spent in excess of $190,000 during the quarter ended September 30, 1996 on a national advertising and marketing campaign for its new HeaTreaT software product and on costs associated with developing and enhancing the next version of the HeaTreaT product.

               For the quarter ended September 30, 1996, net interest expense decreased by approximately $48,000 compared to the quarter ended September 30, 1995 due to substantial decreases in the Company's debt. This decrease primarily resulted from the sale of ART and the Company s improved profitability which allowed the Company to pay off its note with Commerce Funding Corporation. During the quarter ,operations and product development were financed solely with internally generated funds.

               The Company recorded net income of approximately $14,000 in the three months ended September 30, 1996 as compared with net income of approximately $31,000 for the three months ended September 30, 1995. This decrease in net income is primarily attributable to SyCom's investment in its PEN division.


          CAPITAL RESOURCES AND LIQUIDITY

               During the three months ended September 30, 1996, the Company's operating activity generated cash of approximately $74,000 (See Consolidated Statements of Cash Flows). The generation of approximately $74,000 of cash is primarily the result of a decrease in accounts receivable of approximately $339,000 partially offset by a decrearease in other current liabilities of $77,000. The cash generated by operations was utilized by PEN in its product development efforts and also to reduce long-term debt by $25,000.

               Currently, the Company's operations generate cash flow sufficient to cover its monthly expenses, and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis.
          The Company's ability to meet its liquidity needs on a longer-term basis is dependent on its ability to generate sufficient billings to cover its current obligations and to also continue to paydown its accounts payable balances. While the Company's contracts with its major customers and with other agencies and departments of the U.S. Government are generally of more than one year in duration, the Company, along with all other government contractors and information management companies, faces severe competition in its marketplaces and no assurance may be given that the Company will be able to maintain the billing base or the size of profitable operations that may be necessary to meet its liquidity needs.

               To effect the October 1993 settlement with its then landlord, Equitable Variable Life Insurance Company, C.W. Gilluly, the Company s Chairman and Chief Executive Officer made a $300,000 personal loan to the Company (the "Gilluly Loan") to collateralize a letter of credit required by the settlement. The Gilluly Loan is evidenced by a three-year convertible promissory note ("Note") in the original principal amount of $300,000, dated October 21, 1993 and originally due and payable October 21, 1996, executed by EISI and SyCom and payable to Dr. Gilluly. A principal payment of $25,000 was made in fiscal year 1996, and a $25,000 payment was made in the quarter ended September 30, 1996. In September 1996, the due date for the remaining principal balance of $250,000 was extended to October 21, 1997. Interest at the rate of three percent per annum over the prime rate per annum accrues and is payable quarterly.

               At the option of Dr. Gilluly, the Note may be converted into 1,000,000 restricted shares ("Hadron Shares") of the Company's common stock at any time prior to the maturity of the Note. The Conversion Price for Hadron Shares under the terms of the Note is $.25 per share and the option to convert expires on October 21, 1997. The Note is prepayable at any time. In the event the Note is prepaid in full or in part, Dr. Gilluly is entitled to receive a warrant, expiring on October 21, 1999, entitling Dr. Gilluly to purchase Hadron Shares equal to the principal amount of the Note together with all interest thereon which is prepaid divided by the Conversion Price of $.25 per share. As a result of the $50,000 prepayments of principal, Dr. Gilluly has been issued warrants to acquire 200,000 shares of the Company's common stock.

               As previously reported, in August 1991, United Press International, Inc. ("UPI") filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company, as a creditor of UPI, filed in September 1992 a $594,621 proof of claim against UPI, subject to a possible $500,000 setoff. In July 1993, UPI filed an adversarial action challenging the Company's proof of claim and demanding $500,000 plus interest based upon an alleged debt or note payable from the Company to UPI. The Company later determined that the claimed $500,000 indebtedness of the Company to UPI had not, and did not, in facmpany amended its proof of claim to reflect that the Company does not owe any amount to UPI, and to assert against UPI an aggregate claim of $512,477.

                 A recent court hearing was adjourned and a new hearing date will be set in the near future, to adjudicate UPI's challenge of the Company's proof of claim and UPI's demand for $500,000 plus interest based upon an alleged debt or note payable from the Company to UPI. The Company does not believe that it will ultimately incur any liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.

          Part II.  Other Information

          Item 1.   Legal Proceedings

               The information provided in Note 2 of the Notes to Consolidated Financial Statements is incorporated herein by reference.


          Item 6.   Exhibits and Reports.


          (a)  Exhibits

          Exhibit No.

          10.1 Form of Stock Purchase Warrant issuable in connection with repayment of Amended and Restated Convertible Promissory Note.

          10.2      $250,000 Amended and Restated Convertible Promissory
                    Note in favor of C.W. Gilluly, dated September 27,
                    1996.

          10.3 Stock Purchase Warrant granted to C.W. Gilluly and dated November 12, 1996.

          10.4      Employment Agreement with J. Anthony Vidal dated
                    October 1, 1996.

          10.5      Employment Agreement with George E. Fowler dated
                    October 1, 1996.

          10.6      Employment Agreement with Donald E. Jewell dated
                    October 1, 1996.

          27        Financial Data Schedule


          (b)  Reports on Form 8-K

          None.

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


          Date: November 14, 1996                      HADRON, INC.
                                                       (Registrant)



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