Form 10-Q
period 1996-12-31
HADRON INC
filed 1997-02-14
CIK 44800

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1996 or

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

As of February 7, 1997, 1,506,685 shares of the Common Stock of the registrant were outstanding.

                  HADRON, INC. AND SUBSIDIARIES
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets                3
                December 31, 1996 and June 30, 1996

               Consolidated Statements of                 5
                Operations for the Three and Six
                Months Ended December 31, 1996 and 1995

               Consolidated Statements of                 6
                Cash Flows for the Six Months Ended
                December 31, 1996 and 1995

               Notes to Consolidated                      7
                Financial Statements

     Item 2.   Management's Discussion and Analysis       9
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 1.   Legal Proceedings                         13


     SIGNATURES                                          14

HADRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND JUNE 30, 1996


                                                           DEC. 31,      JUNE 30,
     ASSETS                                                  1996          1996
                                                          (Unaudited)
                                                        ------------- ------------
     Current assets:
       Cash and cash equivalents                          $   45,400    $   33,900
       Restricted cash                                                      10,000
       Accounts receivable, net                            2,579,200     2,680,400
       Note receivable                                        93,300
       Prepaid expenses and other                             46,400        45,200
                                                          -----------   -----------

         Total current assets                              2,718,900     2,735,600
                                                          -----------   -----------




     Fixed assets, net                                        97,000        96,800
                                                          -----------   -----------



     Other assets:

       Goodwill, net of amortization                                         4,100
       Note receivable                                        47,300
       Other                                                  13,100         4,000
                                                          -----------   -----------
         Total other assets                                   60,400         8,100
                                                          -----------   -----------

     Total assets                                         $2,876,300    $2,840,500
                                                          ===========   ===========


See Notes to Consolidated Financial Statements

HADRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND JUNE 30, 1996

                                                           DEC. 31,      JUNE 30,
     LIABILITIES AND SHAREHOLDERS' DEFICIT                   1996          1996
                                                          (Unaudited)
                                                          -----------   ----------
     Current liabilities
       Accounts payable                                   $1,349,600    $1,821,500
       Other current liabilities                           1,800,400     1,602,100
       Note payable - other                                   75,000
                                                          -----------   -----------
         Total current liabilities                         3,225,000     3,423,600
                                                          -----------   -----------

     Note payable - related party                            250,000       275,000
     Note payable - other                                    243,300
     Other                                                    47,300        45,300
                                                          -----------   -----------
         Total long-term liabilities                         540,600       320,300
                                                          -----------   -----------
     Commitments and contingencies

     Total Liabilities                                     3,765,600     3,743,900
                                                          -----------   -----------
     Shareholders' deficit:

     Common stock $.02 par; authorized 20,000,000
      shares; issued and outstanding -
      December 31, 1996, 1,506,685 shares,
      and  June 30, 1996, 1,503,685 shares,
      respectively                                            30,100        30,000

     Additional Capital                                    9,261,400     9,260,800

     Accumulated deficit                                 (10,135,400)  (10,160,300)
                                                          -----------   -----------

         Total shareholders' deficit                        (843,900)     (869,500)
                                                          -----------   -----------
     Total liabilities and shareholders' deficit          $2,921,700    $2,874,400
                                                          ===========   ===========

See Notes to Consolidated Financial Statements

    HADRON, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                              Three Months Ended       Six Months Ended
                                                 December 31,             December 31,
                                                1996       1995         1996       1995
                                              ---------- ----------  ----------   -----------
    Revenues                                 $4,085,000 $4,701,400   $7,859,500   $10,460,400
                                              ---------- ----------   --------    -----------
    Operating costs and expenses:
      Costs of revenue                        3,679,600  4,352,500    7,000,100     9,353,300
      Selling, general and administrative       379,200    563,800      786,900     1,189,300
                                              ---------- ------------   --------  -----------
    Total operating costs and expenses        4,058,800  4,916,300    7,787,000    10,542,600
                                              ---------- ------------   --------  -----------
    Operating income (loss)                      26,200   (214,900)      72,500      (82,200)
                                              ---------- ------------   --------  -----------
    Other (expense) income:
      Interest expense, net                      (8,600)   (52,200)     (18,800)    (110,300)
      Gain on sale of assets                               255,400                   255,400
      Other (expense) income                      2,000     42,900      (11,800)      16,900
                                              ---------- ------------   --------  -----------
    Total other (expense) income                 (6,600)   246,100      (30,600)     162,000
                                              ---------- ------------   --------  -----------
    Income before income taxes                   19,600     31,200       41,900       79,800

    Provision for income taxes                    9,000                  17,000       18,100
                                              ---------- ------------   --------  -----------

    Net income                                $  10,600  $  31,200      $24,900   $   61,700
                                              ========== ============   ========  ===========


    Per share data:

    Net income                                    $0.00      $0.02        $0.01        $0.04
                                              ========== ============   ========  ===========
    Weighted average number of common
      shares and common share equivalents
      outstanding during the period           1,785,685  1,634,379     1,723,758   1,598,060
                                              ========== ============  =========  ===========

See Notes to Consolidated Financial Statements
(Unaudited)

                   HADRON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                                  Six Months Ended
                                                                     December 31,
                                                                  1996        1995
                                                                --------    ---------
         Cash flows from operating activities:
           Net income                                          $  24,900   $  61,700
                                                                ---------   ---------
         Adjustments to reconcile net income to net
           cash provided  (used) by operating activities:
             Depreciation and amortization                        43,700      68,300
             Gain on sale of assets                                         (255,400)
             Provision for doubtful accounts, net                (39,000)    (26,000)
             Other                                                   700      16,200

         Changes in operating assets and liabilities:
           Accounts receivable                                      (400)  1,197,500
           Prepaid expenses and other                             (1,200)    (42,700)
           Other assets                                           (9,100)     31,000
           Restricted cash                                        10,000      60,000
           Accounts payable                                     (153,600)   (336,000)
           Other current liabilities                             198,300    (270,100)
           Change in assets and liabilities
              attributable to asset sale                                     (17,300)
           Other long-term liabilities                             2,000       2,000
                                                                ---------   ---------
               Total adjustments                                  51,400     427,500
                                                                ---------   ---------
         Net cash provided  by operating activities               76,300     489,200
                                                                ---------   ---------
         Cash flows from investing activities:
           Proceeds from sale of assets                                      200,800
           Property additions                                    (39,800)    (66,100)
                                                                ---------   ---------
         Net cash used in investing activities                   (39,800)    134,700
                                                                ---------   ---------
         Cash flows from financing activities:
           Payments on bank and other loans                      (25,000)   (773,800)
                                                                ---------   ---------
         Net cash used by financing activities                   (25,000)   (773,800)
                                                                ---------   ---------
         Net increase (decrease) in cash and cash equivalents     11,500    (149,900)

         Cash and cash equivalents at beginning of period         33,900     640,600
                                                                ---------   ---------
         Cash and cash equivalents at end of period            $  45,400   $ 490,700
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

     Certain reclassifications have been made to prior year amounts to conform to current year classifications.

     Income per share is based on the weighted average number of common shares outstanding during each quarter and common stock equivalents, if dilutive.

2.   Legal Proceedings

     United Press International, Inc. ("UPI") and the Company are involved in a legal dispute more fully described in the "Management's Discussion and Analysis" section. The Company does not believe that it will ultimately incur any liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.

3.   Notes Payable

     In October 1993, the Company, through its wholly-owned subsidiaries, Engineering and Information Services, Inc. ("EISI") and SyCom Services, Inc. ("Sycom"), executed a $300,000 Convertible Promissory Note payable to Dr. C.W. Gilluly, Chairman of the Board and Chief Executive Officer of the Company, in connection with the issuance of an irrevocable letter of credit required to effect an office lease settlement. The note, bearing interest, payable quarterly, at the prime rate plus three percent, was originally due October 21, 1996. The due date for the remaining principal balance of $250,000 was extended to October 21, 1997 and in December 1996 was further extended to October 21, 1998.

     In November 1996, the Company executed a note payable for $379,938 to a vendor to satisfy an outstanding accounts payable. The non-interest bearing note is secured by the common stock of SyCom. The note is payable at $7,500 monthly and requires additional principal payments of $31,646 due on or before December 1, 1997, 1998 and 1999. At December 31, 1996, the Company has prepaid two months and the additional payment due December 1, 1997.

4.   Note Receivable

     In December 1996, the Company obtained a $148,606 note receivable from a commercial customer to satisfy an outstanding accounts receivable. Principal and interest at 10% is due in monthly installments of $8,000 with a final payment of $8,664 due July 15, 1998. An $8,000 principal payment was received in December 1996.

5.   Concentration of Business

     The Company provides a broad range of information technology management services and products to businesses and federal government agencies. Revenues from services performed under direct and indirect long-term contracts, and subcontracts with government defense and intelligence agencies, comprise the majority of the Company's business. The majority of the Company's technical and professional services business with governmental departments and agencies is obtained through competitive procurement and through "follow-up" services related to existing contracts. The Company maintains a primary commitment to its direct and indirect government clients and is also pursuing its program of business development targeted toward commercial operations.

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996
            TO THE THREE MONTHS ENDED DECEMBER 31, 1995


     Revenues for the three months ended December 31, 1996 were approximately $4,085,000, a 13% decrease from the prior year quarter. Excluding $1,233,000 of 1995 period revenues of ART Holdings Corporation's ("ART") operations, which were sold in December 1995, revenues increased approximately $614,000 or 18%. The increase was primarily attributable to growth on existing contracts with major government customers of EISI.

     Costs of revenue for the quarter ended December 31, 1996 were approximately $3,680,000, a decline of approximately 15%.
Excluding the $1,207,000 of 1995 period costs of revenue associated with the sold ART operations, costs of revenue increased $545,000 or 17%. The increase is due to the growth in EISI contracts noted above. Costs of revenue as a percentage of revenues on ongoing operations were approximately 90% for both periods.

     Selling, general and administrative expenses totaled approximately $379,000 for the December 31, 1996 quarter, compared with approximately $564,000 for the prior year period. The decrease is primarily due to the Company's cost reduction program and the elimination of support costs of $149,000 for the ART operations from the ongoing business.

     The Company generated $26,000 of operating income in the current quarter, compared to an operating loss of $215,000 in the corresponding 1995 period. The improvement is attributable to the growth in EISI, cost containment efforts and the absence of ART operating losses of $123,000. The Company incurred approximately $212,000 of expenses in the continuing development and marketing of its HeaTreaT suite of software products during the December 31, 1996 quarter.

     For the quarter ended December 31, 1996, net interest expense decreased approximately $43,000 from the prior period due to lower outstanding borrowings. The lower borrowing levels resulted from the sale of ART and the improved cash flows and operating profits. Other income decreased $41,000 due to one-time only gains in the prior period.

     Net income was approximately $11,000, compared to approximately $31,000 in the prior year quarter. The decrease in net income resulted from improved ongoing operations being more than offset by the $255,000 gain on the ART sale reported in the December 1995 quarter.

     COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1996
          TO THE SIX MONTHS ENDED DECEMBER 31, 1995


     Revenues for the six months ended December 31, 1996 were approximately $7,859,000, a 25% decrease from the prior year period. Excluding $3,606,000 of 1995 period revenues of ART, revenues increased approximately $999,000 or 15%. This increase resulted from the growth on existing EISI contracts.

     Costs of revenue for the December 31, 1996 period were approximately $7,000,000, a decrease comparable to the revenue decline. Excluding $3,290,000 of 1995 period costs of revenue related to the ART operations, costs of revenue increased $945,000, a 16% increase. The increase is primarily due to the increased staffing levels in performance of the EISI contracts. Costs of revenue as a percentage of revenues on ongoing operations were approximately 89% for both periods.

     Selling, general and administrative expenses of $787,000 decreased from $1,189,000 for the six months ended December 31, 1995. The decrease resulted from the Company's cost reduction program and the elimination of support costs of $428,000 for the ART operations from the ongoing business.

     The Company generated $73,000 of operating income, compared to an operating loss of $82,000 in the corresponding 1995 period. The improvement is attributable to EISI growth, cost containment efforts and the absence of ART operating losses of $112,000. For the six months ended December 31, 1996, the Company spent approximately $402,000 on the continuing development and marketing of its HeaTreaT software products.

     Net interest expense decreased approximately $91,000 from the prior period due to the lower debt levels noted above. Other expense resulted from the absence of one-time only gains realized in the prior period.

     Net income for the six months ended December 31, 1996 was $25,000, compared to $62,000 for the prior year period. The decrease in net income resulted from improved ongoing operations being more than offset by the $255,000 gain on the ART sale reported in 1995.

CAPITAL RESOURCES AND LIQUIDITY

     The working capital deficit at December 31, 1996 decreased by approximately $194,000 from June 30, 1996. The improvement resulted from improved profitability, reduced capital expenditure needs and the restructuring of certain accounts payable to a long-term note payable. The Company continues to work with its customers and vendors on the scheduling of payments.

     Currently, the Company's operations generate cash flow sufficient to cover its monthly expenses, and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis. The Company's ability to meet its liquidity needs on a longer-term basis is dependent upon its ability to generate sufficient billings to cover its current obligations, and to also continue to paydown its accounts payable balances. While the Company's contracts with its major customers and with other agencies and departments of the U.S. Government are generally of more than one year in duration, the Company, along with all other government contractors and information management companies, faces severe competition in its marketplaces and no assurance may be given that the Company will be able to maintain the billing base or the size of profitable operations that may be necessary to meet its liquidity needs. In addition, the Company's realization of its investment of resources in the development and marketing of HeaTreat is dependent upon industry acceptance. To date, a limited number of customer contracts have been obtained.

     On December 31, 1996, the Company obtained a $300,000 bank line of credit facility for working capital requirements. Borrowings under the facility are personally guaranteed by Dr. C.W. Gilluly and his wife. Interest is at the prime rate plus one percent and is payable monthly. Outstanding borrowings on the line of credit are due on December 31, 1997.

     In October 1993, the Company, through its wholly-owned subsidiaries EISI and SyCom, executed a $300,000 Convertible Promissory Note payable to Dr. C.W. Gilluly in connection with the issuance of an irrevocable letter of credit required to effect an office lease settlement. The note, bearing interest, payable quarterly, at the prime rate plus three percent, was originally due October 21, 1996. The due date for the remaining principal balance of $250,000 was extended to October 21, 1997 and in December 1996 was further extended to October 21, 1998.

     At the option of Dr. Gilluly, the Note may be converted into 1,000,000 restricted shares ("Hadron Shares") of the Company's common stock at any time prior to the maturity of the Note. The Conversion Price for Hadron Shares under the terms of the Note is $.25 per share and the option to convert expires on October 21,

1998. The Note is prepayable at any time. In the event the Note is prepaid in full or in part, Dr. Gilluly is entitled to receive a warrant, entitling Dr. Gilluly to purchase Hadron Shares equal to the principal amount of the Note, together with all interest thereon which is prepaid, divided by the Conversion Price of $.25 per share. As a result of prepayments totaling $50,000, Dr. Gilluly has been issued warrants to acquire 200,000 shares of the Company's common stock.

     As previously reported, in August 1991, United Press International, Inc. ("UPI") filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company, as a creditor of UPI, filed in September 1992 a $594,621 proof of claim against UPI, subject to a possible $500,000 setoff. In July 1993, UPI filed an adversarial action challenging the Company's proof of claim and demanding $500,000 plus interest based upon an alleged debt or note payable from the Company to UPI. The Company later determined that the claimed $500,000 indebtedness of the Company to UPI had not, and did not, in fact, exist. In March 1994, the Company amended its proof of claim to reflect that the Company does not owe any amount to UPI, and to assert against UPI an aggregate claim of $512,477.

       A recent court hearing was adjourned, and a new hearing date will be set in the near future to adjudicate UPI's challenge of the Company's proof of claim and UPI's demand for $500,000 plus interest based upon an alleged debt or note payable from the Company to UPI. The Company does not believe it will ultimately incur any liability as a result of the UPI lawsuit and has made no provision in its financial statements for this matter.

Part II.  Other Information

Item 1.   Legal Proceedings

     The information provided in Note 2 of the Notes to Consolidated Financial Statements is incorporated herein by reference.


Item 6.   Exhibits and Reports.


(a)  Exhibits

Exhibit No.

10.1 Form of Stock Purchase Warrant issuable in connection with repayment of Second Amended and Restated Convertible Promissory Note.

10.2      $250,000 Second Amended and Restated Convertible
          Promissory Note in favor of C.W. Gilluly, dated December
          31, 1996.

10.3 Amended Stock Purchase Warrant granted to C.W. Gilluly and dated December 31, 1996.

10.4      $379,937.75 Promissory Note in favor of Bracewell &
          Patterson, L.L.P. dated November 1, 1996.

10.5      Pledge Agreement in favor of Bracewell & Patterson dated
          November 1, 1996.

10.6      $148,606.60 Promissory Note with Tri-City Heat Treat
          Company in favor of Hadron, Inc. dated December 16, 1996.

10.7      $300,000 Promissory Note in favor of Century National
          Bank dated December 31, 1996.

10.8      $300,000 Business Loan Agreement in favor of Century
          National Bank dated December 31, 1996.

10.9      Employment Agreement with Donald E. Ziegler dated
          December 30, 1996.

27        Financial Data Schedule

(b)  Reports on Form 8-K

None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: February 14, 1997                      HADRON, INC.
                                             (Registrant)



By:/S/ C.W. Gilluly             By:/S/ Donald E. Ziegler
   C. W. Gilluly Ed.D.             Donald E. Ziegler
   Chief Executive Officer         Chief Financial Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Officer)