Form 10-Q
period 1997-03-31
HADRON INC
filed 1997-05-15
CIK 44800

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997 or

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

As of May 7, 1997, 1,606,684 shares of the Common Stock of the registrant were outstanding.

                   HADRON, INC. AND SUBSIDIARIES
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets                3
                March 31, 1997 and June 30, 1996

               Consolidated Statements of                 5
                Operations for the Three and Nine
                Months Ended March 31, 1997 and 1996

               Consolidated Statements of                 6
                Cash Flows for the Nine Months Ended
                March 31, 1997 and 1996

               Notes to Consolidated                      7
                Financial Statements

     Item 2.   Management's Discussion and Analysis       9
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 1.   Legal Proceedings                         13


SIGNATURES                                               14

                           HADRON, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1997 AND JUNE 30, 1996


                                                           MARCH 31,     JUNE 30,
     ASSETS                                                  1997          1996
     ------                                                ---------    ----------
                                                          (Unaudited)
     Current assets:
       Cash and cash equivalents                             $46,300       $33,900
       Restricted cash                                                      10,000
       Accounts receivable, net                            2,657,500     2,680,400
       Note receivable                                        88,000
       Prepaid expenses and other                             25,600        45,200
                                                          -----------   -----------

         Total current assets                              2,817,400     2,769,500
                                                          -----------   -----------




     Fixed assets, net                                       103,000        96,800
                                                          -----------   -----------



     Other assets:

       Goodwill, net of amortization                                         4,100
       Note receivable                                        32,000
       Other                                                  14,800         4,000
                                                          -----------   -----------
         Total other assets                                   46,800         8,100
                                                          -----------   -----------

           Total assets                                   $2,967,200    $2,874,400
                                                          ===========   ===========







                             See Notes to Consolidated Financial Statements

                             HADRON, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1997 AND JUNE 30, 1996



                                                           MARCH 31,      JUNE 30,
     LIABILITIES AND SHAREHOLDERS' DEFICIT                    1997          1996
     -------------------------------------                -----------    ----------
                                                          (Unaudited)


     Current liabilities
       Accounts payable                                     $1,354,700   $1,821,500
       Other current liabilities                             1,615,500    1,602,100
       Note payable - other                                     82,500
       Note payable - line of credit                           296,600
                                                         --------------  -----------
         Total current liabilities                           3,349,300    3,423,600
                                                         --------------  -----------

     Note payable - related party                              250,000      275,000
     Note payable - other                                      220,800
     Other                                                      48,300       45,300
                                                         --------------  -----------
         Total long-term liabilities                           519,100      320,300
                                                         --------------  -----------
     Commitments and contingencies

     Total Liabilities                                       3,868,400    3,743,900
                                                         --------------  -----------
     Shareholders' deficit:

     Common stock $.02 par; authorized 20,000,000
     shares; issued and outstanding -
     March 31, 1997, 1,506,685 shares,
     and  June 30, 1996, 1,503,685, respectively                30,100       30,000

     Additional Capital                                      9,261,400    9,260,800

     Accumulated deficit                                   (10,192,700) (10,160,300)
                                                         --------------  -----------
         Total shareholders' deficit                          (901,200)    (869,500)
                                                         --------------  -----------
     Total liabilities and shareholders' deficit            $2,967,200   $2,874,400
                                                         ==============  ===========


                             See Notes to Consolidated Financial Statements


                             HADRON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996


                                         Three Months Ended        Nine Months Ended
                                              March 31,                 March 31,
                                          1997        1996         1997         1996
                                       ----------  ----------   ----------  -----------

 Revenues                              $4,294,000  $4,028,400  $12,153,500  $14,488,800
                                       ----------  ----------   ----------   ----------
 Operating costs and expenses:
   Costs of revenue                     3,943,100   3,266,800   10,943,200   12,620,100
   Selling, general and administ          379,500     670,500    1,166,400    1,859,800
                                       ----------  ----------   ----------   ----------
 Total operating costs and expen        4,322,600   3,937,300   12,109,600   14,479,900
                                       ----------  ----------   ----------   ----------
 Operating income (loss)                  (28,600)     91,100       43,900        8,900
                                       ----------  ----------   ----------   ----------
 Other (expense) income:
   Interest expense, net                  (10,800)    (13,000)     (29,600)    (123,300)
   Gain on sale of assets                                                       255,400
   Other expense                           (5,900)    (21,600)     (17,700)      (4,700)
                                       ----------  ----------   ----------   ----------
 Total other (expense) income             (16,700)    (34,600)     (47,300)     127,400
                                       ----------  ----------   ----------   ----------
 Income (loss) before income tax          (45,300)     56,500       (3,400)     136,300

 Provision for income taxes                12,000       6,600       29,000       24,700
                                       ----------  ----------   ----------   ----------

 Net income (loss)                       ($57,300)    $49,900     ($32,400)    $111,600
                                       ===========  ==========   ==========   ==========


 Per share data:

 Net income (loss)                         ($0.03)      $0.03       ($0.02)       $0.07
                                       ===========  ==========   ==========   ==========
 Weighted average number of common
 shares and common share equivalents
 outstanding during the period          1,506,685   1,604,741    1,506,018    1,604,312
                                       ===========  ===========  ==========   ==========


                             See Notes to Consolidated Financial Statements
                                            (Unaudited)

                             HADRON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                             Nine Months Ended
                                                                  March 31,
                                                              1997        1996
                                                          ---------     --------
 Cash flows from operating activities:
   Net income (loss)                                      ($32,400)     $111,600
                                                          ---------     --------
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Depreciation and amortization                           57,600        87,400
    Gain on sale of assets                                              (255,500)
    Provision for doubtful accounts, net                   (75,600)      203,800
    Other                                                      700        16,300

  Changes in operating assets and liabilities:
    Accounts receivable                                    (21,500)      716,900
    Prepaid expenses and other                              19,600        (2,000)
    Other assets                                           (10,800)       48,700
    Restricted cash                                         10,000        90,000
    Accounts payable                                      (163,500)     (392,600)
    Other current liabilities                               13,400      (348,800)
    Change in assets and liabilities
         attributable to asset sale                                      (17,300)
    Other long-term liabilities                              3,000         3,100
                                                         ---------     ---------
       Total adjustments                                  (167,100)      150,000
                                                         ---------     ---------
   Net cash provided (used) by operating activities       (199,500)      261,600
                                                         ---------     ---------
   Cash flows from investing activities:
     Proceeds from sale of assets                                        365,800
     Property additions                                    (59,700)      (95,000)
                                                         ---------     ---------
   Net cash provided (used) in investing activities        (59,700)      270,800
                                                         ---------     ---------
   Cash flows from financing activities:
     Proceeds of borrowings on bank and other loans        296,600
     Payments on bank and other loans                      (25,000)   (1,073,400)
                                                         ---------    ----------
   Net cash provided (used) by financing activities        271,600    (1,073,400)
                                                         ---------    ----------
   Net increase (decrease) in cash and cash equivale        12,400      (541,000)

   Cash and cash equivalents at beginning of period         33,900       640,600
                                                         ---------    ----------
   Cash and cash equivalents at end of period              $46,300       $99,600
                                                         =========    ==========

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

     On April 21, 1997, Dr. Gilluly sold $25,000 of the Convertible Promissory Note to five officers of the Company. The Company elected to prepay the $25,000 of Notes held by the officers, and in accordance with terms of the Notes, issued warrants to the officers to acquire 100,000 shares of the Company's common stock. The officers exercised the warrants and acquired the 100,000 shares at the Exercise Price of $.25 per share.

     In November 1996, the Company executed a note payable for $379,938 to a vendor to satisfy an outstanding accounts payable. The non-interest bearing note is secured by the common stock of SyCom. The note is payable at $7,500 monthly and requires additional principal payments of $31,646 due on or before December 1, 1997, 1998 and 1999. At March 31, 1997, the Company has prepaid one month and the additional payment due December 1, 1997.

4.   Note Receivable

     In December 1996, the Company obtained a $148,606 note receivable from a commercial customer to satisfy an outstanding accounts receivable. Principal and interest at 10% is due in monthly installments of $8,000 with a final payment of $8,664 due July 15, 1998. At March 31, 1997, the Company has received its required monthly installments.

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

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997
            TO THE THREE MONTHS ENDED MARCH 31, 1996


     Revenues for the three months ended March 31, 1997 were approximately $4,294,000, a 7% increase from the prior year quarter. The increase was primarily attributable to growth on existing contracts with major government and commercial customers of both EISI and SyCom.

     Costs of revenue for the quarter ended March 31, 1997 were approximately $3,943,000, an increase of approximately 21%. The increase is due to the growth in EISI and SyCom contracts noted above, coupled with HeaTreaT PRO product development expenses of $232,000. Costs of revenue as a percentage of revenues were approximately 92% and 81% for the quarters ending March 31, 1997 and 1996, respectively.

     Selling, general and administrative expenses totaled approximately $379,000 for the March 31, 1997 quarter, compared with approximately $670,000 for the prior year period. The decrease is primarily due to the Company's cost reduction program, partially offset by HeaTreaT PRO marketing expenses of $81,000.

     The Company had an operating loss of $29,000 in the current quarter, compared to an operating profit of $91,000 in the corresponding 1996 period. This quarter's operating loss is primarily attributable to $313,000 of expenses incurred on behalf of the continuing HeaTreaT PRO development and marketing programs, only partially offset by the growth in EISI and SyCom, and cost containment efforts.

     For the quarter ended March 31, 1997, net interest and other expense decreased approximately $18,000 from the prior period due to one-time only losses in the prior period.

     Net loss was approximately $57,000, compared to net income of approximately $50,000 in the prior year quarter. The decrease in net income resulted from the improved profitability of current operations being more than offset by the product development and marketing efforts of HeaTreaT PRO.

      COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1997
          TO THE NINE MONTHS ENDED MARCH 31, 1996


     Revenues for the nine months ended March 31, 1997 were approximately $12,153,000, a 16% decrease from the prior year period. Excluding $3,657,000 of 1996 period revenues of ART Holdings Corporation's ("ART") operations, which were sold in December 1995, revenues increased approximately $1,321,000 or 12%. This increase resulted from the growth of existing EISI contracts.

     Costs of revenue for the March 31, 1997 period were approximately $10,943,000, a decrease comparable to the revenue decline. Excluding $3,301,000 of 1996 period costs of revenue related to the ART operations, costs of revenue increased $1,624,000, a 17% increase. The increase is primarily due to the increased staffing levels in performance of the EISI contracts, coupled with HeaTreaT PRO product development costs of $432,000. Costs of revenue as a percentage of revenues from ongoing operations were approximately 90% and 86% for both periods ending in 1997 and 1996, respectively.

     Selling, general and administrative expenses of $1,166,000 decreased from $1,860,000 for the nine months ended March 31, 1996. The decrease resulted from the Company's cost reduction program and the elimination of support costs of $443,000 for the ART operations from the ongoing business, partially offset by HeaTreaT PRO marketing costs of $232,000.

     The Company generated $44,000 of operating income, compared to operating income of $9,000 in the corresponding 1996 period. The improvement is attributable to EISI growth, cost containment efforts and the absence of ART operating losses of $87,000. For the nine months ended March 31, 1997, the Company spent approximately $664,000 on the continuing development and marketing of its HeaTreaT PRO software product.

     Net interest expense decreased approximately $94,000 from the prior period due to lower average debt levels. The other expense increase of $13,000 resulted from the absence of one-time only net gains realized in the prior period.

     Net loss for the nine months ended March 31, 1997 was $32,000, compared to net income of $112,000 for the prior year period. The decrease in net income resulted from improved ongoing operations being more than offset by the current investment in HeaTreaT PRO and the $255,000 gain on the ART sale reported in fiscal year 1996.

CAPITAL RESOURCES AND LIQUIDITY

     The working capital deficit at March 31, 1997 decreased by approximately $122,000 from June 30, 1996. The improvement resulted from reduced capital expenditure needs and the restructuring of certain accounts payable to a long-term note payable. The Company continues to work with its customers and vendors on the scheduling of payments.

     Currently, the Company's operations generate cash flow sufficient to cover its monthly expenses, and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis. The Company's ability to meet its liquidity needs on a longer-term basis is dependent upon its ability to generate sufficient billings to cover its current obligations, and to also continue to paydown its accounts payable balances. While the Company's contracts with its major customers and with other agencies and departments of the U.S. Government are generally of more than one year in duration, the Company, along with all other government contractors and information management companies, faces severe competition in its marketplaces and no assurance may be given that the Company will be able to maintain the billing base or the size of profitable operations that may be necessary to meet its liquidity needs. In addition, the Company's realization of its investment in the development and marketing of HeaTreaT PRO is dependent upon industry acceptance. The Company completed substantially all product development, and beta customer trial installations began in April 1997. To date, a limited number of customer contracts have been obtained.
The Company is currently considering alternative means of financing the continuing development and marketing of HeatTreat Pro, which may include the sale of a substantial portion of the Company's interest in HeaTreat Pro either outright, through a joint venture or through some other similar transaction. There can be no assurance that such a transaction will occur. In any event, the Company anticipates decreases in HeaTreat Pro expense levels.

     On December 31, 1996, the Company obtained a $300,000 bank line of credit facility for working capital requirements. Borrowings under the facility are personally guaranteed by Dr. Gilluly and his wife. Interest is at the prime rate plus one percent and is payable monthly. Outstanding borrowings on the line of credit are due on December 31, 1997. At March 31, 1997, the line of credit balance is $297,000.

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

     On April 21, 1997, Dr. Gilluly sold $25,000 of the Convertible Promissory Note to five officers of the Company. The Company elected to prepay the $25,000 of Notes held by the officers, and in accordance with terms of the Notes, issued warrants to the officers to acquire 100,000 shares of the Company's common stock. The officers exercised the warrants and acquired the 100,000 shares at the Exercise Price of $.25 per share.

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

       A recent court hearing was adjourned, and a new hearing date will be set in the near future to adjudicate UPI's challenge of the Company's proof of claim and UPI's demand for $500,000 plus interest based upon an alleged debt or note payable from the Company to UPI. Management believes that the outcome of these proceedings will not have a material effect on the Company.

Part II.  Other Information

Item 1.   Legal Proceedings

     The information provided in Note 2 of the Notes to Consolidated Financial Statements is incorporated herein by reference.


      Item 6.  Exhibits and Reports.


(a)  Exhibits

Exhibit No.

10.1      $225,000 Third Amended and Restated Convertible
          Promissory Note in favor of C.W. Gilluly, dated April 21,
          1997.

10.2 Form of Stock Purchase Warrant issuable in connection with repayment of Third Amended and Restated Convertible Promissory Note.

10.3 Note Purchase Agreement among C.W. Gilluly, Hadron, Inc., Engineering and Information Services, Inc. and SyCom Services, Inc., George E. Fowler, S. Amber Gordon, Donald Jewell, J. Anthony Vidal and Donald Ziegler dated April 21, 1997.


27        Financial Data Schedule


(b)  Reports on Form 8-K

None.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: May 15, 1997              HADRON, INC.
                                (Registrant)



By: /S/ C.W. Gilluly            By: /S/ Donald E. Ziegler
   C.W. Gilluly Ed.D.             Donald E. Ziegler
   Chief Executive Officer         Chief Financial Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Officer)