Form 10-K405
period 1997-06-30
HADRON INC
filed 1997-09-29
CIK 44800

                                          UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D.C.  20549

                                               FORM 10-K

      (Mark One)
       X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 1997
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of September 22, 1997, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $1,528,463.

      As of September 22, 1997, 1,686,684 shares of the common stock of the registrant were outstanding.

                                       PART I


         Item 1.   Business


              Introduction

              Hadron, Inc. ("Hadron" or the "Company") provides a broad range of information technology management services to businesses and federal government agencies. Specializing in the fields of computer systems integration, software development, engineering/computer science and integrated logistics support, Hadron supplies its clients with expert technical services, systems and product development.

              During the last few years, the Company has implemented a turnaround program, including cost reductions and aggressive new business development, intended to return the Company to profitability.

              During fiscal year 1997, the Company invested approximately $847,000 in the development and marketing of its HeaTreatTM, process management software products. Given the anticipated continuing investment and management resources required, the Company examined various alternatives for realizing value from its HeaTreaT investment. Effective June 30, 1997, Hadron's wholly-owned subsidiary, SyCom Services, Inc. ("SyCom") entered into an agreement to sell the HeaTreat software products and certain related assets to Performance Engineering International Corp. ("PEI"), a newly formed company owned by former Hadron and SyCom executives.

              SyCom received a ten percent interest in PEI's capital stock and two promissory notes, in the amounts of $2,000,000 and $38,400, respectively. In addition, SyCom agreed to invest $20,000 a month in PEI for a six month period beginning July 1, 1997. The divestiture of the HeaTreat software products eliminated Hadron's continuing new product expenses.

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

         Operations

              The Company's ongoing operations are formally structured along the business lines of its two main subsidiaries, although there is considerable cooperation and interaction of management teams between these subsidiaries. Descriptions of the operations of the subsidiaries follow.

         Engineering & Information Services, Inc. ("EISI")

              EISI, incorporated in Virginia as a wholly-owned subsidiary of Hadron, provides the Department of Defense ("DoD") and related clients with software and hardware engineering expertise that include: systems integration; software development; local and wide-area computer networking installation and support; relational database development on client-server architecture; and hardware board-level design and development.

              EISI supports the DoD environment with UNIX systems installation and administration and development of large-scale integrated database applications on distributed workstations in a client-server architecture. EISI also provides a variety of cost-effective and engineering services.

              EISI has been a long-term provider of software and hardware expertise to The Johns Hopkins University Applied Physics Laboratory ("APL"), located near Baltimore, Maryland. EISI's business with APL constitutes approximately 44% of the revenues of the Company. EISI staff are instrumental in the design and development of multi-platform analysis, simulation, communications, and decision support systems for APL. EISI applications developed for APL help ensure the accuracy and readiness of a number of U.S. Navy defense systems that are in global operations today.

              In April 1997, the Company was awarded four follow-on contracts by APL to continue its support activities through September 2001.


         SyCom Services, Inc. ("SyCom")

              Hadron's wholly-owned subsidiary, SyCom, a Delaware corporation, is an information management and systems development firm. SyCom specializes in computer-based technologies related to complex information, communications and electronic systems. Headquartered near Baltimore, Maryland, SyCom performs a full range of information and network support services for commercial and defense-related clients working on military and civilian electronic systems.

              SyCom has particular expertise in the development of real-time and embedded software engineering for systems such as civilian and military radars, airspace management systems, signal analysis and specialized database systems. SyCom also provides software support, including software documentation, document management and imaging. SyCom's business from Northrop Grumman constitutes approximately 40% of the revenues of the Company.

         General Information

              The Company was incorporated in New York in 1964 under the name of Biorad, Inc., and commenced operations in August 1966. In 1968, the Company changed its name to Hadron, Inc.

              As of June 30, 1997, the Company (including its subsidiaries) employed approximately 210 people. The Company's employees are not members of any union, and employee relations are believed by management to be generally good.

              The revenues of EISI accounted for 55%, 36% and 27% of the Company's total consolidated revenues for the fiscal years 1997, 1996 and 1995, respectively. During the same fiscal years, SyCom's revenues respectively accounted for 44%, 43% and 30% of consolidated revenues. During fiscal years 1996 and 1995, ART's revenues accounted for 20% and 39% of the Company's total consolidated revenues, respectively.

              The Company's backlog of orders believed to be firm as of June 30, 1997 approximates $14 million which the Company expects will be filled during fiscal 1998. As of June 30, 1996, the Company had approximately $11 million in firm backlog orders. Included in the firm backlog approximation are estimates of amounts the Company anticipates receiving under government contracts, some of which are indefinite delivery, indefinite quantity contracts, under which services are provided as ordered
         by the government.   Not included in the backlog approximation
         are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

              The Company operates predominantly in one industry segment, providing engineering, computer support services and other technical professional services. In general, the industry segment in which the Company operates includes a large number of competitors of varying sizes, many of which, like the Company, are principally located in the Washington, D.C. area.
         Competition within the information technology and government contracting arenas is extremely intense; selection is based primarily on a combination of the price of services and evaluation of technical capability, as well as reputation, quality of service and responsiveness to client requirements.

              The Company maintains a primary commitment to its direct and indirect government clients, but is also simultaneously intensifying its program of business development targeted toward commercial operations. The Company is continuing efforts to diversify its client base.

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


         Government Procurement

              The Company is heavily dependent on the DoD, as well as other U.S. governmental agencies, for contract work. Contracts and subcontracts with the DoD produced approximately 44% of the Company's total revenues during fiscal year 1997. The Company's other U.S. government contracts and subcontracts produced approximately 9% of the Company's total revenues during fiscal year 1997. Contracts with the U.S. Government are subject to audit by the Defense Contract Audit Agency.

              The Company has been a contractor or subcontractor with the DoD continuously since 1973 with periodic renewals. During this time, neither the Company nor its subsidiaries has experienced any material adjustment of profits under these contracts; however, no assurance can be given that the DoD will not seek and obtain an adjustment of profits in the future. All U.S. government contracts contain clauses which allow for the termination of contracts at the convenience of the U.S. government.

              The preponderance of the Company's technical and professional service business with the DoD and other governmental agencies is obtained through competitive procurement and through "follow-up" services related to existing business. In certain instances, however, the Company acquires such service contracts because of special professional competency or proprietary knowledge in specific subject areas.

         Item 2.   Properties

              The Company owns no real estate. As of June 30, 1997, the Company leased or sub-leased a total of 9,991 square feet of office space, with approximately 700 square feet at its corporate headquarters location in Alexandria, Virginia. These leases expire between April 1998 and February 2002. (See Note 8 of the Notes to Consolidated Financial Statements.)

         Item 3.   Legal Proceedings

              No material legal proceedings are currently pending.


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

              The range of high and low bid quotations for the Common Stock, as reported by the National Quotation Bureau, for each quarterly period during the fiscal years ended June 30, 1997 and June 30, 1996 is shown below:

         Fiscal Year Ended June 30, 1997              High     Low
              First Quarter
              (7/1 to 9/30/96)                        13/16    5/8
              SecondQuarter
              (10/1 to 12/31/96)                      7/8      11/16
              Third Quarter
              (1/1 to 3/31/97)                        1 1/16   11/16
              Fourth Quarter
              (4/1 to 6/30/97)                        7/8      11/16


         Fiscal Year Ended June 30, 1996              High     Low
              First Quarter
              (7/1 to 9/30/95)                        7/16     3/8
              Second Quarter
              (10/1 to 12/31/95)                      11/16    7/16
              Third Quarter
              (1/1 to 3/31/96)                        9/16     9/16
              Fourth Quarter
              (4/1 to 6/30/96)                        13/16    9/16


              As of September 22, 1997, there were approximately 3,914 shareholders of record of the Company's Common Stock.

              No cash dividends were paid during the past two fiscal years, and none are expected to be declared during fiscal year 1998.

         Item 6.  Selected Financial Data

                                              Fiscal Year Ended
                                                   June 30

                                    1997          1996        1995         1994       1993
                                   (In Thousands, except per share amounts)

      Total Revenues                $16,988      $18,306     $20,534      $18,536     $21,337

       Operating Income (Loss)          128           59        (161)      (3,799)     (1,206)
       Interest Expense, net of
        Interest income                  84          132         217          287         299

       Income (Loss)
        before income taxes &
        extraordinary item               57          194        (436)      (4,104)     (1,401)
       Income (Loss)
        before extraordinary item        13          162        (460)      (4,109)     (1,401)

       Extraordinary item -
        gain on retirement
        of debt                          -           -         2,718          -            -

       Net Income (Loss)                 13          162       2,258       (4,109)     (1,401)

       Income (Loss) per share
        of Common Stock:
       Per share data:
        Income (Loss)
        before extraordinary item       .01          .11        (.31)       (2.75)       (.94)

       Extraordinary item -
        gain on retirement
        of debt                         -            -          1.82          -            -

       Net Income (Loss)                .01          .11        1.51        (2.75)       (.94)

       At Period End:
       Total Assets:                  2,712        2,874       4,373        5,088       7,734

       Long-term Liabilities            169          320         341          440           4

       Working Capital (deficit)       (906)        (654)       (978)      (3,541)       (298)

       Shareholders' Equity
        (deficit)                      (811)        (869)     (1,047)      (3,306)        803


          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     The Company

               Hadron, Inc. (the "Company") provides a broad range of information technology management services to businesses and federal government agencies. Specializing in the fields of computer systems integration, software development, engineering/computer science and integrated logistics support, the Company supplies its clients with expert technical services, systems and product development.

                                Results of Operations
                  Comparison Of Fiscal Year 1997 To Fiscal Year 1996

               During the fiscal year ended June 30, 1997, the Company's revenues were approximately $16,988,000 compared with consolidated revenues of approximately $18,306,000 for the fiscal year ended June 30, 1996, a net decrease of approximately $1,318,000 (7%). Excluding revenues of ART Holdings Corporation ("ART") operations, which were sold in December 1995, fiscal 1997 revenues were approximately $16,980,000 compared with $14,811,000 for fiscal 1996, an increase of approximately $2,169,000 (15%). This increase in revenues is principally attributable to increased revenues from existing contracts with major government and commercial customers of EISI and SyCom.

               Costs of revenue were approximately $15,250,000 for the fiscal year ended June 30, 1997 compared with approximately $15,937,000 for the fiscal year ended June 30, 1996, a decrease of approximately $687,000 (4%). Costs of revenue excluding costs of revenue attributable to ART for the fiscal year ended June 30, 1997 were approximately $15,256,000, or 90% of revenues, compared with $12,767,000, or 86% of revenues, for the fiscal year ended June 30, 1996, an increase of approximately $2,489,000 (19%). This increase is primarily due to the increased staffing levels in performance of the existing EISI and SyCom contracts, coupled with HeaTreaT product development costs of $599,000.

               Selling, general and administrative expenses were approximately $1,610,000 for the fiscal year ended June 30, 1997 compared with approximately $2,309,000 for the fiscal year ended June 30, 1996, a decrease of approximately $699,000 (30%). During fiscal year 1997, the Company's management continued the cost reduction program that it adopted in the face of increasing losses in past years. In addition to the cost reduction program, the Company eliminated from ongoing operations support costs of approximately $432,000 relating to the ART operations. These decreases were partially offset by HeaTreaT marketing costs of $248,000 in fiscal year 1997.

               The Company generated $128,000 of operating income during the fiscal year ended June 30, 1997 compared to an operating loss of approximately $59,000 for the fiscal year ended June 30, 1996, for an increase of approximately $69,000. The improvement is attributable to EISI and SyCom growth, cost containment efforts and the absence of ART operating losses of $64,000. During fiscal year 1997, the Company spent approximately $847,000 on the continuing development and marketing of its HeaTreaT software product.

               For the fiscal year ended June 30, 1997, the Company incurred other expenses of approximately $71,000 compared to the prior year's other income of $134,000. Net interest expense decreased by approximately $47,000 compared to fiscal year 1996 due to decreases in the Company's average debt outstanding during the year. In fiscal year 1997, there was no gain on the sale of assets as compared to the fiscal year 1996 gain of approximately $255,000 resulting from the sale of ART assets.

               Net income was approximately $13,000 for the fiscal year ended June 30, 1997, compared to approximately $162,000 for the fiscal year ended June 30, 1996, a decrease of approximately $149,000. The decrease in net income is primarily attributable to the inclusion of the approximately $255,000 gain on sale of assets in the twelve months ended June 30, 1996. Excluding the gain on the sale of assets, the Company's net income improved by approximately $106,000 from the prior period. The improvement is attributable to improved ongoing operations offset by the investment in HeaTreaT.


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

               Consolidated revenues, excluding revenues attributable to ART for the fiscal year ended June 30, 1996, were approximately $14,811,000 compared with $12,486,000 for the fiscal year ended June 30, 1995, an increase of approximately $2,325,000 (19%). The increase in revenues excluding ART is principally attributable to increased revenues from existing contracts with major government and commercial customers of EISI and SyCom, as well as from software development and installation on behalf of new commercial customers of SyCom.

               Consolidated costs of revenue were approximately $15,937,000 for the fiscal year ended June 30, 1996 compared with approximately $17,842,000 for the fiscal year ended June 30, 1995, a decrease of approximately $1,905,000 (12%). This decrease is primarily attributable to the cessation of operations by ART at December 1, 1995 pursuant to the sale of its assets, as described above. Consolidated costs of revenue excluding costs of revenue attributable to ART for the fiscal year ended June 30, 1996 were approximately $12,767,000, or 86% of revenues, compared with $10,841,000, or 87% of revenues for the fiscal year ended June 30, 1995, an increase of approximately $1,926,000 (18%).
          The relative improvement in costs of revenue as a percentage of revenues reflects net changes in the mix of the Company's contract revenues and the related margins on those contracts.

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

               In the twelve months ended June 30, 1996, the Company recognized a gain on the sale of assets of approximately $255,000 related to the sale of substantially all of ART's assets for $365,000. This gain was composed of the $365,000 transaction proceeds less the net book value of the assets and liabilities transferred and less $16,000 in related costs incurred.

               Net income was approximately $162,000 for the fiscal year ended June 30, 1996, compared to approximately $2,258,000 for the fiscal year ended June 30, 1995, a decrease of approximately $2,096,000. The decrease in net income is attributable to the inclusion of the approximately $2,718,000 extraordinary gain in the twelve months ended June 30, 1995 partially offset by the approximately $255,000 gain on the sale of assets during the twelve months ended June 30, 1996. Excluding the extraordinary gain and the gain on the sale of assets, the Company's net income improved by approximately $367,000 from a net loss of approximately $460,000 in the twelve months ended June 30, 1995 to a net loss of approximately $93,000 in the twelve months ended June 30, 1996. The improvement is attributable to increased revenues, improved margins and reduced selling, general and administrative expenses, as described above.


                           Capital Resources and Liquidity

               The working capital deficit at June 30, 1997 increased by approximately $252,000 from June 30, 1996. The deficit increased due to refinancing of certain liabilities as more fully described in Note 5. Currently, the Company's operations generate cash flow sufficient to cover its monthly expenses, and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on an ongoing basis.

               During fiscal year 1997, the Company invested approximately $847,000 in the development and marketing of its HeaTreaT process management software products. Given the anticipated continuing investment and management resources required, the Company examined various alternatives for realizing value from its HeaTreaT investment. Effective June 30, 1997, Hadron's wholly-owned subsidiary, SyCom Services, Inc. ("SyCom") entered into an agreement to sell the HeaTreaT software products and certain related assets to Performance Engineering International Corp. ("PEI"), a newly formed company owned by former Hadron and SyCom executives.

               SyCom received a ten percent interest in PEI's capital stock, and two promissory notes in the amounts of $2,000,000 and $38,400, respectively. In addition, SyCom agreed to invest $20,000 a month in PEI for a six month period beginning July 1, 1997. The divestiture of the HeaTreaT software products eliminated Hadron's continuing new product expenses.

               During fiscal year 1997, the Company prepaid $25,000 of a Convertible Promissory Note due from the Company to Dr. C.W.

          Gilluly, (the "Note") and pursuant to its terms and conditions, issued warrants to Dr. Gilluly to acquire 100,000 shares of the Company's common stock at $.25 per share.

               On April 21, 1997, Dr. Gilluly sold $25,000 of the Note to five officers of the Company. Concurrently, the Company elected to prepay the $25,000 of Notes held by the officers, and in accordance with terms of the Notes, issued warrants to the officers to acquire 100,000 shares of the Company's common stock. The officers exercised the warrants and acquired the 100,000 shares at the Conversion Price of $.25 per share.

               In June 1997, the Company entered into a Line of Credit Agreement with Century National Bank pursuant to which Century National Bank provided the Company with a $800,000 line of credit facility through November 30, 1998, replacing a $300,000 facility set to expire in December 1997. Borrowings under the facility are personally guaranteed by Dr. Gilluly and his wife. Century National Bank and the Company agreed that, in addition to providing working capital, the line of credit would be used to fund the Company's prepayment on June 2, 1997 of its $225,000 Note to Dr. Gilluly. Under the terms of the Note, the Company issued warrants, which expire on October 21, 2003, to Dr. Gilluly to acquire 900,000 shares of the Company's $.02 par value common stock ("Common Stock") at $.25 per share.

               The Company was indebted in the approximate amount of $288,000 to a vendor under the terms of a November 1, 1996 promissory note secured by certain assets. In order to facilitate the bank line of credit, the vendor agreed to accept $250,000 in full satisfaction of the promissory note. Such payment was made in June 1997.

               Century National Bank and the Company determined that payment of such amount to the vendor would reduce the Company's available working capital to a level below that which each contemplated the Company would have as a result of the line of credit. As a consequence, certain members of the Company's management or Board of Directors (the "Investors"), each agreed to invest $24,000 in the Company in the form of five separate two-year promissory notes, the principal of which is convertible at $0.60 per share at each of his or her respective option, into restricted shares of the Company's common stock. Such notes also provide that upon prepayment by the Company of principal outstanding under the notes, the Company shall issue to the note holder a warrant to acquire Common Stock at $0.60 per share. The number of shares each warrant shall entitle the holder thereof to acquire shall equal the principal prepaid giving rise to the warrant divided by $0.60. The Company and each of the Investors entered into an Investment Agreement dated June 20, 1997 setting forth the terms of his or her investment in the Company.

               Except for the historical information contained herein, the matters discussed in this 10-K include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements contained herein. Such factors and risks include business conditions and growth in the information services, engineering services, software development and government contracting arenas and in the economy in general; competitive factors, such as the pressures toward consolidation of small government contracts into larger contracts awarded to major, multi-national corporations; continued success in the Company's program of paying down its older accounts payable balances while simultaneously generating sufficient billings to cover its current obligations; the anticipation of growth and successful market acceptance of the Company's new productivity management software products, which could be subject to various delays, including software release delays; the Company's ability to continue to recruit and retain highly skilled technical, managerial and sales/marketing personnel; and such other risks detailed from time to time in the Company's SEC reports, including quarterly reports on Form 10-Q.

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

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) (1)  Financial Statements                                Page

          Reports of Independent Accountants                            F-1

          Consolidated Balance Sheets as of June 30, 1997 and 1996      F-3

          Consolidated Statements of Operations for the fiscal
           years ended June 30, 1997, 1996, and 1995                    F-5

          Consolidated Statements of Shareholders' Deficit for
           the fiscal years ended June 30, 1997, 1996, and 1995         F-6

          Consolidated Statements of Cash Flows for the
           fiscal years ended June 30, 1997, 1996, and 1995             F-7

          Notes to Consolidated Financial Statements                    F-8

          (a) (2)  Financial Statement Schedules

          Report of Independent Accountants                            F-22

          Schedule II: Valuation and qualifying accounts and
                         reserves                                      F-23


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

            3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

            3.3     Certificate of Amendment of Certificate of
                    Incorporation of Hadron, Inc. dated August 12, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
                    1993).

            4.0 The Company's warrant to purchase 250,000 shares of Common Stock issued to Translator Associates, L.P. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
                    1991).

           10.1 Indemnity Agreement dated October 21, 1993 between Hadron, Inc. and C.W. Gilluly (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994).

           10.2 Hadron, Inc. Employee Savings Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).

           10.3 Employment Agreement with George E. Fowler dated October 1, 1996 (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30,
                    1996).

           10.4 Employment Agreement with Donald Jewell dated October 1, 1996 (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1996).

           10.5 Employment Agreement with Donald E. Ziegler dated December 30, 1996 (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31,
                    1996).

           10.6 Sublease, dated June 12, 1996, between the Company and COMTEX SCIENTIFIC CORPORATION, for the property occupied by the Company in Alexandria, Virginia (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
                    1996).

           10.7 $148,606.60 Promissory Note with Tri-City Heat Treat Company in favor of Hadron, Inc. dated December 16, 1996 (incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1996).


           10.8 $225,000 Third Amended and Restated Convertible Promissory Note in favor of C.W. Gilluly, dated April 21, 1997 (incorporated by referenced to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

           10.9 Form of Stock Purchase Warrant issuable in connection with repayment of the Third Amended and Restated Convertible Promissory Note (incorporated by referenced to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

           10.10 Note Purchase Agreement among C.W. Gilluly, Hadron, Inc., Engineering and Information Services, Inc. and SyCom Services, Inc., George E. Fowler, S. Amber Gordon, Donald Jewell, J.Anthony Vidal and Donald Ziegler dated April 21, 1997 (incorporated by referenced to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

           10.11 Amended Stock Purchase Warrant granted to C.W. Gilluly and dated December 31, 1996 (incorporated by referenced to the Company's Current Report on Form 8-K filed July 23, 1997).

           10.12 Stock Purchase Warrant granted to C.W. Gilluly and dated June 2, 1997 (incorporated by referenced to the Company's Current Report on Form 8-K filed July 23,
                    1997).

           10.13 $800,000 Promissory Note in favor of Century National Bank dated June 25, 1997 (incorporated by referenced to the Company's Current Report on Form 8-K filed July 23,
                    1997).

           10.14 $800,000 Business Loan Agreement in favor of Century National Bank dated June 25, 1997 (incorporated by referenced to the Company's Current Report on Form 8-K filed July 23, 1997).

           10.15 Form of $24,000 Convertible Promissory Note issued in favor of each of George E. Fowler, S. Amber Gordon, Donald E. Jewell, Robert J. Lynch Jr. and Donald E. Ziegler, dated June 20, 1997 (incorporated by referenced to the Company's Current Report on Form 8-K filed July 23, 1997).

           10.16 Investment Agreement among Hadron, Inc. and George E. Fowler, S. Amber Gordon, Donald E. Jewell, Robert J. Lynch Jr. and Donald E. Ziegler, dated June 20, 1997 (incorporated by referenced to the Company's Current Report on Form 8-K filed July 23, 1997).

           10.17 Asset Purchase Agreement among the SyCom Services, Inc. and Performance Engineering International Corp. dated June 30, 1997 (incorporated by referenced to the Company's Current Report on Form 8-K filed July 25,
                    1997).

           10.18    Employment Agreement with S. Amber Gordon dated June
                    10, 1997.

           21       Subsidiaries of the Company.

           27       Financial Data Schedule

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: September 29, 1997          HADRON, INC.


          By:/S/ C.W. GILLULY             By: /S/ DONALD E. ZIEGLER
             C. W. Gilluly                   Donald E. Ziegler
             Chief Executive Officer         Chief Financial Officer
              and Chairman                     (Principal Financial
              (Principal Executive Officer)     Officer and Principal
                                                      Accounting Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                Signature                Title          Date



          /S/ William J. Howard         Director        September 29, 1997
          William J. Howard


          /S/ Robert J. Lynch, Jr.      Director        September 29, 1997
          Robert J. Lynch, Jr.


          /S/ John D. Sanders           Director        September 29, 1997
          John D. Sanders

                          REPORT OF INDEPENDENT ACCOUNTANTS



          Board of Directors and Shareholders


          We have audited the accompanying consolidated balance sheets of Hadron, Inc. and subsidiaries as of June 30, 1997 and 1996 and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. Our audit also included the financial statement schedule for the year ended June 30, 1997 listed in the Index at Part IV Item 14(a) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hadron, Inc. and subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flow for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 1997, when considered in relation to the basis financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          /S/ ERNST & YOUNG, L.L.P.

          Vienna, Virginia
          September 5, 1997

                          REPORT OF INDEPENDENT ACCOUNTANTS


          To the Board of Directors and Shareholders of Hadron, Inc.


          We have audited the accompanying statements of operations, shareholders' deficit, and cash flows of Hadron, Inc. and subsidiaries for the fiscal year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Hadron, Inc. and subsidiaries for the fiscal year ended June 30, 1995 in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
          Note 2 to the Company's 1995 financial statements, the Company has a net capital deficiency and has suffered recurring losses from operations that raise substantial doubt about it ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2 to the Company's 1995 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


          /S/ COOPERS AND LYBRAND L.L.P.


          Washington, D.C.
          September 28, 1995

HADRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND JUNE 30, 1996


                                                          JUNE 30,      JUNE 30,
     ASSETS                                                 1997          1996
     Current assets:
       Cash and cash equivalents                        $    24,700  $    43,900
       Accounts receivable, net                           2,312,100    2,680,400
       Note receivable                                       90,200
       Prepaid expenses and other                            20,600       45,200
                                                          ----------   ----------

         Total current assets                             2,447,600    2,769,500
                                                          ----------   ----------

     Fixed assets                                            82,800       96,800
     Note receivable                                          8,600
     Investment in PEI and related notes receivable,
       net of deferred income of $2,000,000                 158,400
     Other                                                   14,500        8,100
                                                          ----------   ----------
         Total other assets                                 264,300      104,900
                                                          ----------   ----------

           Total assets                                 $ 2,711,900  $ 2,874,400
                                                        ===========  ============

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HADRON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND JUNE 30, 1996



                                                           JUNE 30,       JUNE 30,
     LIABILITIES AND SHAREHOLDERS' DEFICIT                   1997           1996
     Current liabilities
       Accounts payable                                 $ 1,402,300    $ 1,821,500
       Note payable - line of credit                         17,300
       Other current liabilities                          1,933,800      1,602,100
                                                          ----------     ----------
         Total current liabilities                        3,353,400      3,423,600
                                                          ----------     ----------

     Note payable - related party                           120,000        275,000
     Other                                                   49,300         45,300
                                                          ----------     ----------
         Total long-term liabilities                        169,300        320,300
                                                          ----------     ----------
     Commitments and contingencies

     Total liabilities                                    3,522,700      3,743,900
                                                          ----------     ----------
     Shareholders' deficit:

     Common stock $.02 par; authorized 20,000,000
     share issued and outstanding  -
     June 30, 1997, 1,686,685 shares,
     and  June 30, 1996, 1,503,685                           33,800         30,000

     Additional capital                                   9,302,800      9,260,800

     Accumulated deficit                                (10,147,400)   (10,160,300)
                                                          ----------     ----------
         Total shareholders' deficit                       (810,800)      (869,500)
                                                          ----------     ----------
     Total liabilities and shareholders' deficit        $ 2,711,900    $ 2,874,400
                                                        ============   ============

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       F-4

HADRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------


                                                       1997           1996           1995
                                                    -----------    -----------  -------------
Revenues                                           $16,987,700   $ 18,305,600   $ 20,534,300
                                                    -----------    -----------  -------------
Operating costs and expenses:
  Costs of revenue                                  14,650,600     15,937,200     17,842,000
  Development  costs of HeaTreaT                       598,900
  Selling, general and administrative                1,610,300      2,309,200      2,854,000
                                                   -----------    -----------   -------------
Total operating costs and expenses                  16,859,800     18,246,400     20,696,000
                                                   -----------    -----------   -------------
Operating income (loss)                                127,900         59,200       (161,700)
                                                   -----------    -----------   -------------
Other income (expense):
  Interest income                                        8,100         11,000         20,600
  Interest expense                                     (92,600)      (143,000)      (237,500)
  Gain on sale of assets                                              255,500
  Other income (expense)                                13,500         10,900        (57,700)
                                                    -----------    -----------  -------------
Total other income (expense)                           (71,000)       134,400       (274,600)
                                                    -----------    -----------  -------------
Income (loss) before income taxes
  and extraordinary item                                56,900        193,600       (436,300)

Provision for income taxes                              44,000         31,900         23,700
                                                    -----------    -----------  ------------

Income (loss) before extraordinary item                 12,900        161,700       (460,000)

Extraordinary item - gain on the retirement
  of FDIC debt, net                                                                2,718,400
                                                    -----------    -----------  ------------
Net income                                         $    12,900   $    161,700   $  2,258,400
                                                    ===========  =============  ============
Per share data:
Net income  (loss) before extraordinary
  item                                             $      0.01   $       0.11   $     (0.31)

Extraordinary item - gain on the retirement
  of FDIC debt, net                                                                     1.82
                                                    -----------    -----------  ------------

Net income                                         $      0.01   $       0.11   $       1.51
                                                    ===========    ===========  ============

Weighted average number of common
  shares outstanding during the period               1,529,519      1,501,841      1,492,625
                                                    ===========    ===========  ============

                   See Notes to Consolidated Financial Statements

HADRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------


                                        Common Stock
                                        -----------         Additional   Accumulated
                                    Shares      Amount      Capital      Deficit            Total
                                  ----------   ---------  ------------  -------------   -------------
Balance - June 30, 1994           1,492,625     $29,800    $9,244,800   ($12,580,400)   ($3,305,800)

  Net income                                                               2,258,400      2,258,400
                                  ----------   ---------  -----------   -------------   -------------
Balance - June 30, 1995           1,492,625      29,800     9,244,800    (10,322,000)    (1,047,400)

  Shares issued to officers,
  directors, and consultants         11,060         200       16,000                         16,200

  Net income                                                                 161,700        161,700
                                  ----------   ---------  -----------   -------------   -------------
Balance - June 30, 1996           1,503,685      30,000    9,260,800     (10,160,300)      (869,500)

  Shares issued to officers who
  exercised warrants                183,000       3,800       42,000                         45,800

  Net income                                                                  12,900         12,900
                                  ----------  ----------  -----------   -------------   -------------
Balance - June 30, 1997           1,686,685     $33,800    $9,302,800   ($10,147,400)     ($810,800)
                                  ==========  ==========  ===========   =============   =============


                   See Notes to Consolidated Financial Statements
                                        F-6

HADRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------

                                                         1997            1996           1995
                                                     ------------    -----------    -----------
Cash flows from operating activities:
  Net income                                         $    12,900     $   161,700    $ 2,258,400
                                                     ------------    -----------    -----------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         73,800         119,300        239,400
    Provision for doubtful accounts receivable          (114,600)        209,800        115,000
    Gain on retirement of FDIC debt                                                  (2,718,400)
    Gain on sale of assets                                              (255,500)
    Other                                                                 16,300
Changes in operating assets and liabilities:
    Accounts and notes receivable                        384,200         418,200        289,600
    Prepaid expenses and other                            24,600         (14,000)        29,300
    Other assets                                         (10,600)         48,700         67,700
    Restricted cash                                                      130,000        120,000
    Accounts payable                                    (419,200)       (294,400)       (52,700)
    Deferred income                                                                     (32,500)
    Other current liabilities                            211,700        (312,500)        94,100
    Change in assets and liabilities
      attributable to asset sale                                         (17,300)
    Other long-term liabilities                            4,000           4,100       (103,000)
                                                     ------------    -----------    -----------
      Total adjustments                                  153,900          52,700     (1,951,500)
                                                     ------------    -----------    -----------
Net cash provided by operating activities                166,800         214,400        306,900

Cash flows from investing activities:
    Proceeds from sale of assets                                         365,700
    Property additions                                   (94,100)       (103,500)       (24,000)
    Proceeds from (investment in)
      certificates of deposit                                                            76,000
                                                     ------------    -----------    -----------
Net cash (used) provided by investing activities         (94,100)        262,200         52,000
                                                     ------------    -----------    -----------
Cash flows from financing activities:
    Proceeds of borrowings on bank and other loans       711,900                        964,100
    Proceeds of stock warrants exercised                  45,800
    Proceeds of convertible promissory notes             120,000
    Payments on bank and other loans                    (969,600)     (1,073,300)    (1,125,000)
                                                     ------------    -----------    -----------
Net cash used by financing activities                    (91,900)     (1,073,300)      (160,900)
                                                     ------------    -----------    -----------
Net (decrease) increase in cash and cash equivalent      (19,200)       (596,700)       198,000
Cash and cash equivalents at beginning of year            43,900         640,600        442,600
                                                     ------------    -----------    -----------
Cash and cash equivalents at end of year             $    24,700     $    43,900    $   640,600
                                                     ============    ===========    ===========

                   See Notes to Consolidated Financial Statements

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          1. The Company:

                  Hadron, Inc. (the "Company") provides a broad range of
             information technology management services to businesses and federal government agencies. Specializing in the fields of computer systems integration, software development, engineering/computer science and integrated logistics support, the Company supplies its clients with expert technical services, systems and product development.

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


          2. Summary of significant accounting policies:

               A. Principles of consolidation:

                    The consolidated financial statements include the
               accounts of Hadron, Inc. and its two wholly-owned subsidiaries, Engineering & Information Services, Inc. ("EISI") and SyCom Services, Inc. ("SyCom") (the "Company"). All significant intercompany transactions have been eliminated.

               B.  Risks and uncertainties:

                    Financial instruments which potentially subject the
               Company to concentrations of credit risk consist principally of cash and cash equivalents, certificates of deposit, and accounts receivable. The Company maintains its cash and cash equivalents principally in two United States commercial banks. Cash in excess of daily requirements is invested by the banks in one-day repurchase agreements of securities of

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               United States Government agencies. To date, the Company has not incurred losses related to cash and cash equivalents.

                    The Company's accounts receivable consist principally
               of accounts receivable from prime contractors to agencies and departments of the United States Government. The Company extends credit in the normal course of operations and does not require collateral from its customers.

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

               D.  Fixed assets:

                    Furniture and equipment and leasehold improvements are
               stated at cost. The Company uses the straight-line method of depreciation and amortization over the estimated useful lives of the furniture and equipment (principally three to ten years) and over the lease term for leasehold improvements, if shorter.

                    Maintenance and repairs are charged to expense as
               incurred, and the cost of additions and betterment are capitalized. When assets are retired or sold, the cost and

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

                    Purchased software is capitalized at cost.  Such costs
               are amortized using the straight-line method for a period of up to five years. Internally developed software costs are expensed until technological feasibility is achieved.


               E.  Accounting for contracts:

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

               F.  Income taxes:

                    The Company follows the provisions of Statement of
               Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

               G.  Income (loss) per share:

                    Income (loss) per share is based on the weighted
               average number of common shares outstanding and common stock equivalents, if dilutive, during each year.

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               H.   Stock-Based Compensation:

                    In October 1995, the Financial Accounting Standards
               Board issued Statement of Financial Accounting Standards No. 123 ( SFAS No. 123 ), Accounting for Stock-Based Compensation, which is effective for the Company s June 30, 1997 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board No. 25 ( APB No. 25 ), but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 does not impact the financial condition or the results of operations of the Company.

             I.     Recent Pronouncements:

                        In February 1997, the Financial Accounting Standards
               Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary earnings per share and fully diluted earnings per share for the periods presented is not expected to be material.

                    In February 1997, the Financial Accounting Standards
               Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for the fiscal years beginning after December 31,
               1997.   SFAS No. 131 changes the way public companies report
               segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. SFAS No. 131 supersedes Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". The impact of SFAS No. 131 has not yet been determined.

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             J.     Reclassifications:

                    Certain fiscal year 1996 and 1995 amounts have been
               reclassified to conform to the fiscal year 1997 presentation.

          3.   Accounts receivable:

               The components of accounts receivable are as follows:

                                                         June 30,
                                                ---------------------------
                                                   1997            1996
                                                ------------   ------------
               Trade accounts receivable:
               U.S. Government:
               Amounts billed                    $  538,300     $1,194,900
               Recoverable costs and
                 profits - not billed               857,600        857,000
                                                ------------   ------------
                 Total                            1,395,900      2,051,900
                                                ------------   ------------
               Commercial, state and local
                governments:
               Amounts billed                       806,200      1,126,300
               Recoverable costs and
                profits - not billed                268,800        151,000
                                                ------------   ------------
                   Total                          1,075,000      1,277,300
                                                ------------   ------------
               Total accounts receivable           2,470,900     3,329,200

               Less allowance for doubtful
                accounts                           (158,800)      (648,800)
                                                ------------   ------------
               Total accounts receivable, net
                                                $2,312,100      $2,680,400
                                               =============  =============

                    The amount of customer retentions included in U.S.
               Government accounts receivable-not billed is $23,400 and $254,900 at June 30, 1997 and 1996, respectively.

                    Unbilled accounts receivable can be invoiced upon
               completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government agencies, upon completion of federal government overhead audits and upon final approval of design plans for engineering services.

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          4.   Fixed assets:

                    The components of fixed assets are as follows:

                                                           June 30,
                                                ---------------------------
                                                    1997            1996
                                                ------------   ------------
               Computer, hardware and
                 software                       $   337,600    $   554,200
               Office equipment                     131,600        253,200
                                                ------------   ------------

               Total fixed assets                   469,200        807,400

               Less accumulated depreciation
                 and amortization                 ( 386,400)    (  710,600)
                                                ------------   ------------
               Total fixed assets, net          $    82,800     $   96,800
                                                ============    ===========

                    During fiscal years 1997 and 1996, the Company removed
               from service fixed assets with a cost basis of approximately $432,000 and $711,000, respectively. The assets removed from service in fiscal year 1997 included those sold to Performance Engineering International Corp. These assets had a cost basis, net of accumulated depreciation, of approximately $38,000 at the time of sale. The assets removed from service in fiscal year 1996 included those sold as part of the sale by ART. These assets had a cost basis, net of accumulated depreciation, of approximately $93,000 at the time of sale.

          5.  Debt:

                    During fiscal year 1997, the Company prepaid $25,000 of
               a Convertible Promissory Note due from the Company to Dr. C.W. Gilluly, and pursuant to its terms and conditions, issued warrants to Dr. Gilluly to acquire 100,000 shares of the Company's common stock.

                    On April 21, 1997, Dr. Gilluly sold $25,000 of the
               Convertible Promissory Note to five officers of the Company. Concurrently, the Company elected to prepay the $25,000 of Notes held by the officers, and in accordance with terms of the Notes, issued warrants to the officers to acquire 100,000 shares of the Company's common stock. The officers exercised the warrants and acquired the 100,000 shares at the Conversion Price of $.25 per share.

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    In June 1997, the Company entered into a Line of Credit
               Agreement with Century National Bank pursuant to which Century National Bank provided the Company with a $800,000 line of credit facility through November 30, 1998, replacing a $300,000 facility set to expire in December 1997. Borrowings under the facility are personally guaranteed by Dr. Gilluly and his wife. Century National Bank and the Company agreed that, in addition to providing working capital, the line of credit would be used to fund the Company's prepayment on June 2, 1997 of its $225,000 Promissory Note to Dr. Gilluly. Under the terms of the original Promissory Note dated October 21, 1993, which had been extended and amended as of April 21, 1997, the Company issued 900,000 warrants, which expire on October 21, 2003, to Dr. Gilluly to acquire the Company's $.02 par value common stock ("Common Stock") at $.25 per share.

                    The Company was indebted in the approximate amount of
               $288,000 to a vendor under the terms of a November 1, 1996 promissory note secured by certain assets. In order to facilitate the bank line of credit, the vendor agreed to accept $250,000 in full satisfaction of the promissory note. Such payment was made in June 1997.

                    Century National Bank and the Company determined that
               payment of such amount to the vendor would reduce the Company's available working capital to a level below that which each contemplated the Company would have as a result of the line of credit. As a consequence, certain members of the Company's management or Board of Directors (the "Investors"), each agreed to invest $24,000 in the Company in the form of five separate two-year promissory notes, the principal of which is convertible at $0.60 per share at each of his or her respective option, into restricted shares of the Company's common stock. Such notes also provide that upon prepayment by the Company of principal outstanding under the notes, the Company shall issue to the note holder a warrant to acquire Common Stock at $0.60 per share. The number of shares each warrant shall entitle the holder thereof to acquire shall equal the principal prepaid giving rise to the warrant divided by $0.60. The Company and each of the Investors entered into an Investment Agreement dated June 20, 1997 setting forth the terms of his or her investment in the Company.

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          6.  Other current liabilities:

                    Other current liabilities include the following major
               classifications:

                                                           June 30,
                                                ---------------------------
                                                    1997           1996
                                                ------------   ------------
               Payroll and related taxes        $   635,000    $   492,700
               Compensated absences                 398,000        333,000
               Accrued bonuses                       94,600        171,900
               Self-insured medical expense         223,000        115,200
               Due to subcontractors                122,400        111,500
               Other                                460,800        377,800
                                                ------------   ------------

               Total                            $ 1,933,800    $ 1,602,100
                                                ============   ============


          7.   Income taxes:

                    The provision for income taxes for the years ended June
               30, 1997, 1996 and 1995 is for state income taxes currently due.

                    The tax provision differs from the amounts computed
               using the statutory federal income tax rate as follows:


                                           1997         1996         1995
                                          -------     --------    --------
               Tax expense (benefit) at
                statutory rate - federal    35%          35%        (35%)
               State tax expense (benefit)
                net of federal taxes        77           16           5

               Goodwill amortization         -            1           1
               Operating losses with no
                 current tax benefit
                 (current tax benefit)     (35)         (36)         34
                                          -------      --------    -------
               Tax expense at
                 actual rate                77%          16%          5%
                                          =======      ========    =======


                    Deferred income taxes reflect the net tax effects of
               temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets at June 30, 1997 and 1996 consist primarily of temporary differences from net operating loss carryforwards of approximately $2,351,000 and $2,767,000, respectively, and are fully reserved.

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    The Company has net operating loss (NOL) carryforwards
               for federal and state purposes available to offset future taxable income of approximately $6,186,000 as of June 30, 1997. These NOL carryforwards expire at various dates through June 30, 2009.


          8.  Commitments and contingencies:

               Operating leases:

                    The Company leases real property and personal property
               under various long-term operating leases and sublease agreements expiring at various dates through fiscal year 2002. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company's future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs at June 30, 1997 are summarized below:


                    Fiscal Year Ending            Lease
                          June 30,             Commitments
                    ------------------         -----------

                     1998                        $ 146,000
                     1999                          139,300
                     2000                          144,000
                     2001                          148,600
                     2002                           88,300
                                               -----------
               Total minimum payments required   $ 666,200
                                               ===========

                    Included in the lease commitments is a sublease
               commitment for $11,300 with Comtex, a related party, to occupy 660 square feet at its principal location in Alexandria, Virginia through April 30, 1998.

                    Rent expense, net of sublease income, included in the
               consolidated statements of operations is as follows:

                                           Rent
                         Period           Expense
                    ----------------    ----------
                    Fiscal Year 1997    $  114,600
                    Fiscal Year 1996    $  534,200
                    Fiscal Year 1995    $1,101,900

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          9. Sale of Assets - ART:

                    Effective December 1, 1995, ART sold substantially all
               of its assets (excluding accounts receivable as of the date of sale) for $365,000 and the assumption by the buyer of certain leases, agreements and contracts related to the ongoing performance of ART's litigation support operations for the U.S. Department of Justice. Both ART and the Company also agreed that for a period of 10 years, neither of them or any entity controlled by them would own, manage, operate or control, or participate in the ownership, management, operation or control of any entity providing litigation support services, including legal document coding. As a result of this transaction, the Company recorded a gain of $255,000 in the consolidated statement of operations in fiscal year 1996.


          10.  Sale of Assets - PEI:

                    Effective June 30, 1997, Hadron's wholly-owned
               subsidiary, SyCom Services, Inc. ("SyCom") entered into an agreement to sell the HeaTreat software products and certain related assets to Performance Engineering International Corp. ("PEI"), a newly formed company owned by former Hadron and SyCom executives.

                    SyCom received a ten percent interest in PEI's capital
               stock and two promissory notes, in the amounts of $2,000,000 and $38,400, respectively. In addition, SyCom agreed to invest $20,000 a month in PEI for a six month period beginning July 1, 1997.

                    Gain on the sale will be recognized for financial
               reporting purposes when cash flows of PEI are sufficient to fund its debt service or when the Company's investment in PEI can be readily converted to cash.

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          11.  Extraordinary item:

                    On September 14, 1994, the Company entered into a
               Settlement Agreement with the Federal Deposit Insurance Corporation ("FDIC") under which the Company paid the FDIC $1,100,000 as consideration for a complete release from all indebtedness to the FDIC. At the time of settlement, the Company owed the FDIC $3,905,100, consisting of a note payable of $3,706,000, net of cash collateral reserve of $25,000, and accrued interest of $224,100. In addition to the settlement itself, the Company incurred legal and other professional fees of $86,700 to consummate the settlement. Prior to this settlement the Company had been in default on its obligation to the FDIC.

                    The settlement with the FDIC resulted in an
               extraordinary gain of $2,718,400 in the consolidated statements of operations for the fiscal year ended June 30, 1995.

          12. Employee Savings Plan:

                    The Company sponsors a defined contribution savings
               plan under section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) plan are based upon a percentage of employee contributions. The Company's discretionary contributions to the Plan were $18,000, $19,000 and $18,000 for fiscal years 1997, 1996 and 1995, respectively.


          13. Stock Option Plan:

                    Under the Company's 1994 Stock Option Plan ("1994
               Plan"), up to 345,000 shares of its common stock may be issued to key employees, consultants and directors. The 1994 Plan provides for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options. The exercise price of the incentive stock options is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The options vest in three equal annual installments beginning with the date of grant. The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company's common stock on the date of grant.

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    In fiscal year 1997, an amendment to the 1994 Stock
               Option Plan was adopted to increase the number of shares reserved for issuance thereunder from 290,000 to 345,000. Information with respect to incentive and non-qualified stock options issued under the 1994 Amended Plan are as follows:

                                                  Incentive       Non-
                                                    Stock      Qualified
                                                   Option     Stock Option
                                                 -----------  ------------

                Outstanding at June 30, 1994          -            -
                     Granted                        183,500        12,500
                     Expired                        (13,000)
                                                 -----------  ------------
                Outstanding at June 30, 1995        170,500        12,500
                     Granted                         89,500        12,500
                     Expired                        (49,500)      (15,000)
                                                 -----------  ------------
                Outstanding at June 30, 1996        210,500        10,000
                     Granted                        112,500         5,000
                     Exercised                       (3,000)
                     Expired                        (19,500)
                                                 -----------  ------------
                Outstanding at June 30, 1997        300,500        15,000
                                                 ===========  ============
                Exercisable at end of year          203,831         9,998
                                                 ===========  ============
                Exercise price at June 30,1997   $.25 - $.90   $.25 - $.69

                Exercise price of shares
             exercised during fiscal year 1997          $.25


                    The weighted average exercise price of options
               outstanding at June 30, 1997 was $.49. The weighted average remaining contractual life of options outstanding at June 30, 1997 was 8.24 years. The weighted average fair value of options granted during 1997 and 1996 was $.44 and $.62, respectively.

                    During fiscal year 1997, the Company adopted the
               disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company s stock option plan been determined based upon the fair value at the grant date for

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company s net income/(loss) in fiscal years 1997 and 1996 would have been approximately $(19,100) and $154,900, or $(.01) and $.10 per share, respectively. The effect of applying SFAS No. 123 on 1997 and 1996 pro forma net income/loss as stated above is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

                    The fair value of each option grant is estimated on the
               date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of 1.11; expected life of the option term of 7 to 9 years and risk-free interest rate of 6.9% for the years 1997 and 1996.

                    Because SFAS No. 123 is applicable only to options
               subsequent to December 31, 1994, its pro forma effect will not be fully reflected until later years.


          14.  Related party transactions:

                    AMASYS Corporation ("AMASYS"), a publicly held company
               as successor to Infotechnology, Inc., beneficially owns 202,739 shares, or 12%, of the Company's outstanding common stock. Dr. C.W. Gilluly is Chairman of the Board and Chief Executive Officer of the Company and of AMASYS. Dr. Gilluly has warrants to acquire beneficial ownership of 1,020,000 shares of common stock. Dr. Gilluly also owns options to acquire 60,000 shares of the Company's common stock. Exercise of Dr. Gilluly's warrants and options at a subsequent date may result in a change of control in the Company. Mr. Robert Lynch, an independent outside director of the Company, is also a director of AMASYS. Dr. Gilluly is also Chairman of the Board of Directors of Comtex Scientific Corporation ("Comtex"). AMASYS holds a majority interest in Comtex.

                    The Company routinely provides, or is provided with,
               corporate relations and other administrative services and headquarters space to or by, AMASYS and Comtex. Such services are not significant to the Company's operating activities or balance sheet.

                            HADRON, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          15. Statement of cash flows - supplemental disclosures:

                    During fiscal years 1997, 1996 and 1995, the Company
               paid income taxes of $40,000, $18,000 and $4,000,
               respectively. The Company also paid interest of $54,000, $142,000 and $221,000 during those same periods.


          16. Business Segment and Major Customers:

               Business Segment:

                    The Company operates predominantly in one industry
               segment, providing engineering, computer support services and other professional technical services.

               Major Customers:

                    Gross revenue from contracts and subcontracts with U.S.
               government agencies amounted to $9,101,000, $10,066,000 and $13,732,000, respectively, in fiscal years 1997, 1996 and 1995.

                    Revenues from one commercial customer totaled
               $7,424,000, $7,112,000 and $5,924,000 in the fiscal years
               1997, 1996 and 1995, respectively.

                    Revenues earned on sales to the Company's major
               customers are as follows:

                                        United States
                                        Department of        Commercial
                                     Defense      Justice    Customer
                                  -----------    --------- -----------
               Fiscal Year 1997   $ 7,508,000   $    8,000 $ 7,424,000
               Fiscal Year 1996     5,364,000    3,426,000   7,112,000
               Fiscal Year 1995     5,443,000    7,370,000   5,924,000

HADRON, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                           Additions
                                           -----------------
                              Balance at   Charged (Credited)   Charged to                      Balance
                              Beginning    to costs and        other accounts   Deductions      at end
        Description           of Period     expenses           (describe)       describe)      of Period


Year ended June 30, 1997
Accounts receivable         $   648,806   $  (114,637)       $   ---            375,345 <F1>   158,824
                              ==========    ==========        ===========      ========        =======

Year ended June 30, 1996
Accounts receivable         $   507,960   $   209,757        $    10,268 <F2>    79,179 <F3>   648,806
                              ==========    ==========        ===========      ========        =======


Year ended June 30, 1995
Accounts receivable         $   453,308   $   115,000        $   149,463 <F4>   209,811 <F5>   507,960
                              ==========    ==========        ==========       =========       =======

<F1>  Represents, primarily, the writeoff of uncollectible billed and unbilled receivables, rate variances and fee retentions.
<F2>  Represents charges of $10,268 to unbilled receivables to correct unbilled accounts receivable balances.
<F3>  Represents, primarily, the writeoff of uncollectible, fully reserved unbilled accounts receivable balances.
<F4>  Represents a charge of $122,051 to unbilled receivables to correct unbilled accounts receivable balances, a charge of $3,660 to miscellaneous expense and the collection of receivables previously written off in the amount of $23,750.
<F5>  Represents, primarily, the writeoff of uncollectible unbilled receivables, rate variances and fee retentions.
