Form 10-Q
period 1997-09-30
HADRON INC
filed 1997-11-14
CIK 44800

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997 or

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

As of November 12, 1997, 1,686,684 shares of the Common Stock of the registrant were outstanding.

                  HADRON, INC. AND SUBSIDIARIES
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at             3
                September 30, 1997 and June 30, 1997

               Consolidated Statements                    5
                of Operations for the Three Months Ended
                September 30, 1997 and 1996

               Consolidated Statements                    6
                of Cash Flows for the Three Months Ended
                September 30, 1997 and 1996

               Notes to Consolidated                      7
                Financial Statements

     Item 2.   Management's Discussion and Analysis       9
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 1.   Legal Proceedings                         11


SIGNATURES                                               12


HADRON, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                     SEPT. 30,       JUNE 30,
ASSETS                                 1997            1997
                                   -------------   ------------
                                    (Unaudited)
Current assets:
  Cash and cash equivalents         $    50,200     $    24,700
  Accounts receivable, net            2,161,700       2,312,100
  Note receivable                        77,100          90,200
  Prepaid expenses and other             28,400          20,600
                                      - - - - -       - - - - -

    Total current assets              2,317,400       2,447,600
                                      - - - - -       - - - - -

Fixed assets                             80,000          82,800
Note receivable                                           8,600
Investment in PEI and related notes
 receivable, net of
  deferred income of $2,000,000         166,400         158,400
Other                                     9,500          14,500
                                      - - - - -       - - - - -
    Total other assets                  255,900         264,300
                                      - - - - -       - - - - -

Total assets                       $  2,573,300    $  2,711,900
                                   ============    ============

               See Notes to Consolidated Financial Statements
                               (Unaudited)

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND JUNE 30, 1997
                                                    SEPT. 30,           JUNE 30,
LIABILITIES AND SHAREHOLDERS' DEFICIT                 1997               1997
                                                 --------------      -------------
                                                 (Unaudited)
Current liabilities
  Accounts payable                                $  1,244,400      $  1,402,300
  Note payable - line of credit                        155,300            17,300
  Other current liabilities                          1,641,400         1,933,800
                                                  - - - - - - -      - - - - - - -
    Total current liabilities                        3,041,100         3,353,400
                                                  - - - - - - -      - - - - - - -

Notes payable - related party                          120,000           120,000
Other                                                   50,300            49,300
                                                  - - - - - - -      - - - - - - -
    Total long-term liabilities                        170,300           169,300
                                                  - - - - - - -      - - - - - - -
Commitments and contingencies

    Total liabilities                                3,211,400         3,522,700
                                                  - - - - - - -      - - - - - - -
Shareholders' deficit:

Common stock $.02 par; authorized
20,000,000 shares;
issued and outstanding
  -  1,686,685 shares                                   33,800            33,800

Additional capital                                   9,302,800         9,302,800

Accumulated deficit                                 (9,974,700)      (10,147,400)
                                                  - - - - - - -      - - - - - - -
    Total shareholders' deficit                       (638,100)         (810,800)
                                                  - - - - - - -      - - - - - - -

Total liabilities and shareholders' deficit       $  2,573,300     $   2,711,900
                                                  =============    ===============

                See Notes to Consolidated Financial Statements
                               (Unaudited)

HADRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                  Three Months Ended
                                                     September 30,
                                                 1997             1996
                                             -------------    --------------
Revenues                                     $  4,895,000      $  3,774,500
                                             - - - - - - -     - - - - - - -
Operating costs and expenses:
  Costs of revenue                              4,188,600         3,232,400
  Development costs of HeaTreaT                                      88,100
  Selling, general and administrative             492,200           407,700
                                             - - - - - - -     - - - - - - -
Total operating costs and expenses              4,680,800         3,728,200
                                             - - - - - - -     - - - - - - -
Operating income                                  214,200            46,300
                                             - - - - - - -     - - - - - - -
Other expense:
  Interest expense (net)                          (21,500)          (10,200)
  Other expense                                    (2,800)          (13,800)
                                             - - - - - - -     - - - - - - -
Total other expense                               (24,300)          (24,000)
                                             - - - - - - -     - - - - - - -

Income before income taxes                        189,900            22,300

Provision for income taxes                         17,200             8,000
                                             - - - - - - -     - - - - - - -

Net income                                     $  172,700      $     14,300
                                             =============     =============

Per share data:

Net income                                     $      .07      $        .01
                                             =============     =============

Weighted average number of common shares and
   common stock equivalents outstanding
   during the period                            2,684,848         1,503,685
                                             =============     =============

See Notes to Consolidated Financial Statements
(Unaudited)


HADRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                             Three Months Ended
                                                                September 30,
                                                            1997              1996
                                                        ----------      -------------
Cash flows from operating activities:
  Net income                                            $  172,700      $     14,300
                                                        - - - - - -     - - - - - - -
Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation and amortization                            9,000            23,000
Changes in operating assets and liabilities:
    Accounts receivable                                    172,100           339,300
    Prepaid expenses and other                              (7,800)          (48,800)
    Other assets                                             5,000
    Restricted cash                                                           10,000
    Accounts payable                                      (157,900)         (187,900)
    Other current liabilities                             (292,400)          (76,600)
    Other long-term liabilities                              1,000             1,000
                                                        - - - - - -     - - - - - - -
      Total adjustments                                   (271,000)           60,000
                                                        - - - - - -     - - - - - - -
Net cash provided (used) by operating activities           (98,300)           74,300
                                                        - - - - - -     - - - - - - -
Cash flows from investing activities:
    Property additions                                      (6,200)          (28,300)
    Investment in PEI                                       (8,000)
                                                        - - - - - -     - - - - - - -
Net cash used by investing activities                      (14,200)          (28,300)
                                                        - - - - - -     - - - - - - -
Cash flows from financing activities:
    Proceeds of borrowings on bank and other loans         779,400
    Payments on bank and other loans                      (641,400)          (25,000)
                                                        - - - - - -     - - - - - - -
Net cash provided (used) by financing activities           138,000           (25,000)
                                                        - - - - - -     - - - - - - -
Net increase in cash and cash equivalents                   25,500            21,000

Cash and cash equivalents at beginning of period            24,700            33,900
                                                        - - - - - -     - - - - - - -

Cash and cash equivalents at end of period            $     50,200       $    54,900
                                                       ============     =============

See Notes to Consolidated Financial Statements
(Unaudited)

                         HADRON, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation

     The interim consolidated financial statements for Hadron, Inc. (the "Company") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997 ("1997 Form 10-K") filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to prior year amounts to conform to current year classifications.

     Income per share is based on the weighted average number of common shares outstanding during each quarter and common stock equivalents, if dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary earnings per share and fully diluted earnings per share for the periods presented has not yet been determined.

2.  Note Payable - Line of Credit

     In June 1997, the Company entered into a Line of Credit Agreement with Century National Bank pursuant to which Century National Bank provided the Company with a $800,000 line of credit facility through November 30, 1998, replacing a $300,000 facility set to expire in December 1997. Borrowings under the facility are personally guaranteed by Dr. Gilluly and his wife. The outstanding line of credit balance, bearing interest, payable monthly, at the prime rate plus two percent, is $155,300 as of September 30, 1997.

3.   Notes Payable - Related Party

     Certain members of the Company's management or Board of Directors (the "Investors"), each agreed to invest $24,000 in the Company in the form of five separate two-year promissory notes, the principal of which is convertible at $.60 per share at each of his or her respective option, into restricted shares of the Company's common stock. Such notes also provide that upon prepayment by the Company of principal outstanding under the notes, the Company shall issue to the note holder a warrant to acquire Common Stock at $.60 per share. The number of shares each warrant shall entitle the holder thereof to acquire shall equal the principal prepaid giving rise to the warrant divided by $.60. The Company and each of the Investors entered into an Investment Agreement dated June 20, 1997 setting forth the terms of his or her investment in the Company. The notes payable - related party, bearing interest, payable quarterly, at ten percent, remain at $120,000 as of September 30, 1997.

4.    Note Receivable

     In December 1996, the Company obtained a $148,606 note receivable from a commercial customer to satisfy an outstanding accounts receivable. Principal and interest at 10% is due in monthly installments of $8,000 with a final payment of $8,664 due July 15, 1998. At September 30, 1997, the Company has received its required monthly installments.

5.   Concentration of Business

     The Company provides a broad range of information technology management services to businesses and federal government agencies. Revenues from services performed under direct and indirect long-term contracts and subcontracts with government defense and intelligence agencies comprise the majority of the Company's business. The majority of the Company's technical and professional service business with governmental departments and agencies is obtained through competitive procurement and through "follow-up" services related to existing contracts. The Company maintains a primary commitment to its direct and indirect government clients and is also pursuing its program of business development targeted toward commercial operations.

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997
            TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996


     Revenues for the three months ended September 30, 1997 were approximately $4,895,000, a 30% increase from the prior year quarter. The increase was primarily attributable to growth on existing contracts with major government and commercial customers of both EISI and SyCom.

     Costs of revenue for the quarter ended September 30, 1997 were approximately $4,189,000, an increase of approximately 26%. The increase is due to the growth in EISI and SyCom contracts noted above, partially offset by the elimination of the HeaTreaT product development expenses of $88,000. Costs of revenue as a percentage of revenues were approximately 86% and 88% for the quarters ending September 30, 1997 and 1996, respectively. This 2% decrease is due to the elimination of the HeaTreaT expenditures.

     Selling, general and administrative expenses totaled approximately $492,000 for the September 30, 1997 quarter, compared with approximately $408,000 for the prior year period. The increase is primarily due to the Company's addition of key administrative personnel, coupled with the implementation of a profit-based employee incentive program, partially offset by the absence of HeaTreaT marketing costs of $63,000.

     The Company had an operating profit of $214,000 in the current quarter, compared to an operating profit of $46,000 in the corresponding prior period. This substantial increase is primarily attributable to the growth in EISI and SyCom coupled with the elimination of HeaTreaT expenses of $151,000.

     For the quarters ended September 30, 1997 and 1996, net interest and other expense remained unchanged.

     Net income was $173,000, compared to net income of approximately $14,000 in the prior year quarter. The increase resulted from the improved profitability of current operations, coupled with the elimination of HeaTreaT product costs.

CAPITAL RESOURCES AND LIQUIDITY

     The working capital deficit at September 30, 1997 decreased by approximately $182,000 from June 30, 1997. Substantial growth in existing contracts with EISI and SyCom, coupled with the elimination of the HeaTreaT expenditures, enabled the Company to utilize the retained profits to reduce its accounts payable obligations.

     The Company has a Line of Credit Agreement with Century National Bank which provides the Company with an $800,000 line of credit facility through November 30, 1998. The line of credit provides additional working capital availability to fund the Company's growth.

     For the quarter ended September 30, 1997, the Company earned net income of $173,000. The Company's ongoing operations are expected to generate profits and cashflow which will be utilized to reduce the working capital and shareholders' deficits. The Company does not anticipate substantial capital expenditures in the current fiscal year.

     The Company's operations are highly labor driven and profitability levels are largely determined by billable hours, which fluctuate from quarter to quarter. The first and fourth fiscal quarters are generally more profitable, primarily since there are fewer holidays, two and one, respectively. In contrast, second quarter profitability is adversely affected by four holidays and a client's five-day holiday shutdown in December. The third quarter results are impacted by three holidays and higher employment taxes.

     Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements contained herein. Such factors and risks include business conditions and growth in the information services, engineering services, software development and government contracting arenas and in the economy in general; competitive factors, such as the pressures toward consolidation of small government contracts into larger contracts awarded to major, multi-national corporations; the Company's ability to continue to recruit and retain highly skilled technical, managerial and sales/marketing personnel; and such other risks detailed from time to time in the Company's SEC reports.

Part II.  Other Information

Item 1.   Legal Proceedings

          No material legal proceedings are currently pending.


Item 6.   Exhibits and Reports.


(a)  Exhibits

Exhibit No.


10.1      Employment Agreement with George E. Fowler dated October 1, 1997.

10.2      Employment Agreement with Donald Jewell dated October 1, 1997.

11        Earnings per share computation


27        Financial Data Schedule


(b)  Reports on Form 8-K

     None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: November 14, 1997                      HADRON, INC.
                                             (Registrant)



By:/S/ C.W. Gilluly             By:/S/ Donald E. Ziegler
   C. W. Gilluly Ed.D.             Donald E. Ziegler
   Chief Executive Officer         Chief Financial Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Officer)