Form 10-Q
period 1997-12-31
HADRON INC
filed 1998-02-13
CIK 44800

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1997 or

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

As of February 9, 1998, 1,686,684 shares of the Common Stock of the registrant were outstanding.

                           HADRON, INC.
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at             3
                December 31, 1997 and June 30, 1997

               Consolidated Statements                    5
                of Operations for the Three and Six
                Months Ended December 31, 1997 and 1996

               Consolidated Statements of                 6
                Cash Flows for the Six Months Ended
                December 31, 1997 and 1996

               Notes to Consolidated                      7
                Financial Statements

     Item 2.   Management's Discussion and Analysis       9
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 1.   Legal Proceedings                         12

     Item 4.   Submission of Matters to a Vote of
                 Security Holders                        12

     Item 6.   Exhibits and Reports on Form 8-K          13


SIGNATURES                                               14

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND JUNE 30, 1997

                                                      DEC. 31,     JUNE 30,
ASSETS                                                  1997         1997
------                                             ------------  -----------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                        $    41,400  $    24,700
  Accounts receivable, net                           2,412,200    2,312,100
  Note receivable                                       54,800       90,200
  Prepaid expenses and other                            24,000       20,600
                                                     ----------   ----------

    Total current assets                             2,532,400    2,447,600
                                                     ----------   ----------

Fixed assets                                            87,300       82,800
Note receivable                                                       8,600
Investment in PEI and related notes receivable,
  net of deferred income of $2,000,000                 174,300      158,400
Other                                                    9,300       14,500
                                                     ----------   ----------
    Total other assets                                 270,900      264,300
                                                     ----------   ----------

Total assets                                       $ 2,803,300  $ 2,711,900
                                                   ===========  ===========

                     See Notes to Consolidated Financial Statements
                                     (Unaudited)

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND JUNE 30, 1997

                                                      DEC. 31,     JUNE 30,
LIABILITIES AND SHAREHOLDERS' DEFICIT                   1997         1997
                                                   -----------  -----------
                                                   (Unaudited)

 Current liabilities
  Accounts payable                                 $ 1,169,800  $ 1,402,300
  Note payable - line of credit                                      17,300
  Other current liabilities                          1,998,700    1,933,800
                                                     ----------   ----------
    Total current liabilities                        3,168,500    3,353,400
                                                     ----------   ----------

Notes payable - related party                          120,000      120,000
Other                                                   51,400       49,300
                                                     ----------   ----------
    Total long-term liabilities                        171,400      169,300
                                                     ----------   ----------
Commitments and contingencies

    Total liabilities                                3,339,900    3,522,700
                                                     ----------   ----------
Shareholders' deficit:

Common stock $.02 par; authorized 20,000,000
shares; issued and outstanding  -  1,686,684 shares     33,800       33,800

Additional capital                                   9,302,800    9,302,800

Accumulated deficit                                 (9,873,200) (10,147,400)
                                                     ----------   ----------
Total shareholders' deficit                           (536,600)    (810,800)
                                                     ----------   ----------

Total liabilities and shareholders' deficit        $ 2,803,300  $ 2,711,900
                                                   ============  ===========

                     See Notes to Consolidated Financial Statements
                                     (Unaudited)

    HADRON, INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                    Three Months Ended          Six Months Ended
                                                       December 31,                December 31,
                                                     1997          1996         1997         1996
                                                 ------------   ----------   ----------   -----------
    Revenues                                   $   5,170,100  $ 4,085,000  $10,065,100  $  7,859,500
                                                 ------------   ----------   ----------   -----------
    Operating costs and expenses:
      Costs of revenue                             4,522,900    3,568,200    8,711,500     6,800,600
      Development costs of HeaTreaT                               111,400                    199,500
      Selling, general and administrative            514,900      379,200    1,007,100       786,900
                                                 ------------   ----------   ----------   -----------
    Total operating costs and expenses             5,037,800    4,058,800    9,718,600     7,787,000
                                                 ------------   ----------   ----------   -----------
    Operating income                                 132,300       26,200      346,500        72,500
                                                 ------------   ----------   ----------   -----------
    Other expense:
      Interest expense, net                          (18,500)      (8,600)     (40,000)      (18,800)
      Other (expense) income                          (1,000)       2,000       (3,800)      (11,800)
                                                 ------------   ----------   ----------   -----------
    Total other expense                              (19,500)      (6,600)     (43,800)      (30,600)
                                                 ------------   ----------   ----------   -----------
    Income before income taxes                       112,800       19,600      302,700        41,900

    Provision for income taxes                        11,300        9,000       28,500        17,000
                                                 ------------   ----------   ----------   -----------

    Net income                                   $   101,500    $  10,600    $ 274,200    $   24,900
                                                 ============   ==========   ==========   ===========

    Per share data:

    Net income per share
      Basic                                      $       .06    $     .01    $     .16    $      .02
                                                 ============   ==========   ==========   ===========

      Diluted                                    $       .03    $     .01    $     .10    $      .02
                                                 ============   ==========   ==========   ===========


                           See Notes to Consolidated Financial Statements
                                              (Unaudited)

                                 HADRON, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996



                                                                 Six Months Ended
                                                                     December 31,
                                                                  1997        1998
                                                               ----------  ----------
         Cash flows from operating activities:
           Net income                                           $274,200     $24,900
                                                               ----------  ----------
         Adjustments to reconcile net income to net
           cash provided  (used) by operating activities:
             Depreciation and amortization                        19,000      43,700
             Provision for doubtful accounts, net                  3,700     (39,000)
             Other                                                               700
         Changes in operating assets and liabilities:
           Accounts receivable                                   (59,800)       (400)
           Prepaid expenses and other                             (3,400)     (1,200)
           Other assets                                            5,200      (9,100)
           Accounts payable                                     (232,500)   (153,600)
           Other current liabilities                              64,900     198,300
           Other long-term liabilities                             2,100       2,000
                                                               ----------  ----------
               Total adjustments                                (200,800)     41,400
                                                               ----------  ----------
         Net cash provided  by operating activities               73,400      66,300
                                                               ----------  ----------
         Cash flows from investing activities:
           Property additions                                    (23,500)    (39,800)
           Investment in PEI                                     (15,900)
                                                               ----------  ----------
         Net cash used in investing activities                   (39,400)    (39,800)
                                                               ----------  ----------
         Cash flows from financing activities:
           Proceeds of borrowings on bank and other loans        779,400
           Payments on bank and other loans                     (796,700)    (25,000)
                                                               ----------  ----------
         Net cash used by financing activities                   (17,300)    (25,000)
                                                               ----------  ----------
         Net increase in cash and cash equivalents                16,700       1,500

         Cash and cash equivalents at beginning of period         24,700      43,900
                                                               ----------  ----------
         Cash and cash equivalents at end of period              $41,400     $45,400
                                                               ==========  ==========

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which has been adopted as of December 31, 1997. The Company was required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options has been excluded. In calculating diluted earnings per share, the dilutive effect of options, warrants and convertible debt is considered.

2.  Note Payable - Line of Credit

     In June 1997, the Company entered into a Line of Credit Agreement with Century National Bank pursuant to which Century National Bank provided the Company with a $800,000 line of credit facility through November 30, 1998, replacing a $300,000 facility set to expire in December 1997. Borrowings under the facility are personally guaranteed by Dr. Gilluly and his wife. The line of credit bears interest, payable monthly, at the prime rate plus two percent. There were no borrowings under the facility at December 31, 1997.

3.  Notes Payable - Related Party

     Certain members of the Company's management or Board of Directors (the "Investors"), each agreed to invest $24,000 in the Company in the form of five separate two-year promissory notes, the principal of which is convertible at $.60 per share at each of his or her respective option, into restricted shares of the Company's Common Stock. Such notes also provide that upon prepayment by the Company of principal outstanding under the notes, the Company shall issue to the note holder a warrant to acquire Common Stock at $.60 per share. The number of shares each warrant shall entitle the holder thereof to acquire shall equal the principal prepaid giving rise to the warrant divided by $.60. The Company and each of the Investors entered into an Investment Agreement dated June 20, 1997 setting forth the terms of his or her investment in the Company. The notes payable - related party, bearing interest, payable quarterly, at ten percent, remain at $120,000 as of December 31, 1997.

4.  Note Receivable

     In December 1996, the Company obtained a $148,600 note receivable from a commercial customer to satisfy an outstanding accounts receivable. Principal and interest at 10% is due in monthly installments of $8,000 with a final payment of $8,700 due July 15, 1998. At December 31, 1997, the Company has received its required monthly installments.

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

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997
            TO THE THREE MONTHS ENDED DECEMBER 31, 1996


     Revenues for the three months ended December 31, 1997 were approximately $5,170,000, a 27% increase from the prior year quarter. The increase was primarily attributable to growth on existing contracts with major government and commercial customers of both EISI and SyCom.

     Costs of revenue for the quarter ended December 31, 1997 were approximately $4,523,000, an increase of approximately 23%. The increase is due to the growth in EISI and SyCom contracts noted above, partially offset by the elimination of the HeaTreaT product development expenses of $111,000. Costs of revenue as a percentage of revenues were approximately 87% and 90% for the quarters ending December 31, 1997 and 1996, respectively. This 3% decrease is due to the elimination of the HeaTreaT expenditures.

     Selling, general and administrative expenses totaled approximately $515,000 for the December 31, 1997 quarter, compared with approximately $379,000 for the prior year period. The increase is primarily due to the Company's addition of key administrative personnel, coupled with the implementation of a profit-based employee incentive program, partially offset by the absence of HeaTreaT marketing costs of $88,000.

     The Company had operating profit of $132,000 for the December 31, 1997 quarter, compared with approximately $26,000 for the prior year period. This substantial increase is primarily attributable to the growth in EISI and SyCom coupled with the elimination of HeaTreaT expenses of $199,000, partially offset by the Company's administrative improvements.

     For the quarter ended December 31, 1997, net interest expense increased approximately $10,000 from the prior period due to higher outstanding borrowings.

     Net income was $101,000, compared to net income of approximately $11,000 in the prior year quarter. The increase resulted from the improved profitability of current operations, coupled with the elimination of HeaTreaT product costs, partially offset by the Company's key personnel additions.

       COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997
          TO THE SIX MONTHS ENDED DECEMBER 31, 1996

     Revenues for the six months ended December 31, 1997 were approximately $10,065,000, a 28% increase from the prior year period. The increase was primarily attributable to growth on existing contracts with major government and commercial customers of both EISI and SyCom.

     Costs of revenue for the six months ended December 31, 1997 were approximately $8,711,000, an increase of approximately 24% from the prior year period. The increase is due to the growth in EISI and SyCom contracts noted above, partially offset by the elimination of the HeaTreaT product development expenses of $199,000. Costs of revenue as a percentage of revenues were approximately 87% and 89% for the periods ended December 31, 1997 and 1996, respectively. This 2% decrease is due to the elimination of the HeaTreaT expenditures.

     Selling, general and administrative expenses totaled approximately $1,007,000 for the December 31, 1997 quarter, compared with approximately $787,000 for the prior year period. The increase is primarily due to the company's addition of key administrative personnel, coupled with the implementation of a profit-based employee incentive program, partially offset by the absence of HeaTreaT marketing costs of $151,000.

     The Company had an operating profit of $347,000 in the current period, compared to an operating profit of $73,000 in the corresponding prior period. This substantial increase is primarily attributable to the growth in EISI and SyCom coupled with the elimination of HeaTreaT expenses of $350,000, partially offset by the administrative improvements noted above.

     For the six months ended December 31, 1997, net interest expense increased approximately $21,000 from the prior year period due to higher outstanding borrowings.

     Net income was $274,000, compared to net income of approximately $25,000 in the prior year period. The increase resulted from the improved profitability of current operations, coupled with the elimination of HeaTreaT product costs, partially offset by additions in administrative personnel and employee benefits.

CAPITAL RESOURCES AND LIQUIDITY

     The working capital deficit at December 31, 1997 decreased by approximately $270,000 from June 30, 1997. Substantial growth in existing contracts with EISI and SyCom, coupled with the elimination of the HeaTreaT expenditures, enabled the Company to utilize the retained profits to reduce its accounts payable obligations.

     The Company has a Line of Credit Agreement with Century National Bank which provides the Company with an $800,000 line of credit facility through November 30, 1998. The line of credit provides additional working capital availability to fund the Company's growth.

     For the six months ended December 31, 1997, the Company earned net income of $274,000. The Company's ongoing operations are expected to generate profits and cashflow which will be utilized to reduce the working capital and shareholders' deficits. The Company does not anticipate substantial capital expenditures in the current fiscal year.

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

     Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks that could cause results to differ materially form those anticipated by the statements contained herein. Such factors and risks include business conditions and growth in the information services, engineering services, software development and government contracting arenas and in the economy in general; competitive factors, such as the pressures toward consolidation of small government contracts into larger contracts awarded to major, multi-national corporations; the Company's ability to continue to recruit and retain highly skilled technical, managerial and sales/marketing personnel; and such other risks detailed from time to time in the Company's SEC reports.

Part II.    Other Information

Item 1.     Legal Proceedings

     No material legal proceedings are currently pending.

Item 4.  Submission of Matters to a Vote of Security Holders

                     a) The Company's Annual Meeting of Shareholders was held December 5, 1997.

                     a. At the Annual Meeting, the Company's shareholders reelected the Company's four directors, approved an amendment to the Company's 1994 Stock Option Plan to increase by 300,000 the shares reserved for issuance thereunder, approved the adoption of the Company's 1997 Employee Stock Purchase Plan, and ratified the appointment of Ernst & Young, LLP as the Company's independent accountants.

             The following votes were cast at the Annual Meeting with respect to each of the matters above:

    Directors:

                                             Votes     Abstentions and
          Director            Votes For      Withheld  Broker Non-Votes
          --------            ---------      --------  ----------------
          C.W. Gilluly        1,315,085      19,244           -
          William J. Howard   1,263,704      70,625           -
          Robert J. Lynch,Jr. 1,263,704      70,625           -
          John D. Sanders     1,263,714      70,615           -


     Amendment of 1994 Stock Option Plan:
                                        Abstentions and
       Votes For    Votes Against       Broker Non-Votes
       ---------    -------------       ----------------
         760,627        129,223               7,824

     Adoption of 1997 Employee Stock Purchase Plan:
                                        Abstentions and
       Votes For    Votes Against       Broker Non-Votes
       ---------    -------------       ----------------
         839,179         47,977              10,518

     Ratification of Appointment of Accountants:
                                        Abstentions and
       Votes For    Votes Against       Broker Non-Votes
       ---------    -------------       ----------------
       1,316,501         11,082               6,740

Item 6.   Exhibits and Reports.


     (a)  Exhibits

     Exhibit No.

     10.1      Employment Agreement with Donald E. Ziegler dated
               January 1, 1998.

     11        Earnings per share computation.

     27        Financial Data Schedule.


     (b)  Reports on Form 8-K

          None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: February 13, 1998         HADRON, INC.
                                (Registrant)



By:/S/ C.W. Gilluly             By:/S/ Donald E. Ziegler
   C. W. Gilluly Ed.D.             Donald E. Ziegler
   Chief Executive Officer         Chief Financial Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Officer)