Form 10-Q
period 1998-03-31
HADRON INC
filed 1998-05-13
CIK 44800

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998 or

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

As of May 8, 1998, 1,686,684 shares of the Common Stock of the registrant were outstanding.

                           HADRON, INC.
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at             3
                March 31, 1998 and June 30, 1997

               Consolidated Statements                    5
                of Operations for the Three and Nine
                Months Ended March 31, 1998 and 1997

               Consolidated Statements of                 6
                Cash Flows for the Nine Months Ended
                March 31, 1998 and 1997

               Notes to Consolidated                      7
                Financial Statements

     Item 2.   Management's Discussion and Analysis       9
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 6.   Exhibits and Reports on Form 8-K          13


SIGNATURES                                               14

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND JUNE 30, 1997


                                                            MARCH 31,       JUNE 30,
     ASSETS                                                   1998           1997
                                                         ------------   -------------
                                                          (Unaudited)

     Current assets:
       Cash and cash equivalents                         $     32,100   $     24,700
       Accounts receivable, net                             2,881,100      2,312,100
       Note receivable                                         32,000         90,200
       Prepaid expenses and other                              19,500         20,600
                                                          ------------   ------------

         Total current assets                               2,964,700      2,447,600
                                                          ------------   ------------

     Fixed assets                                              87,500         82,800
     Note receivable                                                           8,600
     Investment in PEI and related notes receivable,
       net of deferred income of $2,000,000                   174,300        158,400
     Other                                                      9,300         14,500
                                                          ------------   ------------
         Total other assets                                   271,100        264,300
                                                          ------------   ------------

     Total assets                                        $  3,235,800   $  2,711,900
                                                          ============   ============



See Notes to Consolidated Financial Statements
(Unaudited)

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND JUNE 30, 1997



                                                            MARCH 31,       JUNE 30,
     LIABILITIES AND SHAREHOLDERS' DEFICIT                    1998           1997
                                                          ------------   ------------
                                                          (Unaudited)
     Current liabilities
       Accounts payable                                  $    855,000   $  1,402,300
       Note payable - line of credit                                          17,300
       Other current liabilities                            2,512,600      1,933,800
                                                          ------------   ------------
         Total current liabilities                          3,367,600      3,353,400
                                                          ------------   ------------

     Notes payable - related party                            120,000        120,000
     Other                                                     52,400         49,300
                                                          ------------   ------------
         Total long-term liabilities                          172,400        169,300
                                                          ------------   ------------
     Commitments and contingencies

         Total liabilities                                  3,540,000      3,522,700
                                                          ------------   ------------
     Shareholders' deficit:

     Common stock $.02 par; authorized 20,000,000 shares;
     issued and outstanding  -  1,686,684 shares               33,800         33,800

     Additional capital                                     9,302,800      9,302,800

     Accumulated deficit                                   (9,640,800)   (10,147,400)
                                                          ------------   ------------
         Total shareholders' deficit                         (304,200)      (810,800)
                                                          ------------   ------------

     Total liabilities and shareholders' deficit         $  3,235,800   $  2,711,900
                                                          ============   ============

See Notes to Consolidated Financial Statements
(Unaudited)

    HADRON, INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                     Three Months Ended          Nine Months Ended
                                                          March 31,                   March 31,
                                                          ---------                   ---------
                                                     1998          1997          1998           1997
                                                 ------------  ------------  ------------   ------------

    Revenues                                    $  5,411,600  $  4,294,000  $ 15,476,700   $ 12,153,500
                                                 ------------  ------------  ------------   ------------
    Operating costs and expenses:
      Costs of revenue                             4,587,400     3,711,300    13,298,900     10,511,900
      Development costs of HeaTreaT                                231,800                      431,300
      Selling, general and administrative            573,200       379,500     1,580,300      1,166,400
                                                 ------------  ------------  ------------   ------------
    Total operating costs and expenses             5,160,600     4,322,600    14,879,200     12,109,600
                                                 ------------  ------------  ------------   ------------
    Operating income (loss)                          251,000       (28,600)      597,500         43,900
                                                 ------------  ------------  ------------   ------------
    Other expense:
      Interest expense, net                           (5,500)      (10,800)      (45,500)       (29,600)
      Other income (expense)                           1,900        (5,900)       (1,900)       (17,700)
                                                 ------------  ------------  ------------   ------------
    Total other expense                               (3,600)      (16,700)      (47,400)       (47,300)
                                                 ------------  ------------  ------------   ------------
    Income (loss) before income taxes                247,400       (45,300)      550,100         (3,400)

    Provision for income taxes                        15,000        12,000        43,500         29,000
                                                 ------------  ------------  ------------   ------------
    Net income (loss)                           $    232,400  $    (57,300) $    506,600   $    (32,400)
                                                 ============  ============  ============   ============
    Per share data:

    Net income (loss) per share
      Basic                                     $         .14 $       (.03) $         .30  $       (.02)
                                                 ============  ============  ============   ============

      Diluted                                   $         .08 $       (.03) $         .18  $       (.02)
                                                 ============  ============  ============   ============

    Weighted average number of shares
      Basic                                       1,686,684      1,506,685    1,686,684       1,506,018
                                                 ============  ============  ============   ============

      Diluted                                     2,988,143      1,506,685    2,885,567       1,506,018
                                                 ============  ============  ============   ============

  See Notes to Consolidated Financial Statements
  (Unaudited)

           HADRON, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                     Nine Months Ended
                                                                         March 31,
                                                                         --------
                                                                    1998          1997
                                                               ------------  ------------
         Cash flows from operating activities:
           Net income (loss)                                      $506,600      ($32,400)
                                                               ------------  ------------
         Adjustments to reconcile net income to net
           cash provided  (used) by operating activities:
             Depreciation and amortization                          23,800        57,600
             Provision for doubtful accounts, net                                (75,600)
             Other                                                                   700
         Changes in operating assets and liabilities:
           Accounts receivable                                    (502,200)      (21,500)
           Prepaid expenses and other                                1,100        19,600
           Other assets                                              5,200       (10,800)
           Accounts payable                                       (547,300)     (163,500)
           Other current liabilities                               578,800        13,400
           Other long-term liabilities                               3,100         3,000
                                                               ------------  ------------
               Total adjustments                                  (437,500)     (177,100)
                                                               ------------  ------------
         Net cash provided (used) by operating activities           69,100      (209,500)
                                                               ------------  ------------
         Cash flows from investing activities:
           Property additions                                      (28,500)      (59,700)
           Investment in PEI                                       (15,900)
                                                               ------------  ------------
         Net cash used in investing activities                     (44,400)      (59,700)
                                                               ------------  ------------
         Cash flows from financing activities:
           Proceeds of borrowings on bank and other loans          779,400       296,600
           Payments on bank and other loans                       (796,700)      (25,000)
                                                               ------------  ------------
         Net cash provided (used) by financing activities          (17,300)      271,600
                                                               ------------  ------------
         Net increase in cash and cash equivalents                   7,400         2,400

         Cash and cash equivalents at beginning of period           24,700        43,900
                                                               ------------  ------------
         Cash and cash equivalents at end of period                $32,100       $46,300
                                                               ============  ============

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

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, the Company will make the necessary changes to comply with the provisions of each statement and restate all prior periods presented. The Company does not expect the adoption of these statements to have a material impact on the Company's financial condition or results of operations.

2.  Note Payable - Line of Credit

     In June 1997, the Company entered into a Line of Credit Agreement with Century National Bank pursuant to which Century National Bank provided the Company with a $800,000 line of credit facility through November 30, 1998, replacing a $300,000 facility set to expire in December 1997. Borrowings under the facility are personally guaranteed by Dr. Gilluly and his wife. The line of credit bears interest, payable monthly, at the prime rate plus two percent. There were no borrowings under the facility at March 31, 1998.

3.  Notes Payable - Related Party

     Certain members of the Company's management or Board of Directors (the "Investors"), each agreed to invest $24,000 in the Company in the form of five separate two-year promissory notes, the principal of which is convertible at $.60 per share, at each of his or her respective option, into restricted shares of the Company's Common Stock. Such notes also provide that upon prepayment by the Company of principal outstanding under the notes, the Company shall issue to the note holder a warrant to acquire Common Stock at $.60 per share. The number of shares each warrant shall entitle the holder thereof to acquire shall equal the principal prepaid giving rise to the warrant divided by $.60. The notes payable - related party bear interest, payable quarterly, at ten percent per annum.

4.  Note Receivable

     In December 1996, the Company obtained a $148,600 note receivable from a commercial customer to satisfy an outstanding accounts receivable. Principal and interest at 10% is due in monthly installments of $8,000 with a final payment of $8,700 due July 15, 1998. At March 31, 1998, the Company has received its required monthly installments.

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

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998
            TO THE THREE MONTHS ENDED MARCH 31, 1997


     Revenues for the three months ended March 31, 1998 were approximately $5,412,000, a 26% increase from the prior year quarter. The increase was primarily attributable to growth on existing contracts with major government and commercial customers of both EISI and SyCom.

     Costs of revenue for the quarter ended March 31, 1998 were approximately $4,587,000, an increase of approximately 16%. The increase is due to the growth in EISI and SyCom contracts noted above, partially offset by the elimination of the HeaTreaT product development expenses of $232,000. Costs of revenue as a percentage of revenues were approximately 85% and 92% for the quarters ending March 31, 1998 and 1997, respectively. This 7% decrease is primarily due to the elimination of the HeaTreaT expenditures.

     Selling, general and administrative expenses totaled approximately $573,000 for the March 31, 1998 quarter, compared with approximately $379,000 for the prior year period. The increase is primarily due to the Company's addition of key administrative personnel, coupled with the implementation of a profit-based employee incentive program, partially offset by the absence of HeaTreaT marketing costs of $81,000.

     The Company had operating profit of $251,000 for the March
31, 1998 quarter, compared with a loss of approximately $29,000 for the prior year period. This substantial increase is primarily attributable to the growth in EISI and SyCom, coupled with the elimination of HeaTreaT expenses of $313,000.

          Net income was $232,000, compared to a net loss of approximately $57,000 in the prior year quarter. The increase resulted primarily from the improved profitability of current operations, coupled with the elimination of HeaTreaT product costs.

      COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1998
          TO THE NINE MONTHS ENDED MARCH 31, 1997

     Revenues for the nine months ended March 31, 1998 were approximately $15,477,000, a 27% increase from the prior year period. The increase was primarily attributable to growth on existing contracts with major government and commercial customers of both EISI and SyCom.

     Costs of revenue for the nine months ended March 31, 1998 were approximately $13,299,000, an increase of approximately 22% from the prior year period. The increase is due to the growth in EISI and SyCom contracts noted above, partially offset by the elimination of the HeaTreaT product development expenses of $431,000. Costs of revenue as a percentage of revenues were approximately 86% and 90% for the periods ended March 31, 1998 and 1997, respectively. This 4% decrease is due to the elimination of the HeaTreaT expenditures.

     Selling, general and administrative expenses totaled approximately $1,580,000 for the nine months ended March 31, 1998, compared with approximately $1,166,000 for the prior year period. The increase is primarily due to the company's addition of key administrative personnel, coupled with the implementation of a profit-based employee incentive program, partially offset by the absence of HeaTreaT marketing costs of $232,000.

     The Company had an operating profit of $598,000 in the current period, compared to an operating profit of $44,000 in the corresponding prior period. This substantial increase is primarily attributable to the growth in EISI and SyCom, coupled with the elimination of HeaTreaT expenses of $663,000, partially offset by the increased general and administrative expenses noted above.

     For the nine months ended March 31, 1998, net interest expense increased approximately $16,000 from the prior year period due to higher outstanding borrowings.

     Net income was $507,000, compared to a net loss of approximately $32,000 in the prior year period. The increase resulted from the improved profitability of current operations, coupled with the elimination of HeaTreaT product costs, partially offset by additions in administrative personnel and employee benefits.

CAPITAL RESOURCES AND LIQUIDITY

     The working capital deficit at March 31, 1998 decreased by approximately $503,000 from June 30, 1997. Substantial growth in existing contracts with EISI and SyCom, coupled with the elimination of the HeaTreaT expenditures, enabled the Company to utilize the retained profits to fund working capital requirements.

     The Company has a Line of Credit Agreement with Century National Bank which provides the Company with an $800,000 line of credit facility through November 30, 1998. The line of credit provides additional working capital availability to fund the Company's growth.

     For the nine months ended March 31, 1998, the Company earned net income of $507,000. The Company's ongoing operations are expected to generate profits and cashflow which will be utilized to reduce the working capital and shareholders' deficits. The Company does not anticipate substantial capital expenditures in the current fiscal year.

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

Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, resulting in a possible system failure or miscalculations causing disruptions of operations.

     The Company has completed a internal review and assessment of the impact of the Year 2000 issue upon its operating and financial and accounting systems. At this time, the Company believes that the Year 2000 issue will not pose significant operational problems or costs.





Part II.    Other Information

Items 1-5.

     None.

Item 6.   Exhibits and Reports.


     (a)  Exhibits

     Exhibit No.

     11        Earnings per share computation.

     27.1      Financial Data Schedule.

     27.2      Financial Data Schedule.

     27.3      Financial Data Schedule.


     (b)  Reports on Form 8-K

          None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


 Date: May 13, 1998         HADRON, INC.
                                (Registrant)



 By:/S/ C.W. Gilluly             By:/S/ Donald E. Ziegler
    C. W. Gilluly Ed.D.             Donald E. Ziegler
    Chief Executive Officer         Chief Financial Officer
      and Chairman                    (Principal Financial
      (Principal Executive Officer)    Officer and Principal
                                       Accounting Officer)