Form 10-K405
period 1998-06-30
HADRON INC
filed 1998-09-25
CIK 44800

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998
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

        Yes   X                           No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 23, 1998, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $2,780,094.

As of September 23, 1998, 1,736,584 shares of the common stock of the registrant were outstanding.

                              PART I


Item 1.    Business


Introduction

 Hadron, Inc. ("Hadron" or the "Company") provides a broad range of information, management and technical services to businesses and federal government agencies. The Company specializes in the areas of trusted/secure computer systems, computer systems support and intelligent weapons systems. The Company was incorporated in New York in 1964.

Operations

 The Company's ongoing operations are formally structured along the business lines of its two main subsidiaries, although there is considerable cooperation and interaction between the subsidiaries. Descriptions of the operations of the subsidiaries follow.

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

 EISI supports the DoD environment with UNIX systems installation and administration and development of large-scale integrated database applications on distributed workstations in a client-server architecture. EISI also provides a variety of cost-effective engineering services.

 EISI has been a long-term provider of software and hardware expertise to The Johns Hopkins University Applied Physics Laboratory ("APL"), located near Baltimore, Maryland. EISI's business with APL constitutes approximately 48% of the revenues of the Company. EISI staff are instrumental in the design and development of multi-platform analysis, simulation, communications, and decision support systems for APL. EISI applications developed for APL help ensure the accuracy and readiness of a number of U.S. Navy defense systems that are deployed in global operations today.

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

 SyCom has particular expertise in the development of real-time and embedded software engineering for systems such as civilian and military radars, airspace management systems, signal analysis and specialized database systems. SyCom also provides software support, including software documentation, document management and imaging. SyCom's business from Northrop Grumman constitutes approximately 43% of the revenues of the Company.

General Information

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

 The revenues of EISI accounted for 57%, 55% and 36% of the Company's total consolidated revenues for the fiscal years 1998, 1997 and 1996, respectively. During the same fiscal years, SyCom's revenues respectively accounted for 43%, 44% and 43% of consolidated revenues. During fiscal year 1996, revenues from a former operation accounted for 20% of the Company's total consolidated revenues.

 The Company's backlog of orders believed to be firm as of
June 30, 1998 approximates $15 million, which the Company expects will be filled during fiscal 1999. As of June 30, 1997, the Company had approximately $14 million in firm backlog orders. Included in the firm backlog approximation are estimates of amounts the Company anticipates receiving under government contracts, some of which are indefinite delivery, indefinite quantity contracts, under which services are provided as ordered
by the government.   Not included in the backlog approximation
are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

 As of June 30, 1998, the Company (including its subsidiaries) employed approximately 240 people. The Company's employees are not members of any union, and employee relations are believed by management to be generally good.

 Raw materials, patents, licenses, trademarks, franchises and concessions are not materially important to the conduct of the Company's business and the Company's business is not seasonal.


Government Procurement

 The Company is heavily dependent on the DoD, as well as other U.S. governmental agencies, for contract work. Contracts and subcontracts with the DoD produced approximately 48% of the Company's total revenues during fiscal year 1998. The Company's other U.S. government contracts and subcontracts produced approximately 7% of the Company's total revenues during fiscal year 1998. Contracts with the U.S. Government are subject to audit by the Defense Contract Audit Agency.

 The Company has been a contractor or subcontractor with the DoD continuously since 1973 with periodic renewals. During this time, neither the Company nor its subsidiaries have experienced any material adjustment of profits under these contracts; however, no assurance can be given that the DoD will not seek and obtain an adjustment of profits in the future. All U.S. government contracts contain clauses which allow for the termination of contracts at the convenience of the U.S. government.

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


Recent Developments

 Effective June 30, 1997, SyCom entered into an agreement to sell the HeaTreaT software products and certain related assets to Performance Engineering International Corp. ("PEI"), a newly formed company owned by former Hadron and SyCom executives.
SyCom received a ten percent interest in PEI's capital stock and two promissory notes, in the amounts of $2,000,000 and $38,400, respectively. In addition, SyCom agreed to invest $20,000 a month in PEI for a six month period beginning July 1, 1997. The divestiture of the HeaTreaT software products eliminated Hadron's continuing new product expenses.

 During fiscal year 1998, PEI ceased operations. In accordance with the terms of the agreement, the HeaTreaT assets reverted to SyCom. The Company has retained a third party to pursue the sale of these assets, which have a carrying value of $135,900 at June 30, 1998.

 In December 1995, the Company's Acumenics Research &
Technology, Inc. subsidiary (now named "ART Holdings Corporation" or "ART") sold substantially all its assets and certain liabilities related to the ongoing performance of its litigation support operations and effected (in April 1996) a novation of its contract with the U.S. Department of Justice to the buyer.


Item 2.    Properties

 The Company owns no real estate. As of June 30, 1998, the Company leased or sub-leased a total of 9,991 square feet of office space, plus approximately 660 square feet at its corporate headquarters location in Alexandria, Virginia. These leases expire between April 1999 and February 2002. (See Note 9 of the Notes to Consolidated Financial Statements.)

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

 The range of high and low bid quotations for the Common
Stock, as reported by the National Quotation Bureau, for each quarterly period during the fiscal years ended June 30, 1998 and June 30, 1997 is shown below:


Fiscal Year Ended June 30, 1998                High     Low
                                             -------   --------
     First Quarter
     (7/1 to 9/30/97)                        1  5/32      7/8
     Second Quarter
     (10/1 to 12/31/97)                      2 11/16    1 5/32
     Third Quarter
     (1/1 to 3/31/98)                          2 1/8    1 11/16
     Fourth Quarter
     (4/1 to 6/30/98)                         2 5/16    1 3/4


Fiscal Year Ended June 30, 1997                High     Low
                                             -------  --------
     First Quarter
     (7/1 to 9/30/96)                          13/16      5/8
     Second Quarter
     (10/1 to 12/31/96)                          7/8    11/16
     Third Quarter
     (1/1 to 3/31/97)                         1 1/16    11/16
     Fourth Quarter
     (4/1 to 6/30/97)                            7/8    11/16


     As of September 23, 1998, there were approximately 3,842 shareholders of record of the Company's Common Stock.

     No cash dividends were paid during the past two fiscal years, and none are expected to be declared during fiscal year
1999.

Item 6.  Selected Financial Data

                                                  Fiscal Year Ended
                                                         June 30
                                    1998      1997              1996          1995           1994
                                  --------  --------          --------      --------       --------
                                      (In Thousands,except per share amounts)
Total Revenues                    $21,134   $16,988           $18,306       $20,534        $18,536
Operating Income (Loss)               888       128                59          (161)        (3,799)
Interest Expense, net of
 Interest income                       56        84               132           217            287
Income (Loss)
 before income taxes &
 extraordinary item                   819        57               194          (436)        (4,104)
Income (Loss)
 before extraordinary item            761        13               162          (460)        (4,109)
Extraordinary item -
 gain on retirement
 of debt                                                                      2,718
Net Income (Loss)                     761        13               162         2,258         (4,109)
Income (Loss) per share
 of Common Stock:
Per share data:
 Income (Loss) before
 extraordinary item
 Basic                                .45       .01               .11          (.31)         (2.75)
 Diluted                              .26       .01               .11          (.31)         (2.75)
Extraordinary item - gain on
 retirement of debt                                                            1.82
Net Income (Loss)
 Basic                                .45       .01               .11          1.51          (2.75)
 Diluted                              .26       .01               .11          1.51          (2.75)
At Period End:
Total Assets                        3,507     2,712             2,874         4,373          5,088
Long-term Liabilities                  53       169               320           341            440
Working Capital (Deficit)            (186)     (906)             (654)         (978)        (3,541)
Shareholders' Equity
 (Deficit)                             22      (811)             (869)       (1,047)        (3,306)


Item 7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations


                     Results of Operations
        Comparison Of Fiscal Year 1998 To Fiscal Year 1997

 Revenues for the fiscal year ended June 30, 1998 were approximately $21,134,000, a 24% increase from the prior fiscal year. The increase was primarily attributable to growth on existing contracts with major government and commercial customers of both EISI and SyCom.

 Costs of revenue for the fiscal year ended June 30, 1998
were approximately $18,118,000, an increase of approximately 19% from the prior fiscal year. The increase is due to the growth in EISI and SyCom contracts noted above, partially offset by the elimination of the HeaTreaT product development expenses of $599,000. Costs of revenue as a percentage of revenues were approximately 86% and 90% for the fiscal years ended June 30, 1998 and 1997, respectively. This 4% decrease is due primarily to the elimination of the HeaTreaT expenditures.

 Selling, general and administrative expenses totaled approximately $2,128,000 for the fiscal year ended June 30, 1998, compared with approximately $1,610,000 for the prior fiscal year. The increase is primarily due to the Company's addition of key administrative personnel, coupled with the implementation of a profit-based employee incentive program, partially offset by the absence of HeaTreaT marketing costs of $248,000.

 The Company had an operating profit of $888,000 in the current fiscal year, compared to an operating profit of $128,000 in the prior fiscal year. This substantial increase is primarily attributable to the growth in EISI and SyCom, coupled with the elimination of HeaTreaT expenses of $847,000, partially offset by the increased general and administrative expenses noted above.

 For the twelve months ended June 30, 1998, net interest expense decreased approximately $28,000 from the prior year period due to decreases in the Company's average debt outstanding during the year.

 Net income was approximately $761,000, compared to net income of approximately $13,000 in the prior year. The increase resulted primarily from the improved profitability of current operations, coupled with the elimination of HeaTreaT product costs.

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

 The Company generated approximately $128,000 of operating income during the fiscal year ended June 30, 1997 compared to operating income of approximately $59,000 for the fiscal year ended June 30, 1996, an increase of approximately $69,000. The improvement is attributable to EISI and SyCom growth, cost containment efforts and the absence of ART operating losses of $64,000. During fiscal year 1997, the Company spent approximately $847,000 on the continuing development and marketing of its HeaTreaT software product.

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

                Capital Resources and Liquidity

 The working capital deficit at June 30, 1998 decreased by approximately $720,000 from June 30, 1997. Substantial growth in existing contracts with EISI and SyCom, coupled with the elimination of the HeaTreaT expenditures, enabled the Company to generate the retained profits to fund working capital requirements.

 The Company has a Line of Credit Agreement with Century
National Bank which provides the Company with an $800,000 line of credit facility through November 30, 1998. The line of credit provides additional working capital availability to fund the Company's growth. The Company is currently investigating increasing and extending the line of credit facility and expects to execute a new agreement with a bank prior to November.

 For the twelve months ended June 30, 1998, the Company earned net income of approximately $761,000. The Company's ongoing operations are expected to generate profits and cashflow which will be utilized to improve the working capital and grow shareholders' equity. The Company does not anticipate substantial capital expenditures in fiscal year 1999.

                        Year 2000 Issue

 The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, resulting in possible system failure or miscalculations causing disruptions of operations.

 The Company has completed an internal review and assessment of the impact of the Year 2000 issue upon its operating, financial and accounting systems. At this time, the Company believes that, with respect to its internal systems, the Year 2000 issue will not pose any significant operational problems or costs. The Company has commenced a program to access the impact of the Year 2000 issue with respect to the Company's major vendors and customers. Letters will be sent requesting detailed, written information concerning existing or anticipated Year 2000 compliance by their systems, insofar as the operating systems relate to the Company's business activities with such parties. The Company expects to receive replies by December 31, 1998, and will update its assessment of any impact at that time.

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

                             PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K.

(a) (1)  Financial Statements                                 Page

Report of Independent Accountants                              F-1

Consolidated Balance Sheets as of June 30, 1998 and 1997       F-2

Consolidated Statements of Operations for the fiscal
 years ended June 30, 1998, 1997, and 1996                     F-4

Consolidated Statements of Shareholders' Equity (Deficit)
 for the fiscal years ended June 30, 1998, 1997, and 1996      F-5

Consolidated Statements of Cash Flows for the
 fiscal years ended June 30, 1998, 1997, and 1996              F-6

Notes to Consolidated Financial Statements                     F-7

(a) (2)  Financial Statement Schedules

Schedule II: Valuation and qualifying accounts and
               reserves                                       F-22


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

  3.2 Certificate of Amendment of Certificate of
      Incorporation of Hadron, Inc. dated August 12, 1993
      (incorporated by reference to the Company's Annual
      Report on Form 10-K for the fiscal year ended June 30,
      1993).

  3.3 Amended and Restated Bylaws (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

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

 10.3 Hadron, Inc. 1994 Employee Stock Option Plan, As
      Amended (incorporated by reference to the Company's
      Proxy Statement dated October 28, 1994).

 10.4 Hadron, Inc. 1997 Employee Stock Purchase Plan
      (incorporated by reference to the Company's Proxy
      Statement dated October 28,1997).

 10.5 Sublease, dated June 12, 1996, between the Company and
      COMTEX SCIENTIFIC CORPORATION, for the property occupied by the Company in Alexandria, Virginia
      (incorporated by reference to the Company's Annual
      Report on Form 10-K for the fiscal year ended June 30,
      1996).

 10.6 $225,000 Third Amended and Restated Convertible
      Promissory Note in favor of C.W. Gilluly, dated April
      21, 1997 (incorporated by referenced to the Company's
      Quarterly Report on Form 10-Q for the quarter ended
      March 31, 1997).

 10.7 Form of Stock Purchase Warrant issuable in connection with repayment of the Third Amended and Restated
      Convertible Promissory Note (incorporated by referenced to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

 10.8 Note Purchase Agreement among C.W. Gilluly, Hadron,
      Inc., Engineering and Information Services, Inc. and
      SyCom Services, Inc., George E. Fowler, S. Amber
      Gordon, Donald Jewell, J.Anthony Vidal and Donald
      Ziegler dated April 21, 1997 (incorporated by referenced to the Company's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1997).

 10.9 Amended Stock Purchase Warrant granted to C.W. Gilluly and dated December 31, 1996 (incorporated by referenced to the Company's Current Report on Form 8-K filed July
      23, 1997).

10.10 Stock Purchase Warrant granted to C.W. Gilluly and dated June 2, 1997 (incorporated by referenced to the Company's Current Report on Form 8-K filed July 23,
      1997).

10.11 $800,000 Promissory Note in favor of Century National
      Bank dated June 25, 1997 (incorporated by referenced to the Company's Current Report on Form 8-K filed July 23,
      1997).

10.12 $800,000 Business Loan Agreement in favor of Century
      National Bank dated June 25, 1997 (incorporated by referenced to the Company's Current Report on Form 8-K filed July 23, 1997).

10.13 Form of $24,000 Convertible Promissory Note issued in favor of each of George E. Fowler, S. Amber Gordon, Donald E. Jewell, Robert J. Lynch Jr. and Donald E. Ziegler, dated June 20, 1997 (incorporated by referenced to the Company's Current Report on Form 8-K filed July 23, 1997).

10.15 Investment Agreement among Hadron, Inc. and George E.
      Fowler, S. Amber Gordon, Donald E. Jewell, Robert J.
      Lynch Jr. and Donald E. Ziegler, dated June 20, 1997
      (incorporated by referenced to the Company's Current
      Report on Form 8-K filed July 23, 1997).

10.16 Asset Purchase Agreement among SyCom Services, Inc. and
      Performance Engineering International Corp. dated June
      30, 1997 (incorporated by referenced to the Company's
      Current Report on Form 8-K filed July 25, 1997).

10.17 Employment Agreement with S. Amber Gordon dated June
      10, 1997 (incorporated by reference to the Company's
      Annual  Report on Form 10-K for the fiscal year ended
      June 30, 1997).

10.18 Employment Agreement with George E. Fowler dated July
      1, 1998.

10.19 Employment Agreement with Donald Jewell dated July 1,
      1998.

10.20 Employment Agreement with Donald E. Ziegler dated July
      1, 1998.

10.21 Employment Agreement with C.W. Gilluly dated July 1,
      1998.

21    Subsidiaries of the Company.

24.1 Consent of Independent Auditors.

27   Financial Data Schedule.

                           SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 1998          HADRON, INC.


By:/S/ C. W. GILLULY             By: /S/ DONALD E. ZIEGLER
   C. W. Gilluly                   Donald E. Ziegler
   Chief Executive Officer         Chief Financial Officer
    and Chairman                     (Principal Financial
    (Principal Executive Officer)     Officer and Principal
                                      Accounting Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature                Title          Date



/S/ C.W. Gilluly              Chairman        September 25, 1998
C.W. Gilluly


/S/ William J. Howard         Director        September 25, 1998
William J. Howard


/S/ Robert J. Lynch, Jr.      Director        September 25, 1998
Robert J. Lynch, Jr.


/S/ John D. Sanders           Director        September 25, 1998
John D. Sanders

                REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders


We have audited the accompanying consolidated balance sheets of Hadron, Inc. and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hadron, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG, L.L.P.

Vienna, Virginia
August 28, 1998

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND JUNE 30, 1997


                                                           JUNE 30,     JUNE 30,
     ASSETS                                                  1998         1997
     ------                                              ----------   ----------
     Current assets:
       Cash and cash equivalents                         $   60,500   $   24,700
       Accounts receivable, net                           3,143,900    2,312,100
       Note receivable                                        8,600       90,200
       Prepaid expenses and other                            32,500       20,600
                                                          ----------   ----------

         Total current assets                             3,245,500    2,447,600
                                                          ----------   ----------

     Fixed assets                                           116,300       82,800
     Note receivable                                                       8,600
     Investment in PEI                                                   158,400
     Assets held for resale                                 135,900
     Other                                                    9,300       14,500
                                                          ----------   ----------
         Total other assets                                 261,500      264,300
                                                          ----------   ----------

     Total assets                                        $3,507,000   $2,711,900
                                                         ===========  ===========


See Notes to Consolidated Financial Statements

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND JUNE 30, 1997

                                                                 JUNE 30,     JUNE 30,
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                1998         1997
     ----------------------------------------------            ----------   ----------
     Current liabilities
       Accounts payable                                        $  948,900   $  1,402,300
       Note payable - line of credit                               80,000         17,300
       Notes payable - related party                              120,000
       Other current liabilities                                2,282,700      1,933,800
                                                                ----------   -----------
         Total current liabilities                              3,431,600      3,353,400
                                                                ----------   -----------

     Notes payable - related party                                               120,000
     Other                                                         53,400         49,300
                                                                ----------   -----------
         Total long-term liabilities                               53,400        169,300
                                                                ----------   -----------

     Total liabilities                                          3,485,000      3,522,700
                                                                ----------   -----------
     Shareholders' equity (deficit):

     Common stock $.02 par; authorized 20,000,000 shares;
     issued and outstanding  -  June 30, 1998, 1,731,956
     shares, and  June 30, 1997, 1,686,685                         34,700         33,800

     Additional capital                                         9,374,100      9,302,800

     Accumulated deficit                                       (9,386,800)   (10,147,400)
                                                                ----------   -----------
         Total shareholders' equity (deficit)                      22,000       (810,800)
                                                                ----------   -----------
     Total liabilities and shareholders' equity (deficit)      $3,507,000   $  2,711,900
                                                               ===========  ============


See Notes to Consolidated Financial Statements

              HADRON, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                              1998         1997         1996
                                           -----------  -----------  -----------
Revenues                                  $21,133,900  $16,987,700  $18,305,600
                                           -----------  -----------  -----------
Operating costs and expenses:
  Costs of revenue                         18,118,100   14,650,600   15,937,200
  Development  costs of HeaTreaT                           598,900
  Selling, general and administrative       2,127,500    1,610,300    2,309,200
                                           -----------  -----------  -----------
Total operating costs and expenses         20,245,600   16,859,800   18,246,400
                                           -----------  -----------  -----------
Operating income                              888,300      127,900       59,200
                                           -----------  -----------  -----------
Other income (expense):
  Interest income                               5,500        8,100       11,000
  Interest expense                            (61,700)     (92,600)    (143,000)
  Gain on sale of assets                                                255,500
  Other income (expense)                      (13,000)      13,500       10,900
                                           -----------  -----------  -----------
Total other income (expense)                  (69,200)     (71,000)     134,400
                                           -----------  -----------  -----------

Income before income taxes                    819,100       56,900      193,600

Provision for income taxes                     58,500       44,000       31,900
                                           -----------  -----------  -----------

Net income                                $   760,600  $    12,900  $   161,700
                                           ============ ============ ===========

Per share data:

Net income per share
  Basic                                   $        .45 $        .01 $        .11
                                           ============ ============ ===========
  Diluted                                 $        .26 $        .01 $        .11
                                           ============ ============ ===========

Weighted average number of shares
  Basic                                     1,686,808    1,529,519    1,501,841
                                           ============ ============ ===========
  Diluted                                   2,990,897    1,535,074    1,501,841
                                           ============ ============ ===========


See Notes to Consolidated Financial Statements


HADRON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------
                                            Common Stock
                                            -----------        Additional     Accumulated
                                          Shares    Amount       Capital        Deficit       Total
                                        --------- ----------   -----------  -------------  ------------

Balance - June 30, 1995                 1,492,625    $29,800    $9,244,800  ($10,322,000)  ($1,047,400)

 Shares issued to officers, directors,
 and consultants                           11,060        200        16,000                      16,200

 Net income                                                                      161,700       161,700
                                        ---------   ---------   ----------  ------------   ------------
Balance - June 30, 1996                 1,503,685     30,000     9,260,800   (10,160,300)    (869,500)

 Shares issued to officers who
 exercised warrants                       183,000      3,800        42,000                     45,800

 Net income                                                                      12,900        12,900
                                        ---------   ---------   ----------  -----------    ------------
Balance - June 30, 1997                 1,686,685     33,800     9,302,800  (10,147,400)     (810,800)

 Shares purchased pursuant
 to the Employee Stock Purchase Plan       45,271        900        71,300                     72,200

 Net income                                                                      760,600      760,600
                                        ---------   ---------   ----------  -------------   ------------
Balance - June 30, 1998                 1,731,956    $34,700    $9,374,100   ($9,386,800)     $22,000
                                        =========   =========   ==========   ============   ============


 See Notes to Consolidated Financial Statements

                  HADRON, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996
---------------------------------------------------------------------------------------

                                                                    1998        1997        1996
                                                                 ----------- ----------- -----------
Cash flows from operating activities:
  Net income                                                    $   760,600   $  12,900   $ 161,700
                                                                    --------    -------     -------
Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation and amortization                                    34,500      73,800     119,300
    Provision for doubtful accounts receivable                                 (114,600)    209,800
    Gain on sale of assets                                                                 (255,500)
    Other                                                                                    16,300
Changes in operating assets and liabilities:
    Accounts and notes receivable                                  (741,600)    384,200     418,200
    Prepaid expenses and other                                      (11,900)     24,600     (14,000)
    Other assets                                                      5,200     (10,600)     48,700
    Accounts payable                                               (453,400)   (419,200)   (294,400)
    Other current liabilities                                       348,900     211,700    (312,500)
    Change in assets and liabilities attributable to asset sale                             (17,300)
    Other long-term liabilities                                       4,100       4,000       4,100
                                                                     --------    -------     -------
      Total adjustments                                            (814,200)    153,900     (77,300)
                                                                     --------    -------     -------
Net cash provided (used) by operating activities                    (53,600)    166,800      84,400
                                                                     --------    -------     -------
Cash flows from investing activities:
    Proceeds from sale of assets                                                            365,700
    Property additions                                              (29,600)    (94,100)   (103,500)
    Investment in PEI                                               (15,900)
                                                                     --------    -------     -------
Net cash provided (used) by investing activities                    (45,500)    (94,100)    262,200
                                                                     --------    -------     -------
Cash flows from financing activities:
    Proceeds of borrowings on bank and other loans                  796,700     711,900
    Proceeds of stock warrants exercised                                         45,800
    Proceeds of employee stock purchases                             72,200
    Proceeds of convertible promissory notes                                    120,000
    Payments on bank and other loans                               (734,000)   (969,600) (1,073,300)
                                                                     --------    -------     -------
Net cash provided (used) by financing activities                    134,900     (91,900) (1,073,300)
                                                                     --------    -------     -------
Net increase (decrease) in cash and cash equivalent                  35,800     (19,200)   (726,700)

Cash and cash equivalents at beginning of year                       24,700      43,900     770,600
                                                                     --------    -------     -------

Cash and cash equivalents at end of year                        $    60,500    $ 24,700    $ 43,900
                                                                   ==========  ==========  ==========

See Notes to Consolidated Financial Statements

1. The Company:

          Hadron, Inc. ("Hadron" or the "Company") provides a broad range of information, management and technical services to businesses and federal government agencies. The Company specializes in the areas of trusted/secure computer systems, computer systems support and intelligent weapons systems.

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

     B.  Risks and uncertainties:

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents principally in two United States commercial banks. Cash in excess of daily requirements is invested by the banks in one-day repurchase agreements of securities of United States Government agencies. To date, the Company has not incurred losses related to cash and cash equivalents.

          The Company's accounts receivable consist principally
     of accounts receivable from prime contractors to agencies and departments of the United States Government. The Company extends credit in the normal course of operations and does not require collateral from its customers.

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

          Maintenance and repairs are charged to expense as incurred, and the cost of additions and betterment are capitalized. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

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

     G.  Stock-based compensation:

          The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly recognizes no compensation expense for the stock option grants.

     H.  Recent pronouncements:

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which has been adopted as of December 31, 1997. The Company was required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options has been excluded. In calculating diluted earnings per share, the dilutive effect of options, warrants and convertible debt is considered.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Comprehensive Income", and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, the Company will make the necessary changes to comply with the provisions of each statement. The Company des not expect the adoption of these statements to have a material impact on the Company's financial condition or results of operations.

     I.  Reclassifications:

          Certain fiscal year 1997 and 1996 amounts have been reclassified to conform to the fiscal year 1998 presentation.

3.   Accounts receivable:

     The components of accounts receivable are as follows:

                                                      June 30,
                                            --------------------------
                                                  1998         1997
                                            ---------------  -----------
     Trade accounts receivable:
     U.S. Government:
     Amounts billed                           $  1,170,600  $   538,300
     Recoverable costs and
       profits - not billed                        793,300      857,600
                                            ---------------  -----------
       Total                                     1,963,900    1,395,900
                                            ---------------  -----------

     Commercial, state and local
      governments:
     Amounts billed                              1,015,700     806,200
     Recoverable costs and
      profits - not billed                         374,100     268,800
                                            ---------------  -----------
         Total                                   1,389,800   1,075,000
                                            ---------------  -----------
     Total accounts receivable                   3,353,700   2,470,900

     Less allowance for doubtful
      accounts                                    (209,800)   (158,800)
                                            --------------- ------------
     Total accounts receivable, net             $3,143,900  $2,312,100
                                            ==============  =============

          The amount of customer retentions included in U.S.
     Government accounts receivable-not billed is $17,500 and $23,400 at June 30, 1998 and 1997, respectively.

          Unbilled accounts receivable can be invoiced upon completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government agencies, upon completion of federal government overhead audits and upon final approval of design plans for engineering services.

4.  Fixed assets:

          The components of fixed assets are as follows:

                                                        June 30,
                                              --------------------------
                                                   1998        1997
                                              ------------ -------------
     Computer hardware and
       software                                $   400,500 $   337,600
     Office equipment                              136,700     131,600
                                              ------------ -------------
     Total fixed assets                            537,200     469,200

     Less accumulated depreciation
       and amortization                          ( 420,900) (  386,400)
                                              ------------ -------------
     Total fixed assets, net                  $    116,300  $   82,800
                                              ============ =============

          During fiscal year 1997, the Company removed from service fixed assets with a cost basis of approximately
     $432,000.

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

          In June 1997, the Company entered into a Line of Credit Agreement with Century National Bank pursuant to which Century National Bank provided the Company with a $800,000 line of credit facility through November 30, 1998, replacing a $300,000 facility set to expire in December 1997. Borrowings under the facility bear interest at the prime rate plus two percent and are personally guaranteed by Dr. Gilluly and his wife. Century National Bank and the Company agreed that, in addition to providing working capital, the line of credit would be used to fund the Company's prepayment on June 2, 1997 of its $225,000 Promissory Note to Dr. Gilluly. Under the terms of the original Promissory Note dated October 21, 1993, which had been extended and amended as of April 21, 1997, the Company issued 900,000 warrants, which expire on October 21, 2003, to Dr. Gilluly to acquire the Company's common stock ("Common Stock") at $.25 per share.

          The Company was indebted in the approximate amount of $288,000 to a vendor under the terms of a November 1, 1996 promissory note secured by certain assets. In order to facilitate the bank line of credit, the vendor agreed to accept $250,000 in full satisfaction of the promissory note. Such payment was made in June 1997.

          Century National Bank and the Company determined that payment of such amount to the vendor would reduce the Company's available working capital to a level below that which each contemplated the Company would have as a result of the line of credit. As a consequence, certain members of the Company's management or Board of Directors (the "Investors") each agreed to invest $24,000 in the Company in the form of five separate two-year promissory notes, the principal of which is convertible at $.60 per share at each of his or her respective option, into restricted shares of the Company's common stock. Such notes also provide that upon prepayment by the Company of principal outstanding under the notes, the Company shall issue to the note holder a warrant to acquire Common Stock at $.60 per share. The number of shares each warrant shall entitle the holder thereof to acquire shall equal the principal prepaid giving rise to the warrant divided by $.60. The Company and each of the Investors entered into an Investment Agreement dated June 20, 1997 setting forth the terms of his or her investment in the Company.

6.    Other current liabilities:

          Other current liabilities include the following major classifications:
                                                       June 30,
                                               ------------------------
                                                   1998        1997
                                               ----------- ------------
     Payroll and related taxes                 $   850,800 $   635,000
     Accrued vacation                              498,900     398,000
     Accrued bonuses                               159,200      94,600
     Self-insured medical expense                  275,700     223,000
     Due to subcontractors                         134,900     122,400
     Other                                         363,200     460,800
                                               ----------- ------------
     Total                                     $ 2,282,700 $ 1,933,800
                                               =========== ============

7.   Net income per share:

          The following table sets forth the computation of basic and diluted earnings per share:

                                            1998         1997        1996
                                         ---------- -----------   -----------
 Numerator:
  Net Income                             $  760,600  $   12,900   $ 161,700

 Effect of dilutive securities:
  Convertible debt                           12,000         300
                                         ---------- -----------   -----------
 Numerator for diluted earnings
  per share - income available
  to common shareholders after
  assumed conversion                     $  772,600  $   13,200   $ 161,700
                                         ========== ===========   ===========
  Denominator:
  Denominator for basic
   earnings per share:
   weighted average shares
   outstanding                            1,686,808   1,529,519   1,501,841

  Effect of dilutive securities:
   Warrants                                 855,064
   Employee stock options                   249,025
   Convertible debt                         200,000       5,555
                                         ---------- -----------   -----------
 Denominator for diluted
  earnings per share                      2,990,897   1,535,074   1,501,841
                                         ========== ===========   ===========
 Basic earnings per share                 $     .45   $     .01   $     .11
                                         ========== ===========   ===========
 Diluted earnings per share               $     .26   $     .01   $     .11
                                         ========== ===========   ===========

     Shares issuable upon the exercise of stock options or warrants have been excluded from the computation for 1997 and 1996 because the effect of their inclusion would be anti-dilutive.

8.   Income taxes:

          The provision for income taxes for the years ended June
     30, 1998, 1997 and 1996 is for state income taxes currently due.

          The tax provision differs from the amounts computed using the statutory federal income tax rate as follows:

                                          1998        1997          1996
                                         ------      -------       -------
     Tax expense at
      statutory rate - federal              35%          35%          35%
     State tax expense
      net of federal taxes                   7           77           16

     Goodwill amortization                                             1
     Operating losses with no
       current tax benefit
       (current tax benefit)               (35)         (35)         (36)
                                         ------      -------       -------
      Tax expense at
       actual rate                           7%          77%          16%
                                         ======      =======       =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets at June 30, 1998 and 1997 consist primarily of temporary differences from net operating loss carryforwards of approximately $1,920,000 and $2,351,000, respectively, and are fully reserved.

         The Company has net operating loss (NOL) carryforwards for federal and state purposes available to offset future taxable income of approximately $4,800,000 as of June 30, 1998. These NOL carryforwards expire at various dates through June 30, 2009.

9.  Commitments and contingencies:

     Operating leases:

          The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through fiscal year 2002. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company's future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs at June 30, 1998 are summarized below:

          Fiscal Year Ending                     Lease
                June 30,                      Commitments
          ------------------                  ------------
           1999                                 $ 151,000
           2000                                   144,000
           2001                                   148,600
           2002                                    88,300
                                              -----------
     Total minimum payments required            $ 531,900
                                              ===========

          Included in the lease commitments is a sublease commitment for $11,700 with Comtex, a related party, to occupy 660 square feet at its principal location in Alexandria, Virginia through April 30, 1999.

          Rent expense, net of sublease income, included in the consolidated statements of operations is as follows:

                                Rent
               Period          Expense
          ----------------   ----------
          Fiscal Year 1998   $  141,800
          Fiscal Year 1997   $  114,600
          Fiscal Year 1996   $  534,200

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

10.   Sale of assets - ART:

          Effective December 1, 1995, ART sold substantially all of its assets (excluding accounts receivable as of the date of sale) for $365,000 and the assumption by the buyer of certain leases, agreements and contracts related to the ongoing performance of ART's litigation support operations for the U.S. Department of Justice. Both ART and the Company also agreed that for a period of 10 years, neither of them or any entity controlled by them would own, manage, operate or control, or participate in the ownership, management, operation or control of any entity providing litigation support services, including legal document coding. As a result of this transaction, the Company recorded a gain of $255,500 in the consolidated statement of operations in fiscal year 1996.

11.  Sale of assets - PEI:

          Effective June 30, 1997, Hadron's wholly-owned subsidiary, SyCom Services, Inc. ("SyCom") entered into an agreement to sell the HeaTreaT software products and certain related assets to Performance Engineering International Corp. ("PEI"), a newly formed company owned by former Hadron and SyCom executives.

          SyCom received a ten percent interest in PEI's capital stock and two promissory notes, in the amounts of $2,000,000 and $38,400, respectively. In addition, SyCom agreed to invest $20,000 a month in PEI for a six month period beginning July 1, 1997. The divestiture of the HeatTreaT software products eliminated Hadron's continuing new product expenses.

          During fiscal year 1998, PEI ceased operations. In accordance with the terms of the agreement, the HeaTreaT assets reverted to SyCom. The Company has retained a third party to pursue the sale of these assets, which have a carrying value of $135,900 at June 30, 1998.

12. Employee savings plan:

          The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) plan are based upon a percentage of employee contributions. During 1998, the matching contribution ceiling per employee was increased
     from $125 to $1,000.   The Company's discretionary
     contributions to the Plan were $101,500, $18,000 and $19,000 for fiscal years 1998, 1997 and 1996, respectively.

13. Stock option plan:

          Under the Company's 1994 Stock Option Plan, as amended, (the "Plan"), shares of its common stock may be issued to key employees, consultants and directors. In fiscal year 1998, an amendment to the 1994 Stock Option Plan was adopted to increase the number of shares reserved for issuance thereunder from 345,000 to 645,000. The Plan provides for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options. The exercise price of the incentive stock options is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The options vest in three equal annual installments beginning with the date of grant. The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company's common stock on the date of grant.

           Information with respect to incentive and non-qualified stock options issued under the Plan is as follows:

                               1998                      1997                  1996
                        ------------------------  -------------------- -------------------
                                        Weighted              Weighted            Weighted
                                        Average               Average             Average
                        Shares          Price     Shares      Price    Shares     Price
Outstanding at
 beginning of year       315,500         $ .49    220,500     $ .36     183,000   $ .25
Granted                   87,100           .98    117,500       .73     102,000     .50
Exercised                                          (3,000)      .25
Expired                  (4,532)           .88    (19,500)      .35     (64,500)    .39
                        ------------------------  -------------------- -------------------
Outstanding at
 end of year            398,068          $ .59    315,500     $ .49     220,500   $ .36
                        ========================  ==================== ===================
Options exercisable
 at year-end            305,374          $ .50    213,829     $ .39     121,164   $ .30

Weighted average
fair value of
options granted
during the year          $ .94                    $  .44                 $  .62

          The weighted average remaining contractual life of options outstanding at June 30, 1998 was 7.7 years. The range of exercise prices of options outstanding at June 30, 1998 was $.25 to $1.92.

         During fiscal year 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Compensation" (SFAS No. 123). Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income/(loss) in fiscal years 1998, 1997 and 1996 would have been approximately $700,200, $(19,100) and $154,900, or $.25, $(.01) and $.10 per share on a diluted basis, respectively. The effect of applying SFAS No. 123 on 1998, 1997 and 1996 pro forma net income/loss as stated above is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of 1.11 to 1.22; expected life of the option term of 7 to 10 years and risk-free interest rate of 5.5% to 6.9% for the years 1998, 1997 and 1996.


14.  Employee stock purchase plan

          In December 1997, shareholders approved the Hadron, Inc. 1997 Employee Stock Purchase Plan (the "Plan"). The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. The Plan is non-compensatory as defined by APB 25. Under the terms of the Plan, individual employees may pay up to $10,000 for the purchase of the Company's common shares at 85% of the determined market price. During fiscal year 1998, employees paid approximately $72,000 for the purchase of common stock under the Plan.

15.  Related party transactions:

          AMASYS Corporation ("AMASYS"), a publicly held company as successor to Infotechnology, Inc., beneficially owns 202,739 shares, or 12%, of the Company's outstanding common stock. Dr. C.W. Gilluly is Chairman of the Board and Chief Executive Officer of the Company and of AMASYS. Dr. Gilluly has warrants to acquire beneficial ownership of 1,020,000 shares of common stock. Dr. Gilluly also owns options to acquire 72,000 shares of the Company's common stock. Exercise of Dr. Gilluly's warrants and options at a subsequent date may result in a change of control in the Company. Mr. Robert Lynch, an independent outside director of the Company, is also a director of AMASYS. Dr. Gilluly is also Chairman of the Board of Directors of Comtex Scientific Corporation ("Comtex"). AMASYS holds a majority interest in Comtex.

          The Company routinely provides, or is provided with, corporate relations and other administrative services and headquarters space to or by, AMASYS and Comtex. Such services are not significant to the Company's operating activities or balance sheet.

16. Statement of cash flows - supplemental disclosures:

          During fiscal years 1998, 1997 and 1996, the Company paid income taxes of $76,000, $40,000 and $18,000, respectively. The Company paid interest of $55,000, $54,000 and $142,000 during those same periods.

17. Business segment and major customers:

     Business segment:

          The Company operates predominantly in one industry segment, providing engineering, computer support services and other professional technical services.

     Major customers:

          Gross revenue from contracts and subcontracts with U.S.
     government agencies amounted to $11,628,000, $9,101,000 and $10,066,000, respectively, in fiscal years 1998, 1997 and 1996.

          Revenues from one commercial customer totaled
     $9,067,000, $7,424,000 and $7,112,000 in the fiscal years
     1998, 1997 and 1996, respectively.

          Revenues earned on sales to the Company's major customers are as follows:
                                      United States
                                      Department of
                                 ------------------------   Commercial
                                     Defense     Justice    Customer
                                 ------------  ---------- ------------
     Fiscal Year 1998             $10,242,000  $          $ 9,067,000
     Fiscal Year 1997               7,508,000       8,000   7,424,000
     Fiscal Year 1996               5,364,000   3,426,000   7,112,000

HADRON, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                               Additions
                                             ------------
                                             Charged
                             Balance at    (Credited)    Charged to                          Balance at
                            Beginning of  to costs and  Other accounts     Deductions          end of
       DESCRIPTION             Period       expenses     (describe)        (describe)          Period
-------------------------   ------------  ------------  ------------      ------------      ------------
Year ended June 30, 1998
Accounts receivable       $     158,824   $    --       $    50,942 <F1>  $    --            $   209,766
                            ============  ============  ============      ============      ============
Year ended June 30, 1997
Accounts receivable       $     648,806   $  (114,637)  $    --           $   375,345 <F2>   $   158,824
                            ============  ============  ============      ============      ============
Year ended June 30, 1996
Accounts receivable       $     507,960   $   209,757   $    10,268 <F3>  $    79,179 <F4>   $   648,806
                            ============  ============  ============      ============      ============



<F1>  Represents, primarily, the billing and subsequent collection of accounts receivable in excess of their book value.
<F2>  Represents, primarily, the writeoff of uncollectible billed and unbilled receivables, rate variances and fee retentions.
<F3>  Represents charges to unbilled receivables to correct unbilled account receivable balances.
<F4>  Represents, primarily, charges to unbilled receivables to reserve unbilled accounts receivable balance.

