Form 10-Q
period 1998-09-30
HADRON INC
filed 1998-11-13
CIK 44800

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998 or

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

As of November 9, 1998, 1,736,621 shares of the Common Stock of the registrant were outstanding.

                          HADRON, INC.
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at             3
                September 30, 1998 and June 30, 1998

               Consolidated Statements                    5
                of Operations for the Three Months Ended
                September 30, 1998 and 1997

               Consolidated Statements                    6
                of Cash Flows for the Three Months Ended
                September 30, 1998 and 1997

               Notes to Consolidated                      7
                Financial Statements

     Item 2.   Management's Discussion and Analysis      10
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 6.   Exhibits and Reports on Form 8-K          13


SIGNATURES                                               14

                               HADRON, INC.
                       CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND JUNE 30, 1998

                                                          SEPT. 30,     JUNE 30,
     ASSETS                                                  1998         1998
                                                         ----------   ----------
                                                          (Unaudited)
     Current assets:
       Cash and cash equivalents                         $   53,800   $   60,500
       Accounts receivable, net                           2,875,200    3,143,900
       Note receivable                                                     8,600
       Prepaid expenses and other                            40,600       32,500
                                                         ----------   ----------

         Total current assets                             2,969,600    3,245,500
                                                         ----------   ----------

     Fixed assets                                           123,400      116,300
     Assets held for resale                                 135,900      135,900
     Other                                                   12,600        9,300
                                                         ----------   ----------
         Total other assets                                 271,900      261,500
                                                         ----------   ----------

     Total assets                                        $3,241,500   $3,507,000
                                                         ==========   ==========


See Notes to Consolidated Financial Statements
(Unaudited)

                                   HADRON, INC.
                           CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1998 AND JUNE 30, 1998

                                                          SEPT. 30,     JUNE 30,
     LIABILITIES AND SHAREHOLDERS' EQUITY                    1998         1998
                                                         -----------  ----------
                                                          (Unaudited)
     Current liabilities:
       Accounts payable                                  $  748,700   $  948,900
       Note payable - line of credit                                      80,000
       Notes payable - related party                        120,000      120,000
       Other current liabilities                          2,176,800    2,282,700
                                                         -----------  ----------
         Total current liabilities                        3,045,500    3,431,600
                                                         -----------  ----------

     Other                                                   54,400       53,400
                                                         -----------  ----------
         Total long-term liabilities                         54,400       53,400
                                                         -----------  ----------

     Total liabilities                                    3,099,900    3,485,000
                                                         -----------  ----------
     Shareholders' equity:

     Common stock $.02 par; authorized
     20,000,000 shares;
     issued and outstanding  -
     September 30, 1998, 1,736,621 shares,
     and June 30, 1998, 1,731,956 shares                     34,800       34,700
     Additional capital                                   9,377,600    9,374,100
     Accumulated deficit                                 (9,270,800)  (9,386,800)
                                                         -----------  ----------
     Total shareholders' equity                             141,600       22,000
                                                         -----------  ----------

     Total liabilities and shareholders' equity          $3,241,500   $3,507,000
                                                         ==========   ==========

See Notes to Consolidated Financial Statements
(Unaudited)

                 HADRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 Three Months Ended
                                                     September 30,
                                                   1998          1997
                                               -----------   -----------
Revenues                                       $ 4,964,000   $ 4,895,000
                                               -----------   -----------
Operating costs and expenses:
  Costs of revenue                               4,378,000     4,188,600
  Selling, general and administrative              451,300       492,200
                                               -----------   -----------
Total operating costs and expenses               4,829,300     4,680,800
                                               -----------   -----------
Operating income                                   134,700       214,200
                                               -----------   -----------
Other expense:
  Interest expense (net)                            (5,300)      (21,500)
  Other expense                                     (2,500)       (2,800)
                                               -----------   -----------
Total other expense                                 (7,800)      (24,300)
                                               -----------   -----------

Income  before income taxes                        126,900       189,900

Provision for income taxes                          10,900        17,200
                                               -----------   -----------

Net income                                     $   116,000   $   172,700
                                               ===========   ===========

Per share data:

Net income per share
  Basic                                        $      .07    $       .10
                                               ===========   ===========
  Diluted                                      $      .04    $       .07
                                               ===========   ===========
Weighted average number of shares
  Basic                                          1,736,621     1,686,684
                                               ===========   ===========
  Diluted                                        3,099,434     2,664,952
                                               ===========   ===========

See Notes to Consolidated Financial Statements
                 (Unaudited)

                   HADRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                     Three Months Ended
                                                         September 30,
                                                      1998          1997
                                                  -----------  ------------
Cash flows from operating activities:
  Net income                                      $   116,000  $    172,700
                                                  -----------  ------------
Adjustments to reconcile net income to net
    cash provided (used) by operating
    activities:
    Depreciation and amortization                      10,100         9,000
Changes in operating assets and liabilities:
    Accounts and notes receivable                     277,200       172,100
    Prepaid expenses and other                         (8,100)       (7,800)
    Other assets                                       (3,200)        5,000
    Accounts payable                                 (200,200)     (157,900)
    Other current liabilities                        (105,800)     (292,400)
    Other long-term liabilities                         1,000         1,000
                                                  -----------  ------------
      Total adjustments                               (29,000)     (271,000)
                                                  -----------  ------------
Net cash provided (used) by operating
    activities                                         87,000       (98,300)
                                                  -----------  ------------
Cash flows from investing activities:
    Property additions                                (17,200)       (6,200)
    Investment in PEI                                                (8,000)
                                                  -----------  ------------
Net cash used by investing activities                 (17,200)      (14,200)
                                                  -----------  ------------
Cash flows from financing activities:
    Proceeds of borrowings on bank
      and other loans                                 120,000       779,400
    Proceeds of stock options exercised                 3,500
    Payments on bank and other loans                 (200,000)     (641,400)
                                                  -----------  ------------
Net cash provided (used) by financing
    activities                                        (76,500)      138,000
                                                  -----------  ------------
Net increase (decrease) in cash and
    cash equivalent                                    (6,700)       25,500

Cash and cash equivalents at beginning of period       60,500        24,700
                                                  -----------  ------------

Cash and cash equivalents at end of period        $    53,800  $     50,200
                                                  ===========  ============

  See Notes to Consolidated Financial Statements
                   (Unaudited)

                          HADRON, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation

     The interim consolidated financial statements for Hadron, Inc. (the "Company") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998 ("1998 Form 10-K") filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to prior year amounts to conform to current year classifications.

     As of July 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. Non-owner changes in shareholders' equity that have not been included in net income are to be included in comprehensive income. The Company had no such non-owner changes during the periods reported. The adoption of the Statement had no impact on the Company's net income or shareholders' equity.

     For the fiscal year ending June 30, 1999, the Company will adopt Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company will make the necessary changes to comply with the provisions of the Statement. The Company does not expect the adoption of the Statement to have a material impact on the Company's financial condition or results of operations.

2.   Note Payable - Line of Credit

     In June 1997, the Company entered into a Line of Credit Agreement with Century National Bank pursuant to which Century National Bank provided the Company with an $800,000 line of credit facility through November 30, 1998, replacing a $300,000 facility set to expire in December 1997. Borrowings under the facility bear interest at the prime rate plus two percent and are personally guaranteed by Dr. Gilluly and his wife. There were no borrowings under the facility at September 30, 1998.

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

4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months ended
                                              September 30,
                                            1998         1997
                                         ----------   ---------
 Numerator:
  Net Income                              $ 116,000   $ 172,700

 Effect of dilutive securities:
  Convertible debt                            3,000       3,000
                                         ----------   ---------
 Numerator for diluted earnings
  per share - income available
  to common shareholders after
  assumed conversion                      $ 119,000   $ 175,700
                                         ==========   =========
 Denominator:
  Denominator for basic
   earnings per share:
   weighted average shares
   outstanding                            1,736,621   1,686,684

  Effect of dilutive securities:
   Warrants                                 888,557     751,048
   Employee stock options                   274,256     153,786
   Convertible debt                         200,000      73,434
                                         ----------   ---------
 Denominator for diluted
  earnings per share                      3,099,434   2,664,952
                                         ==========   =========
 Basic earnings per share                 $     .07   $     .10
                                         ==========   =========
 Diluted earnings per share               $     .04   $     .07
                                         ==========   =========

5.   Concentration of Business

     The Company provides a broad range of information, management and technical services to businesses and federal government agencies. The Company specializes in the areas of trusted/secure computer systems, computer systems support and intelligent weapons systems.

     Revenues from services performed under direct and indirect long-term contracts and subcontracts with government defense and intelligence agencies comprise the majority of the Company's business. The majority of the Company's technical and professional service business with governmental departments and agencies is obtained through competitive procurement and through "follow-up" services related to existing contracts. In certain instances, however, the Company acquires such service contracts because of special professional competency or knowledge in specific subject areas.

Item 2.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998
           TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997


     Revenues for the three months ended September 30, 1998 were approximately $4,964,000, a 1% increase from the prior year quarter. This slight increase reflects fewer contract requirements at major government and commercial customers of both EISI and SyCom, primarily due to certain government budgetary constraints.

     Costs of revenue for the quarter ended September 30, 1998 were approximately $4,378,000, an increase of approximately 5%. The increase is due primarily to merit salary increases to the professional technical staff. Costs of revenue as a percentage of revenues were approximately 88% and 86% for the quarters ended September 30, 1998 and 1997, respectively. This 2% increase is primarily due to retaining technical professionals awaiting new tasking by customers.

     Selling, general and administrative expenses totaled
approximately $451,000 for the September 30, 1998 quarter, compared
with approximately $492,000 for the prior year period.   The
decrease is primarily due to reduced profit-based employee incentive program expenses.

     The Company had an operating profit of $135,000 in the current quarter, compared to an operating profit of $214,000 in the corresponding prior period. This decrease is primarily attributable to retaining technical personnel on overhead while awaiting new customer tasking and funding.

     For the quarters ended September 30, 1998 and 1997, net interest expense decreased approximately $16,000 due to lower outstanding borrowings.

     Net income was $116,000, compared to net income of approximately $173,000 in the prior year quarter. The decrease resulted from the loss of billable positions and hiring freezes by the Company's major customers, coupled with the costs of retaining these technical professional personnel.


CAPITAL RESOURCES AND LIQUIDITY

     The working capital deficit at September 30, 1998 decreased by approximately $110,000 from June 30, 1998. Continuing profitability in existing contracts within EISI and SyCom enabled the Company to generate the retained profits to fund working capital requirements

     The Company has an $800,000 Line of Credit Agreement with Century National Bank which expires November 30, 1998. The line of credit provides additional working capital availability to fund the Company's growth. The Company is currently investigating increasing and extending the line of credit facility and expects to execute a new agreement with a bank in the near future.

     For the quarter ended September 30, 1998, the Company earned net income of $116,000. The Company's ongoing operations are expected to generate profits and cashflow which will be utilized to improve working capital and increase shareholders' equity. The Company does not anticipate substantial capital expenditures in the current fiscal year.

     The Company's operations are highly labor driven and profitability levels are largely determined by billable hours, which fluctuate from quarter to quarter. The first and fourth fiscal quarters are generally more profitable, primarily since there are fewer holidays, two and one, respectively. In contrast, second quarter profitability is adversely affected by four holidays and a client's five-day holiday shutdown in December. The third quarter results are impacted by three holidays and higher employment taxes. In addition, the Company's profitability is highly dependent on increased position availability with major government and commercial customers of both EISI and SyCom.


Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, resulting in possible system failure or miscalculations causing disruptions of operations.

     The Company has completed an internal review and assessment of the impact of the Year 2000 issue upon its operating, financial and accounting systems. At this time, the Company believes that, with respect to its internal systems, the Year 2000 issue will not pose any significant operational problems or costs. The Company has commenced a program to assess the impact of the Year 2000 issue with respect to the Company's major vendors and customers (external agents). Letters will be sent requesting detailed, written information concerning existing or anticipated Year 2000 compliance by their systems, insofar as the operating systems relate to the Company's business activities with such parties. The Company expects to receive replies by December 31, 1998, and will update its assessment of any impact at that time.

     The Company has no means of ensuring that its external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents in not determinable.

     Management of the Company believes it has an effective program in place to assess the Year 2000 issue. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Failure on the part of the external agents to comply and disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of potential liability and lost revenues cannot be reasonably estimated at this time.

     The Company currently has no contingency plans in place in the event its external agents do not complete all phases of the Year 2000 resolution process. The Company plans to evaluate the status of completion during the March 1999 quarter and determine whether such a plan is necessary.

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


Date: November 13, 1998             HADRON, INC.
                                    (Registrant)



By:/S/ C.W. Gilluly                  By:/S/ Donald E. Ziegler
   ------------------------------    -------------------------
   C. W. Gilluly Ed.D.               Donald E. Ziegler
   Chief Executive Officer           Chief Financial Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Office