Form 10-Q
period 1998-12-31
HADRON INC
filed 1999-02-16
CIK 44800

               UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
               ---------------------
               Form 10-Q
               ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1998 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period from __________ to ___________

            Commission file number 0-5404
                  _____________________

                        HADRON, INC.
     (Exact name of registrant as specified in its charter)

New York                                         11-2120726
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

               7611 Little River Turnpike, Suite 404 West
                       Annandale, Virginia   22003
              (Address of principal executive offices)

               Registrant's Telephone number including area code
                             (703) 642-9404

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

As of February 10, 1999, 1,849,340 shares of the Common Stock of the registrant were outstanding.

                      HADRON, INC.
                   TABLE OF CONTENTS



Part I Financial Information:                           Page No.

Item 1.        Financial Statements

               Consolidated Balance Sheets at              3
                December 31, 1998 and June 30, 1998

               Consolidated Statements                     5
                of Operations for the Three and Six
                Months Ended December 31, 1998 and 1997

               Consolidated Statements                     6
                of Cash Flows for the Six Months Ended
                December 31, 1998 and 1997

               Notes to Consolidated                       7
                Financial Statements

Item 2.        Management's Discussion and Analysis       10
               of Financial Condition and Results
               of Operations

Part II Other Information:


Item 6.        Exhibits and Reports on Form 8-K           14


SIGNATURES                                                15

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND JUNE 30, 1998


                                                           DEC. 31,     JUNE 30,
     ASSETS                                                  1998         1998
     ------                                              ------------ ----------
                                                          (Unaudited)
     Current assets:
       Cash and cash equivalents                         $  156,100   $   60,500
       Accounts receivable, net                           2,886,100    3,143,900
       Note receivable                                                     8,600
       Prepaid expenses and other                           120,100       32,500
                                                         ----------   ----------
         Total current assets                             3,162,300    3,245,500
                                                         ----------   ----------

     Fixed assets                                           152,300      116,300
     Assets held for resale                                 135,900      135,900
     Other                                                   34,800        9,300
                                                         ----------   ----------
         Total other assets                                 323,000      261,500
                                                         ----------   ----------

     Total assets                                        $3,485,300   $3,507,000
                                                         ==========   ==========

                     See Notes to Consolidated Financial Statements
                                      (Unaudited)

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND JUNE 30, 1998
                                                            DEC. 31,     JUNE 30,
     LIABILITIES AND SHAREHOLDERS' EQUITY                    1998         1998
     ------------------------------------                ------------ -----------
                                                          (Unaudited)
     Current liabilities:
       Accounts payable                                  $  632,000   $  948,900
       Note payable - line of credit                                      80,000
       Notes payable - related party                        420,000      120,000
       Other current liabilities                          2,056,800    2,282,700
                                                         ----------   ----------
         Total current liabilities                        3,108,800    3,431,600
                                                         ----------   ----------
     Note payable - related party                           100,000
     Other                                                   55,500       53,400
                                                         ----------   ----------
         Total long-term liabilities                        155,500       53,400
                                                         ----------   ----------

     Total liabilities                                    3,264,300    3,485,000
                                                         ----------   ----------
     Shareholders' equity:

     Common stock $.02 par; authorized 20,000,000 shares;
     issued and outstanding  -
     December 31, 1998, 1,774,432 shares,
     and June 30, 1998, 1,731,956 shares                     35,500       34,700
     Additional capital                                   9,429,100    9,374,100
     Accumulated deficit                                 (9,243,600)  (9,386,800)
                                                         ----------   ----------
     Total shareholders' equity                             221,000       22,000
                                                         ----------   ----------

     Total liabilities and shareholders' equity          $3,485,300   $3,507,000
                                                         ==========   ==========

                     See Notes to Consolidated Financial Statements
                                    (Unaudited)

                 HADRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER  31, 1998 AND 1997
                                                   Three Months Ended            Six Months Ended
                                                      December 31,                 December 31,
                                                   1998          1997           1998          1997
                                               -----------   -----------    -----------   -----------
Revenues                                       $ 4,831,000   $ 5,170,100    $ 9,795,000   $10,065,100
                                               -----------   -----------    -----------   -----------
Operating costs and expenses:
  Costs of revenue                               4,315,600     4,522,900      8,693,600     8,711,500
  Selling, general and administrative              464,100       514,900        915,400     1,007,100
                                               -----------   -----------    -----------   -----------
Total operating costs and expenses               4,779,700     5,037,800      9,609,000     9,718,600
                                               -----------   -----------    -----------   -----------
Operating income                                    51,300       132,300        186,000       346,500
                                               -----------   -----------    -----------   -----------
Other expense:
  Interest expense (net)                           (15,300)      (18,500)       (20,600)      (40,000)
  Other expense                                       (300)       (1,000)        (2,800)       (3,800)
                                               -----------   -----------    -----------   -----------
Total other expense                                (15,600)      (19,500)       (23,400)      (43,800)
                                               -----------   -----------    -----------   -----------

Income  before income taxes                         35,700       112,800        162,600       302,700

Provision for income taxes                           8,500        11,300         19,400        28,500
                                               -----------   -----------    -----------   -----------

Net income                                     $    27,200   $   101,500    $   143,200   $   274,200
                                               ===========   ===========    ===========   ===========

Per share data:

Net income per share
  Basic                                        $       .01   $       .06    $       .08   $       .16
                                               ===========   ===========    ===========   ===========
  Diluted                                      $       .01   $       .03    $       .05   $       .10
                                               ===========   ===========    ===========   ===========
Weighted average number of shares
  Basic                                          1,737,032     1,686,684      1,736,826     1,686,684
                                               ===========   ===========    ===========   ===========
  Diluted                                        3,086,673     3,003,413      3,093,459     2,834,278
                                               ===========   ===========    ===========   ===========

                     See Notes to Consolidated Financial Statements
                                      (Unaudited)

                   HADRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                                           Six Months
                                                           December 31
                                                      1998          1997
                                                  -----------  ------------
Cash flows from operating activities:
  Net income                                      $   143,200  $    274,200
                                                  -----------  ------------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                      21,100        19,000
    Provision for doubtful accounts, net                              3,700
Changes in operating assets and liabilities:
    Accounts and notes receivable                   1,138,200       (59,800)
    Prepaid expenses and other                          7,900        (3,400)
    Other assets                                       (3,300)        5,200
    Accounts payable                                 (357,900)     (232,500)
    Other current liabilities                        (360,500)       64,900
    Other long-term liabilities                         2,100         2,100
                                                  -----------  ------------
      Total adjustments                               447,600      (200,800)
                                                  -----------  ------------
Net cash provided by operating activities             590,800        73,400
                                                  -----------  ------------
Cash flows from investing activities:
    Property additions                                (57,100)      (23,500)
    Purchase of Vail                               (1,193,600)
    Cash acquired in connection
       with Vail purchase                             779,700
    Investment in PEI                                               (15,900)
                                                  -----------  ------------
Net cash used by investing activities                (471,000)      (39,400)
                                                  -----------  ------------
Cash flows from financing activities:
    Proceeds of borrowings on bank and other loans    825,000       779,400
    Proceeds of stock options exercised                 3,500
    Proceeds of employee stock purchases               52,300
    Payments on bank and other loans                 (905,000)     (796,700)
                                                  -----------  ------------
Net cash provided (used) by financing activities      (24,200)      (17,300)
                                                  -----------  ------------
Net increase in cash and cash equivalents              95,600        16,700

Cash and cash equivalents at beginning of period       60,500        24,700
                                                  -----------  ------------

Cash and cash equivalents at end of period        $   156,100  $     41,400
                                                  ===========  ============

                     See Notes to Consolidated Financial Statements
                                    (Unaudited)

                        HADRON, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  December 31, 1998 and 1997

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

2.  Acquisition of Vail Research and Technology Corporation

     Effective December 18, 1998, the Company acquired Vail Research and Technology Corporation ("Vail"), a privately-held information technology firm based in Annandale, VA, for approximately $1,594,000. Vail will operate as a wholly-owned subsidiary of Hadron. The purchase price was based upon the net worth of the Company as of September 30, 1998 plus $200,000, subject to post-Closing adjustments for earnings from September 30, 1998 through the Closing Date. The purchase price was satisfied with a payment of $1,194,000 and the issuance of two non-interest bearing promissory notes in the amounts of $300,000 and $100,000 payable to Jeannine Mantz (See Note 4).
Ms. Mantz, the sole stockholder of Vail, remains President of Vail in addition to holding a corporate vice-president position at Hadron.

     The fair value of the assets and liabilities acquired approximated their book value of $1,833,000 and $121,000, respectively. The Company incurred financial, legal and accounting costs associated with the Vail purchase of approximately $55,000. Included in these fees was a $25,000 payment made to Hadron director, John D. Sanders, for advisory services in connection with the purchase.

     The following table sets forth proforma unaudited results of operations of the Company for the six months ended December 31, 1998 and 1997, as if Vail had been acquired on July 1, 1996.

                              Six months ended        Six months ended
                             December 31, 1998       December 31, 1997
                             -----------------       -----------------

Net revenues                   $10,954,800                $12,332,300

Net income                     $   155,700                $   325,600

Net income per share:

Basic                                $ .09                      $ .19

Diluted                              $ .05                      $ .11


3.     Note Payable - Line of Credit

     In December 1998, the Company entered into a Line of Credit Agreement with Century National Bank pursuant to which Century National Bank provided the Company with a $1,050,000 line of credit facility through November 30, 1999, replacing an $800,000 facility which expired November 30, 1998. Borrowings under the facility bear interest at the prime rate plus one percent and are personally guaranteed by Dr. Gilluly and his wife. There were no outstanding borrowings under the facility at December 31, 1998.

4.     Notes Payable - Related Party

     The Company and certain members of the Company's management or Board of Directors (the "Investors") entered into an Investment Agreement dated June 20, 1997, pursuant to which the Investors each agreed to invest $24,000 in the Company in the form of five separate two-year promissory notes, the principal of which is convertible at $.60 per share at each of his or her respective option, into restricted shares of the Company's common stock. Such notes also provide that upon prepayment by the Company of principal outstanding under the notes, the Company shall issue to the note holder a warrant to acquire Common Stock at $.60 per share. The number of shares each warrant shall entitle the holder thereof to acquire shall equal the principal prepaid giving rise to the warrant divided by $.60. The notes payable
- related party bear interest, payable quarterly, at ten percent per annum.

     As part of the purchase of Vail, Ms. Mantz holds two non-interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing promissory note, which is based upon the collection of Vail's accounts receivable shall be payable each month in the amount of $25,000 for twelve months. The $100,000 non-interest promissory note is due and payable on the two-year anniversary of the Closing Date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable.

5.    Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:
                                  Three Months ended               Six Months Ended
                                     December 31,                     December 31,
                                   1998         1997                1998        1997
                                 --------    ---------           ---------    ---------
Numerator: Net Income            $ 27,200    $ 101,500           $ 143,200    $ 274,200

Effect of dilutive securities:
 Convertible debt                   3,000        3,000               6,000        6,000
                                 --------    ---------           ---------    ---------
Numerator for diluted earnings
 per share - income available
 to common shareholders after
 assumed conversion                30,200     $104,500            $149,200     $280,200
                                 ========    =========           =========    =========
Denominator:
 Denominator for basic
  earnings per share:
  weighted average shares
  outstanding                   1,737,032    1,686,684           1,736,826    1,686,684

 Effect of dilutive securities:
  Warrants                        881,413      892,872             885,079      821,960
  Employee stock options          268,228      283,707             271,554      218,842
  Convertible debt                200,000      140,150             200,000      106,792
                                 --------    ---------           ---------    ---------
Denominator for diluted
 earnings per share             3,086,673    3,003,413           3,093,459    2,834,278
                                 ========    =========           =========    =========
Basic earnings per share           $  .01       $  .06              $  .08       $  .16
                                 ========    =========           =========    =========
Diluted earnings per share         $  .01       $  .03              $  .05       $  .10
                                 ========    =========           =========    =========

6.     Concentration of Business

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998
  TO THE THREE MONTHS ENDED DECEMBER 31, 1997


     Revenues for the three months ended December 31, 1998 were approximately $4,831,000, a 7% decrease from the prior year quarter. This decrease reflects fewer contract requirements at major government and commercial customers of both EISI and SyCom, primarily due to certain government budgetary constraints. Vail's contribution to revenues for the period of December 18, 1998 through December 31, 1998 was $51,000.

     Costs of revenue for the quarter ended December 31, 1998 were approximately $4,316,000, a decrease of approximately 5%. The decrease is due primarily to a decrease in billable positions with major government and commercial customers of both EISI and SyCom. Costs of revenue as a percentage of revenues were approximately 89% and 87% for the quarters ended December 31, 1998 and 1997, respectively. This 2% increase is primarily due to retaining technical professionals awaiting new tasking by customers. Vail's costs of revenue for the period of December 18, 1998 through December 31, 1998 was $38,000.

     Selling, general and administrative expenses totaled approximately $464,000 for the December 31, 1998 quarter, compared with approximately
$515,000 for the prior year period.   The decrease is primarily due to
reduced profit-based employee incentive program expenses as well as infrastructure cost-savings. Vail's inclusion from December 18, 1998 through December 31, 1998 in these costs was $10,000.

     The Company had an operating profit of $51,000 in the current quarter, compared to an operating profit of $132,000 in the corresponding prior period. This decrease is primarily attributable to the loss of billable employees due to customer cutbacks coupled with the retaining of technical personnel on overhead while awaiting new customer tasking and funding. Vail contributed $3,000 to the operating profit in the current period.

     For the quarters ended December 31, 1998 and 1997, net interest expense decreased approximately $3,000 due to lower outstanding borrowings during the period.

     Net income was $27,000, compared to net income of approximately $101,000 in the prior year quarter. The decrease resulted from the loss of billable positions and hiring freezes by the Company's major customers coupled with the costs of retaining these technical professional personnel. Vail recorded income of $3,000 for its activity from the purchase date to the period end.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1998
TO THE SIX MONTHS ENDED DECEMBER 31, 1997

     Revenues for the six months ended December 31, 1998 were approximately $9,795,000, a 3% decrease from the prior year period. The decrease reflects fewer contract requirements at major government and commercial customers of both EISI and SyCom, primarily due to certain government budgetary constraints. Vail contributed revenues of $51,000 in the current period.

     Costs of revenue for the six months ended December 31, 1998 were approximately $8,694,000, less than a 1% decrease from the prior year period. This small decrease is due primarily to the loss of billable positions with major government and commercial customers of both EISI and SyCom, coupled with merit salary increases to the professional technical staff. Costs of revenue as a percentage of revenues were approximately 89% and 87% for the periods ended December 31, 1998 and 1997, respectively. This 2% increase is due primarily to retaining technical professionals awaiting new tasking by customers. Vail's costs of revenue for the current period was $38,000.

     Selling, general and administrative expenses totaled approximately $915,000 for the December 31, 1998 period, compared with approximately $1,007,000 for the prior year period. This decrease is primarily due to reduced profit-based employee incentive program expenses coupled with infrastructure cost savings. Vail incurred $10,000 of general and administrative expenses in the current period.

     The Company had an operating profit of $186,000 in the current period, compared to an operating profit of $347,000 in the corresponding prior period. This decrease is primarily attributable to retaining technical personnel on overhead while awaiting new customer tasking and funding. Vail contributed $3,000 to operating profit for the period ended December 31, 1998.

     For the six months ended December 31, 1998, net interest expense decreased approximately $19,000 from the prior year period due to lower outstanding borrowings during the period.

     Net income was $143,000, compared to net income of approximately $274,000 in the prior year period. The decrease resulted from the loss of billable positions and hiring freezes by the Company's major customers, coupled with the costs of retaining these technical professional personnel. Vail recorded net income of $3,000 from its acquisition date of December 18, 1998 to the current period ended December 31, 1998.

CAPITAL RESOURCES AND LIQUIDITY

     The working capital at December 31, 1998 was $54,000, an increase of $240,000 since June 30, 1998. Continuing profitability in existing contracts within EISI and SyCom enabled the Company to generate the retained profits to fund working capital requirements.

     The Company has a $1,050,000 Line of Credit Agreement with Century National Bank, which expires November 30, 1999. The line of credit provides additional working capital availability to fund the Company's growth.

     For the six months ended December 31, 1998, the Company earned net income of $143,000. The Company's ongoing operations are expected to generate profits and cash flow, which will be utilized to improve working capital and increase shareholders' equity. The Company does not anticipate substantial capital expenditures in the current fiscal year.

     To help counter the effects of the loss of billable positions at major government and commercial customers of both EISI and SyCom, the Company has accelerated its merger and acquisition program to enhance the growth of the Company. As an integral component of this program, Hadron has engaged the firm of Boles Knop & Company, L.L.C. ("Boles Knop") to provide investment banking services. In connection with the engagement, the Company issued 75,000 shares of its common stock to Boles Knop.

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

     The Company has completed an internal review and assessment of the impact of the Year 2000 issue upon its operating, financial and accounting systems. At this time, the Company believes that, with respect to its internal systems, the Year 2000 issue will not pose any significant operational problems or costs. The Company has commenced a program to assess the impact of the Year 2000 issue with respect to the Company's major vendors and customers (external agents). Letters have been sent requesting detailed, written information concerning existing or anticipated Year 2000 compliance by their systems, insofar as the operating systems relate to the Company's business activities with such parties. The Company is in the process of receiving replies and will update its assessment of any impact at that time.

     The Company has no means of ensuring that its external agents will be Year 2000 ready. The external agents' inability to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

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

     Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements contained herein. Such factors and risks include business conditions and growth in the information services, engineering services, software development and government contracting arenas and in the economy in general; competitive factors, such as the pressures toward consolidation of small government contracts into larger contracts awarded to major, multi-national corporations; the Company's ability to continue to recruit and retain highly skilled technical, managerial and sales/marketing personnel; the Company's ability to successfully identify, complete and integrate acquisitions; and such other risks detailed from time to time in the Company's SEC reports.

Part II.  Other Information

Items 1-5.

None.

Item 6.     Exhibits and Reports.


(a)  Exhibits

     Exhibit No.

     10.1 $1,050,000 Change in Terms Agreement in favor of Century National Bank dated December 17, 1998.

     27        Financial Data Schedule.


(b)  Reports on Form 8-K

     On January 4, 1999, the Company filed a report on Form 8-K disclosing that on December 18, 1998, the Company acquired from Jeannine Mantz all of the outstanding capital stock of the Vail Research and Technology Corporation ("Vail Research"), a privately held information technology firm based in Northern Virginia, for approximately $1.6 million, consisting of $1.2 million in cash and two non-interest bearing promissory notes totaling $400,000, payments which are subject to the satisfaction of certain future conditions relating to the accounts receivable and liabilities of Vail Research. The acquisition was effected pursuant to the terms of a Stock Purchase Agreement dated December 18, 1998 between the Company, Vail Research and Ms. Mantz, a copy of which was filed as Exhibit 2.2 and incorporated herein by reference. The Company intends to conduct the operations of Vail Research as a wholly-owned subsidiary of the Company.

     In conjunction with the acquisition, the Company employed Ms. Mantz as President of Vail Research and as Vice President of the Company pursuant to the terms of an Employment Agreement dated as of December 18, 1998, a copy of which was filed as Exhibit 10.1 hereto and incorporated herein by reference. Financing for the acquisition was provided from internal funds and through the Company's line of credit facility with Century National Bank, the balance of which was increased to $1.05 million as of December 17, 1998 (the "Line of Credit"). Funds provided through the Line of Credit for the acquisition have been repaid as of the date hereof through internally generated funds and with cash on hand at Vail Research.


     On January 28, 1999, the Company filed a report on Form 8-K disclosing that on January 28, 1999, the Company announced that it had engaged the firm of Boles Knop & Company, L.L.C. ("Boles Knop") in connection with an acceleration of the Company's merger and acquisition program to enhance the growth of the Company. The
     Company engaged Boles Knop pursuant to an Investment Banking Agreement between the Company and Boles Knop dated January 7, 1999, a copy of which was filed as
     Exhibit 99.1 hereto and incorporated herein by reference.
     A copy of the Company's press release containing the announcement, dated January 28, 1999, was filed as
     Exhibit 99.2 hereto and incorporated herein by reference.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: February 16, 1999          HADRON, INC.
           (Registrant)



By:/S/ C.W. Gilluly             By:/S/ Donald E. Ziegler
   C. W. Gilluly Ed.D.             Donald E. Ziegler
   Chief Executive Officer         Chief Financial Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Officer)