Form 10-Q
period 1999-03-31
HADRON INC
filed 1999-05-14
CIK 44800

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                        ---------------------
                              Form 10-Q
                        ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999 or

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

As of May 11, 1999, 1,849,339 shares of the Common Stock of the registrant were outstanding.

                             HADRON, INC.
                          TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at             3
                March 31, 1999 and June 30, 1998

               Consolidated Statements                    5
                of Operations for the Three and Nine
                Months Ended March 31, 1999 and 1998

               Consolidated Statements                    6
                of Cash Flows for the Nine Months Ended
                March 31, 1999 and 1998

               Notes to Consolidated                      7
                Financial Statements

     Item 2.   Management's Discussion and Analysis      11
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 6.   Exhibits and Reports on Form 8-K          15


SIGNATURES                                               16

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                                                          MARCH 31,     JUNE 30,
     ASSETS                                                 1999          1998
     ------                                              -----------  ----------
                                                         (Unaudited)
     Current assets:
       Cash and cash equivalents                         $   67,400   $   60,500
       Accounts receivable, net                           2,783,500    3,143,900
       Note receivable                                                     8,600
       Prepaid expenses and other                           184,100       32,500
                                                         ----------   ----------
         Total current assets                             3,035,000    3,245,500
                                                         ----------   ----------

     Fixed assets                                           169,700      116,300
     Assets held for resale                                 135,900      135,900
     Other                                                   33,900        9,300
                                                         ----------   ----------
         Total other assets                                 339,500      261,500
                                                         ----------   ----------

     Total assets                                        $3,374,500   $3,507,000
                                                         ==========   ==========


                    See Notes to Consolidated Financial Statements
                                    (Unaudited)
                                        -3-

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31,     JUNE 30,
     LIABILITIES AND SHAREHOLDERS' EQUITY                    1999         1998
     ------------------------------------                 ----------   ----------
                                                          (Unaudited)
     Current liabilities:
       Accounts payable                                  $  369,000   $  948,900
       Note payable - line of credit                                      80,000
       Notes payable - related parties                      330,900      120,000
       Other current liabilities                          2,174,900    2,282,700
                                                         ----------   ----------
         Total current liabilities                        2,874,800    3,431,600
                                                         ----------   ----------
     Note payable - related party                           100,000
     Other                                                   56,500       53,400
                                                         ----------   ----------
         Total long-term liabilities                        156,500       53,400
                                                         ----------   ----------

     Total liabilities                                    3,031,300    3,485,000
                                                         ----------   ----------
     Shareholders' equity:

     Common stock $.02 par; authorized
     20,000,000 shares; issued and outstanding
        -  March 31, 1999, 1,849,432 shares
        and June 30, 1998, 1,731,956 shares                  37,000       34,700
     Additional capital                                   9,502,600    9,374,100
     Accumulated deficit                                 (9,196,400)  (9,386,800)
                                                         ----------   ----------

     Total shareholders' equity                             343,200       22,000
                                                         ----------   ----------

     Total liabilities and shareholders' equity          $3,374,500   $3,507,000
                                                         ==========   ==========

                    See Notes to Consolidated Financial Statements
                                    (Unaudited)
                                        -4-

                                 HADRON, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended           Nine Months Ended
                                                        March 31,                    March 31,
                                                   1999          1998           1999          1998
                                               -----------   -----------    -----------   -----------
Revenues                                       $ 5,148,200   $ 5,411,600    $14,943,200   $15,476,700
                                               -----------   -----------    -----------   -----------
Operating costs and expenses:
  Costs of revenue                               4,509,500     4,587,400     13,203,100    13,298,900
  Selling, general and administrative              582,700       573,200      1,498,100     1,580,300
                                               -----------   -----------    -----------   -----------
Total operating costs and expenses               5,092,200     5,160,600     14,701,200    14,879,200
                                               -----------   -----------    -----------   -----------
Operating income                                    56,000       251,000        242,000       597,500
                                               -----------   -----------    -----------   -----------
Other expense:
  Interest expense (net)                            (3,200)       (5,500)       (23,800)      (45,500)
  Other expense                                       (100)        1,900         (2,900)       (1,900)
                                               ------------   -----------    -----------   -----------
Total other expense                                 (3,300)       (3,600)       (26,700)      (47,400)
                                               ------------   -----------    -----------   -----------

Income  before income taxes                         52,700       247,400        215,300       550,100

Provision for income taxes                           5,500        15,000         24,900        43,500
                                               ------------   -----------    -----------   -----------

Net income                                     $    47,200   $   232,400    $   190,400   $   506,600
                                               ============  ============   ============  ============

Per share data:

Net income per share
  Basic                                        $        .03  $        .14   $        .11  $        .30
                                               ============  ============   ============  ============
  Diluted                                      $        .01  $        .08   $        .06  $        .18
                                               ============  ============   ============  ============
Weighted average number of shares
  Basic                                           1,849,432     1,686,684      1,774,225     1,686,684
                                               ============  ============   ============  ============
  Diluted                                         3,133,088     2,988,143      3,109,660     2,885,567
                                               ============  ============   ============  ============

                    See Notes to Consolidated Financial Statements
                                    (Unaudited)
                                       - 5 -

                                 HADRON, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      Nine Months Ended
                                                           March 31,
                                                      1999          1998
                                                  -----------  ------------
Cash flows from operating activities:
  Net income                                      $   190,400  $    506,600
                                                  -----------  ------------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                      56,350        23,800
    Provision for doubtful accounts, net
Changes in operating assets and liabilities:
    Accounts and notes receivable                   1,240,800      (502,200)
    Prepaid expenses and other                            150         1,100
    Other assets                                       (2,400)        5,200
    Accounts payable                                 (620,900)     (547,300)
    Other current liabilities                        (242,400)      578,800
    Other long-term liabilities                         3,100         3,100
                                                  -----------  ------------
      Total adjustments                               434,700      (437,500)
                                                  -----------  ------------
Net cash provided by operating activities             625,100        69,100
                                                  -----------  ------------
Cash flows from investing activities:
    Property additions                                (91,000)      (28,500)
    Purchase of Vail                               (1,193,600)
    Cash acquired in connection with Vail purchase    779,700
    Investment in PEI                                               (15,900)
                                                  -----------  ------------
Net cash used by investing activities                (504,900)      (44,400)
                                                  -----------  ------------
Cash flows from financing activities:
    Proceeds of borrowings on bank and other loans    825,000       779,400
    Proceeds of stock options exercised                 3,500
    Proceeds of employee stock purchases               52,300
    Payments on bank and other loans                 (994,100)     (796,700)
                                                  -----------  ------------
Net cash provided used by financing activities       (113,300)      (17,300)
                                                  -----------  ------------
Net increase in cash and cash equivalents               6,900         7,400

Cash and cash equivalents at beginning of period       60,500        24,700
                                                  -----------  ------------

Cash and cash equivalents at end of period        $    67,400  $     32,100
                                                  ===========  ============

                    See Notes to Consolidated Financial Statements
                                    (Unaudited)
                                        - 6 -

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


2.  Acquisition of Vail Research and Technology Corporation

     Effective December 18, 1998, the Company acquired Vail Research and Technology Corporation ("Vail"), a privately-held information technology firm based in Annandale, VA, for approximately $1,580,000. Vail operates as a wholly-owned subsidiary of Hadron. The purchase price was based upon the net worth of the Company as of December 18, 1998 plus $200,000. The purchase price was satisfied with a net payment of $1,180,000 and the issuance of two non-interest bearing promissory notes in the amounts of $300,000 and $100,000 payable to Jeannine Mantz (See Note 4). Ms. Mantz, the sole stockholder of Vail, remains President of Vail, in addition to holding a corporate vice-president position at Hadron.

     The fair value of the assets and liabilities acquired approximated their book value of $1,833,000 and $121,000, respectively. The Company incurred financial, legal and accounting costs associated with the Vail purchase of approximately $55,000. Included in these fees was a $25,000 payment made to a Hadron director, John D. Sanders, for advisory services in connection with the purchase.

      The following table sets forth proforma unaudited results of operations of the Company for the nine months ended March 31, 1999 and 1998, as if Vail had been acquired on July 1, 1997.

                     Nine months ended             Nine months ended
                      March 31, 1999                March 31, 1998

Net revenues            $16,103,000                 $18,728,300

Net income              $   202,900                 $   580,000

Net income per share:

Basic                         $ .11                       $ .34

Diluted                       $ .07                       $ .20


3.   Note Payable - Line of Credit

     In December 1998, the Company entered into a Line of Credit Agreement with Century National Bank which currently provides the Company with a $850,000 line of credit facility through November 30, 1999. Borrowings under the facility bear interest at the prime rate plus one percent and are personally guaranteed by Dr. Gilluly and his wife. There were no outstanding borrowings under the facility at March 31, 1999.

4.   Notes Payable - Related Parties

     The Company and certain members of the Company's management or Board of Directors (the "Investors") entered into an Investment Agreement dated June 20, 1997, pursuant to which the Investors each agreed to invest $24,000 in the Company in the form of five separate two-year promissory notes, the principal of which is convertible at $.60 per share at each of his or her respective option, into restricted shares of the Company's common stock. Such notes also provide that upon prepayment by the Company of principal outstanding under the notes, the Company shall issue to the note holder a warrant to acquire Common Stock at $.60 per share. The number of shares each warrant shall entitle the holder thereof to acquire shall equal the principal prepaid giving rise to the warrant divided by $.60. The notes payable bear interest, payable quarterly, at ten percent per annum.

     As part of the purchase of Vail, Ms. Mantz holds two non-interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing promissory note, which is based upon the collection of Vail's accounts receivable, shall be payable each month in the amount of $25,000 for twelve months. As of March 31, 1999, $75,000 has been paid and $14,000 offset due to post-Closing adjustments, leaving an outstanding note balance of $211,000. The $100,000 non-interest promissory note is due and payable on the two-year anniversary of the Closing Date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable.

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                        March 31,                March 31,
                                    1999       1998         1999         1998
                                  ---------  ----------  ---------  ----------
Numerator: Net Income              $ 47,200  $  232,400  $ 190,400   $ 506,600
                                  ---------  ----------  ---------  ----------
Effect of dilutive securities:
 Convertible debt                     3,000       3,000      9,000       9,000
                                  ---------  ----------  ---------  ----------
Numerator for diluted earnings
 per share - income available
 to common shareholders after
 assumed conversion               $  50,200   $ 235,400  $ 199,400   $ 515,600
                                  =========   =========  =========   =========
Denominator:
 Denominator for basic
  earnings per share:
  weighted average shares
  outstanding                     1,849,432   1,686,684   1,774,225  1,686,684

 Effect of dilutive securities:
  Warrants                          846,743     886,492     874,286    843,453
  Employee stock options            236,913     277,794     261,149    238,511
  Convertible debt                  200,000     137,173     200,000    116,919
                                  ---------  ----------  ---------  ----------
Denominator for diluted
 earnings per share               3,133,088   2,988,143   3,109,660  2,885,567
                                  =========   =========  =========   =========
Basic earnings per share          $     .03   $     .14   $     .11  $     .30
                                  =========   =========  =========   =========
Diluted earnings per share        $     .01   $     .08   $     .06  $     .18
                                  =========   =========  =========   =========

6.   Concentration of Business

     The Company provides a broad range of information, management and technical services to businesses and federal government agencies. The Company specializes in the areas of trusted/secure computer systems, weapons systems analysis and support (including intelligent weapons systems and biowarfare defense), and computer systems support.

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

7.   Subsequent Event

     On May 12, 1999, the Company acquired Avenue Technologies, Inc. ("ATI"), a privately-held defense analysis firm based in Alexandria, VA, for approximately $2.5 million consisting of the payment of $26,000 and the issuance of 90-day notes for approximately $1,477,000, interest payable at the prime rate, and 3-year $997,000 convertible notes, interest payable at 6%. The 3-year notes are convertible into 444,000 shares of the Company's Common Stock at $2.25 per share.

     In conjunction with the acquisition, Dr. Howard C. Whetzel,
Chairman of ATI, has joined the Company's Board of Directors.

     Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999
                  TO THE THREE MONTHS ENDED MARCH 31, 1998


     Revenues for the three months ended March 31, 1999 were approximately $5,148,000, a 5% decrease from the prior year quarter. This decrease reflects fewer contract requirements at major government and commercial customers of both EISI and SyCom, primarily due to certain government budgetary constraints.

     Costs of revenue for the quarter ended March 31, 1999 were approximately $4,509,000, a decrease of approximately 2%. The decrease is due primarily to a decrease in billable positions with major government and commercial customers of both EISI and SyCom. Costs of revenue as a percentage of revenues were approximately 88% and 85% for the quarters ended March 31, 1999 and 1998, respectively. This 3% increase is primarily due to retaining technical professionals awaiting new tasking by customers.

     Selling, general and administrative expenses totaled approximately $583,000 for the March 31, 1999 quarter, compared with approximately
$573,000 for the prior year period.   The increase is primarily due to
Vail's inclusion of expenses, coupled with a reduction in profit-based employee incentive program expenses.

     The Company had an operating profit of $56,000 in the current quarter, compared to an operating profit of $251,000 in the corresponding prior period. This decrease is primarily attributable to the loss of billable employees due to customer cutbacks, coupled with the retaining of technical personnel on overhead while awaiting new customer tasking and funding.

     For the quarter ended March 31, 1999, net interest expense decreased approximately $2,000 due to lower outstanding borrowings during the period.

     Net income was $47,000, compared to net income of approximately $232,000 in the prior year quarter. The decrease resulted from the loss of billable positions and hiring freezes by the Company's major customers, coupled with the costs of retaining these technical professional personnel, as discussed above.

            COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1999
                 TO THE NINE MONTHS ENDED MARCH 31, 1998

     Revenues for the nine months ended March 31, 1999 were approximately $14,943,000, a 3% decrease from the prior year period. The decrease reflects fewer contract requirements at major government and commercial customers of both EISI and SyCom, primarily due to certain government budgetary constraints.

     Costs of revenue for the nine months ended March 31, 1999 were approximately $13,203,000, less than a 1% decrease from the prior year period. This small decrease is due primarily to the loss of billable positions with major government and commercial customers of both EISI and SyCom, coupled with merit salary increases to the professional technical staff. Costs of revenue as a percentage of revenues were approximately 88% and 86% for the periods ended March 31, 1999 and 1998, respectively. This 2% increase is due primarily to retaining technical professionals awaiting new tasking by customers.

     Selling, general and administrative expenses totaled approximately $1,498,000 for the March 31, 1999 period, compared with approximately $1,580,000 for the prior year period. This decrease is primarily due to reduced profit-based employee incentive program expenses coupled with infrastructure cost savings.

     The Company had an operating profit of $242,000 in the current period, compared to an operating profit of $598,000 in the corresponding prior period. This decrease is primarily attributable to retaining technical personnel on overhead while awaiting new customer tasking and funding.

     For the nine months ended March 31, 1999, net interest expense decreased approximately $22,000 from the prior year period due to lower outstanding borrowings during the period.

     Net income was $190,000, compared to net income of approximately $507,000 in the prior year period. The decrease resulted from the loss of billable positions and hiring freezes by the Company's major customers, coupled with the costs of retaining these technical professional personnel, as discussed above.


CAPITAL RESOURCES AND LIQUIDITY

     The working capital at March 31, 1999 was $160,000, an increase of $346,000 since June 30, 1998. Continuing profitability in existing contracts within EISI and SyCom enabled the Company to generate the retained profits to fund working capital requirements.

     The Company has a $850,000 Line of Credit Agreement with Century National Bank, which expires November 30, 1999. The line of credit provides additional working capital availability to fund the Company's growth.

     For the nine months ended March 31, 1999, the Company earned net income of $190,000. The Company's ongoing operations are expected to generate profits and cash flow, which will be utilized to improve working capital and increase shareholders' equity. The Company does not anticipate substantial capital expenditures in the current fiscal year.

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

     The Company currently has no contingency plans in place in the event its external agents do not complete all phases of the Year 2000 resolution process. The Company is presently evaluating the status of completion and is determining whether such a plan is necessary.

     Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements contained herein. Such factors and risks include business conditions and growth in the information services, engineering services, software development and government contracting arenas and in the economy in general. Competitive factors include the pressures toward consolidation of small government contracts into larger contracts awarded to major, multi-national corporations; the Company's ability to continue to recruit and retain highly skilled technical, managerial and sales/marketing personnel; and the Company's ability to successfully identify, complete and integrate acquisitions. Other risks may be detailed from time to time in the Company's SEC reports.

Part II.  Other Information

     Items 1-5.

          None.

     Item 6.        Exhibits and Reports.


     (a)  EXHIBITS

          Exhibit No.

          27        Financial Data Schedule.


     (b)  REPORTS ON FORM 8-K

     On January 4, 1999, the Company filed a report on Form 8-K disclosing that on December 18, 1998, the Company acquired from Jeannine Mantz all of the outstanding capital stock of the Vail Research and Technology Corporation ("Vail
     Research").

     On January 28, 1999, the Company filed a report on Form 8-K disclosing that on January 28, 1999, the Company announced that it had engaged the firm of Boles Knop & Company, L.L.C. ("Boles Knop") in connection with an acceleration of the Company's merger and acquisition program to enhance the growth of the Company.

     On March 2, 1999, the Company filed a report on Form 8-K/A amending its Current Report on Form 8-K dated December 18,
     1998 by the addition of required financial statements.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: May 14, 1999                 HADRON, INC.
                                   (Registrant)



By:/S/ C.W. Gilluly                By:/S/ Donald E. Ziegler
   C. W. Gilluly Ed.D.             Donald E. Ziegler
   Chief Executive Officer         Chief Financial Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Officer)