Form 10-K405
period 1999-06-30
HADRON INC
filed 1999-09-28
CIK 44800

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                 FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 23, 1999, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $1,379,573.

As of September 23, 1999, 2,707,217 shares of the common stock of the registrant were outstanding.

                             PART I


Item 1.   Business


Introduction

     Hadron, Inc. ("Hadron" or the "Company") provides a broad range of information, management and technical services to businesses and federal government agencies. The Company specializes in developing innovative technical solutions for the intelligence community, analyzing and supporting defense systems (including intelligent weapons systems and biological warfare defense), and supporting computer systems. The Company was incorporated in New York in 1964, and can be found on the Internet at www.hadron.com.


Operations

     The Company's ongoing operations are formally structured along the business lines of its four operating subsidiaries, although there is considerable cooperation and interaction among the subsidiaries. Descriptions of the operations of the subsidiaries follow.

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

     EISI has been a long-term provider of software and hardware expertise to The Johns Hopkins University Applied Physics Laboratory ("APL"), located near Baltimore, Maryland. EISI's business with APL constitutes approximately 45% of the 1999 revenues of the Company. EISI staff are instrumental in the design and development of multi-platform analysis, simulation, communications, and decision support systems for APL. EISI applications developed for APL help ensure the accuracy and readiness of a number of U.S. Navy defense systems that are deployed in global operations today.

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

     SyCom has particular expertise in the development of real-time and embedded software engineering for systems such as civilian and military radars, airspace management systems, signal analysis and specialized database systems. SyCom also provides software support, including software documentation, document management and imaging. SyCom's business from Northrop Grumman constitutes approximately 40% of the 1999 revenues of the Company.

Vail Research and Technology Corporation ("Vail")

      Effective December 18, 1998, the Company acquired Vail Research and Technology Corporation ("Vail"), a privately-held information technology firm based in Annandale, VA, for approximately $1,580,000. Vail operates as a wholly-owned subsidiary of Hadron. Vail provides a comprehensive range of superior-quality professional and technical services to clients - including the U.S. Navy, Defense Advanced Research Projects Agency (DARPA), U.S. Army, U.S. Air Force, U.S. Special Operations Command, NASA, Department of Transportation, Department of Commerce, Department of Energy as well as numerous private-sector firms.

Avenue Technologies, Inc.  ("ATI")

       Effective May 12, 1999, the Company acquired Avenue Technologies, Inc. ("ATI"), a privately-held information technology firm based in Alexandria, VA, for approximately $2,500,000. ATI operates as a wholly-owned subsidiary of Hadron. Within the broad field of information technology, ATI specializes in the areas of intelligence, special operations and systems integration support. ATI core competencies include systems integration, specialized software development, technical evaluation services, intelligence systems architectures, specialized training services, and information operations support. Key ATI clients include the National Reconnaissance Office, the Defense Intelligence Agency, the National Security
Agency, the Naval Research Laboratory, the U.S. Navy, and the Defense Advanced Research Projects Agency (DARPA).

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

     The revenues of EISI accounted for 54%, 57% and 55% of the Company's total consolidated revenues for the fiscal years 1999, 1998 and 1997, respectively. During the same fiscal years, SyCom's revenues respectively accounted for 40%, 43% and 44% of consolidated revenues. The combined revenues of Vail and ATI accounted for 6% of the Company's total consolidated revenues for fiscal year 1999.

     The Company's backlog of orders believed to be firm as of June 30, 1999 approximates $16 million, which the Company expects will be filled during fiscal 2000. As of June 30, 1998, the Company had approximately $15 million in firm backlog orders. Included in the firm backlog approximation are estimates of amounts the Company anticipates receiving under government contracts, some of which are indefinite delivery, indefinite quantity contracts, under which services are provided as ordered by the government. Not included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

     As of June 30, 1999 the Company (including its subsidiaries) employed approximately 250 people, including 10 and 45 employees for Vail and ATI, respectively. The Company's employees are not members of any union, and employee relations are believed by management to be generally good.
     Raw materials, patents, licenses, trademarks, franchises and concessions are not materially important to the conduct of the Company's business and the Company's business is not seasonal.


Government Procurement

     The Company is heavily dependent on the DoD, as well as other U.S. governmental agencies, for contract work. Contracts and subcontracts with the DoD produced approximately 48% of the Company's total revenues during fiscal year 1999. The Company's other U.S. government contracts and subcontracts produced approximately 12% of the Company's total revenues during fiscal year 1999. Contracts with the U.S. Government are subject to audit by the Defense Contract Audit Agency.

     The Company has been a contractor or subcontractor with the DoD continuously since 1973 with periodic renewals. During this time, neither the Company nor its subsidiaries have experienced any material adjustment of profits under these contracts; however, no assurance can be given that the DoD will not seek and obtain an adjustment of profits in the future. All U.S.
government contracts contain clauses that allow for the termination of contracts at the convenience of the U.S. government.

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


Recent Developments

     Effective June 30, 1997, SyCom entered into an agreement to sell the HeaTreaT software products and certain related assets to Performance Engineering International Corp. ("PEI"), a newly formed company owned by former Hadron and SyCom executives. During fiscal year 1998, PEI ceased operations. In accordance with the terms of the agreement, the HeaTreaT assets reverted to SyCom. The Company retained a third party to pursue the sale of these assets, which had a carrying value of $135,900 at June 30, 1998. These efforts proved unsuccessful and the Company wrote off the investment in the fourth quarter of fiscal year 1999.

      In January 1999, the Company announced establishment of an acquisition program to further growth and diversification of its client base. In connection with the program, the Company retained Boles, Knop and Company, L.L.C. to provide investment banking services.

      In April 1999, the Company hired a chief scientist and business development executive with extensive experience in the areas of biological weapons defense and counter terrorism, in order to establish and develop initiatives in these fields.


Item 2.   Properties

     The Company owns no real estate. As of June 30, 1999, the Company leased a total of 29,800 square feet of office space.
These leases expire between February and December 2002. (See Note
10 of the Notes to Consolidated Financial Statements.)

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

     The  range  of  high and low bid quotations for  the  Common
Stock, as reported by the National Quotation Bureau, for each quarterly period during the fiscal years ended June 30, 1999 and June 30, 1998 is shown below:


Fiscal Year Ended June 30, 1999                High     Low
-------------------------------               -------   ------
     First Quarter
     (7/1 to 9/30/98)                         2 1/16   1 5/8
     Second Quarter
     (10/1 to 12/31/98)                       2        1 5/8
     Third Quarter
     (1/1 to 3/31/99)                         1 5/8    1 9/32
     Fourth Quarter
     (4/1 to 6/30/99)                         1 5/16   1 9/32


Fiscal Year Ended June 30, 1998                High     Low
-------------------------------               -------  -------
     First Quarter
     (7/1 to 9/30/97)                         1 5/32     7/8
     Second Quarter
     (10/1 to 12/31/97)                       2 11/16  1 5/32
     Third Quarter
     (1/1 to 3/31/98)                         2 1/8    1 11/16
     Fourth Quarter
     (4/1 to 6/30/98)                         2 5/16   1 3/4



     As  of  September  23, 1999, there were approximately  2,164 shareholders of record of the Company's Common Stock.

     No cash dividends were paid during the past two fiscal years, and none are expected to be declared during fiscal year
2000.

Item 6.  Selected Financial Data

                                          Fiscal Year Ended
                                                June 30
                                1999      1998    1997     1996     1995
                              -------   -------  ------   -------  -------
                              (In Thousands, except per share amounts)
Total Revenues                $20,333   $21,134  $16,988  $18,306  $20,534

Operating Income (Loss)            63       888      128       59     (161)
Interest Expense, net of
 Interest income                   78        56       84      132      217
Income (Loss)
 before income taxes &
 extraordinary item                48       819       57      194     (436)
Income (Loss)
 before extraordinary item         34       761       13      162     (460)
Extraordinary item -
 gain on retirement
 of debt                                                             2,718
Net Income                         34       761       13      162    2,258
Income (Loss) per share
 of Common Stock:
Per share data:
 Income (Loss) before
 extraordinary item
 Basic                            .02       .45      .01      .11     (.31)
 Diluted                          .01       .26      .01      .11     (.31)
Extraordinary item - gain on
 retirement of debt                                                   1.82
Net Income
 Basic                            .02       .45      .01      .11     1.51
 Diluted                          .01       .26      .01      .11     1.51
At Period End:
Total Assets                    6,690     3,507    2,712    2,874    4,373
Long-term Liabilities           2,160        53      169      320      341
Working Capital (Deficit)         (67)     (186)    (906)    (654)    (978)
Shareholders' Equity
 (Deficit)                        456        22     (811)    (869)  (1,047)

Item 7 and  7A. Management's Discussion and Analysis of Financial
          Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk

                      Results of Operations
       Comparison Of Fiscal Year 1999 To Fiscal Year 1998

     Revenues for the fiscal year ended June 30, 1999 were approximately $20,333,000, a 4% decrease from the prior fiscal year. This decrease reflects fewer contract requirements at major government and commercial customers of both EISI and SyCom, primarily due to certain government budgetary constraints, partially offset by revenues from newly acquired companies Vail and ATI.

     Costs of revenue for the fiscal year ended June 30, 1999 were approximately $17,735,000, a decrease of approximately 2% from the prior fiscal year. The decrease is due primarily to a decrease in billable positions with major government and commercial customers of both EISI and SyCom. Costs of revenue as a percentage of revenues were approximately 87% and 86% for the fiscal years ended June 30, 1999 and 1998, respectively. This 1% increase is due primarily to retaining technical professionals awaiting new tasking by customers.

     Selling, general and administrative expenses totaled approximately $2,535,000 for the fiscal year ended June 30, 1999, compared with approximately $2,128,000 for the prior fiscal year. The increase is primarily due to the Company's addition of key administrative personnel heading up the Company's business development efforts.

     The Company had an operating profit of $63,000 in the current fiscal year, compared to an operating profit of $888,000 in the prior fiscal year. This decrease is primarily attributable to the loss of billable employees due to customer cutbacks, coupled with the retaining of technical personnel on overhead while awaiting new customer tasking and funding, along with the increase in corporate personnel hired to develop the Company's initiatives in the areas of biological weapons defense and counter terrorism.

     For  the  twelve  months ended June 30, 1999,  other  income
(expense)  decreased by $55,000, primarily reflecting the  write-
off   of   assets  held  for  resale  and  certain  miscellaneous
liabilities.

     Net income was approximately $34,000, compared to net income of approximately $761,000 in the prior year. The decrease resulted from the loss of billable positions and hiring freezes by the Company's major customers, coupled with the costs of retaining key technical professional personnel and diversifying business development efforts.

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

Capital Resources and Liquidity

      The  working capital deficit at June 30, 1999 decreased  by
approximately  $120,000  from  June  30,  1998.   The   Company's
profitability, coupled with its acquisitions of Vail and ATI, contributed to funding working capital requirements.

      Effective June 29, 1999, the Company entered into a Line of Credit Agreement with United Bank, which provides the Company with a $1,500,000 line of credit facility. The line of credit provides additional working capital availability to fund the Company's growth. Borrowings outstanding under the line of credit totaled $639,000 at June 30, 1999.

       The Company is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $21,000.

      For the twelve months ended June 30, 1999, the Company generated cash flows from operations of approximately $469,000. In addition, the Company received new capital of approximately $325,000 resulting from the exercise of warrants, conversion of debt and purchases under the Employee Stock Purchase Plan during fiscal year 1999.

      The Company is pursuing a previously announced acquisition program as part of its growth strategy. No assurances can be made as to the success of the program. Previous acquisitions have been funded through internal and external sources. Continuing profitability and availability of external financing are necessary for successful implementation of the growth strategy. The Company may require infusion of equity capital in pursuit of its strategy.

Year 2000 Issue

     The Year 2000 issue is the result of computer programs being
written  using  two  digits  rather  than  four  to  define   the
applicable   year,  resulting  in  possible  system  failure   or
miscalculations causing disruptions of operations.

     The Company has completed an internal review and assessment of the impact of the Year 2000 issue upon its operating, financial and accounting systems. At this time, the Company believes that, with respect to its internal systems, the Year 2000 issue will not pose any significant operational problems or costs. The Company has commenced a program to assess the impact of the Year 2000 issue with respect to the Company's major vendors and customers (external agents). Letters have been sent requesting detailed, written information concerning existing or anticipated Year 2000 compliance by their systems, insofar as the operating systems relate to the Company's business activities with such parties. The Company has received and reviewed the replies and its assessment is that the Company's major vendors and customers appear to be Year 2000 ready.

     Management of the Company believes it has an effective program in place to assess the Year 2000 issue. As noted above, the Company is still completing all necessary phases of the Year 2000 program. Failure on the part of the external agents to comply and disruptions in the economy generally resulting from Year 2000 issues could materially affect the Company. The amount of potential liability and lost revenues cannot be reasonably estimated at this time.

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

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a) (1)  Financial Statements                                Page

Report of Independent Accountants                             F-1

Consolidated Balance Sheets as of June 30, 1999 and 1998      F-2

Consolidated Statements of Operations for the fiscal
 years ended June 30, 1999, 1998, and 1997                    F-4

Consolidated Statements of Shareholders' Equity (Deficit)
 for the fiscal years ended June 30, 1999, 1998, and 1997     F-5

Consolidated Statements of Cash Flows for the
 fiscal years ended June 30, 1999, 1998, and 1997             F-6

Notes to Consolidated Financial Statements                    F-7

(a) (2)  Financial Statement Schedules

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)  Reports on Form 8-K

On  May  27,  1999,  the  Company filed  a  report  on  Form  8-K disclosing  that  on May 12, 1999, the Company acquired  all  the
oustanding  capital  stock  of  the  Avenue  Technologies,   Inc.
("ATI").

On July 14, 1999, the Company filed a report on Form 8-K disclosing that on June 29, 1999, the Company entered into a Loan and Security Agreement (the "Loan Agreement") among the Company, United Bank and each of the Company's wholly owned subsidiaries, ATI, Vail, SyCom, and EISI. The Loan Agreement provides the Company with a one-year $1.5 million line of credit facility (the "Credit Facility") and a three-year $1.5 million term loan (the "Term Loan").

On July 26, 1999, the Company filed a report on Form 8-K/A amending its Current Report on Form 8-K dated May 27, 1999 by the addition of required financial statements.

(c)  Exhibits

Exhibit No.

  2.1 Stock Purchase Agreement dated as of December 18, 1998 among Jeannine Mantz, Hadron, Inc., and Vail Research And Technology Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed January 4, 1999).

  2.2     Stock Purchase Agreement dated as of May 12, 1999 among
          Hadron, Inc., Avenue Technologies, Inc. and Six
          Nations, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed May 27,
          1999).

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

 10.1     Hadron,  Inc.  1994  Employee  Stock  Option  Plan,  As
          Amended  (incorporated by reference  to  the  Company's
          Proxy Statement dated October 28, 1994).

 10.2     Hadron,   Inc.   1997  Employee  Stock  Purchase   Plan
          (incorporated  by  reference  to  the  Company's  Proxy
          Statement dated October 28,1997).

 10.3 Employment Agreement entered into the 18th day of December, 1998, by and between Hadron, Inc. and
          Jeannine Mantz (incorporated by reference to the Company's Current Report on Form 8-K filed January 4,
          1999).

 10.4 Investment Banking Agreement dated January 7, 1999 between Hadron, Inc. and Boles Knop & Company, L.L.C.
          (incorporated by reference to the Company's Current
          Report on Form 8-K filed January 28, 1999).

 10.5 Employment Agreement entered into the 12th day of May, 1999, by and between Hadron, Inc. and Howard C. Whetzel (incorporated by reference to the Company's Current Report on Form 8-K filed May 27, 1999).

 10.6 Loan and Security Agreement between United Bank and Hadron, Inc., Avenue Technologies, Inc., Vail Research and Technology Corporation, SyCom Services, Inc., and Engineering & Information Services, Inc. dated June 29, 1999 (incorporated by reference to the Company's Current Report on Form 8-K filed July 14, 1999).

 10.7 Guaranty of Payment between United Bank and Hadron, Inc., Avenue Technologies, Inc., Vail Research and Technology Corporation, SyCom Services, Inc., and Engineering & Information Services, Inc. dated June 29, 1999 (incorporated by reference to the Company's Current Report on Form 8-K filed July 14, 1999).

 10.8 $1,500,000 Commercial Note in favor of United Bank dated June 29, 1999 (incorporated by reference to the Company's Current Report on Form 8-K filed July 14,
          1999).

 10.9     $1,500,000 Revolving Commercial Note in favor of United
          Bank dated June 29, 1999 (incorporated by reference to the Company's Current Report on Form 8-K filed July 14,
          1999).

 10.10    Employment  Agreement with C.W. Gilluly dated  July  1,
          1998 (incorporated by reference to the Company's Annual
          Report on Form 10-K dated June 30, 1998).

 10.11 Amended Stock Purchase Warrant granted to C.W. Gilluly and dated June 2, 1997.

 10.12    Employment  Agreement with S. Amber Gordon  dated  June
          24, 1999.

 10.13    Employment Agreement with George E. Fowler dated July
          1, 1999.

 10.14    Employment Agreement with Donald Jewell dated  July  1,
          1999.

 10.15    Employment Agreement with Donald E. Ziegler dated  July
          1,  1998  (incorporated by reference to  the  Company's
          Annual  Report on Form 10-K for the fiscal  year  ended
          June 30, 1998.

 10.16    Employment Agreement with Shawn K. McCoy dated July  1,
          1999.

 22       Subsidiaries of the Company.

 23       Consent of Independent Auditors.

 27       Financial Data Schedule.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 1999          HADRON, INC.


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

      Signature                Title          Date



/S/ C.W. Gilluly              Chairman        September 28, 1999
C.W. Gilluly


/S/ William J. Howard         Director        September 28, 1999
William J. Howard


/S/ Robert J. Lynch, Jr.      Director        September 28, 1999
Robert J. Lynch, Jr.


/S/ John D. Sanders           Director        September 28, 1999
John D. Sanders


/S/ Howard C. Whetzel
Howard C. Whetzel             Director        September 28, 1999

REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders


We have audited the accompanying consolidated balance sheets of Hadron, Inc. and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hadron, Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


                              /S/ ERNST & YOUNG, LLP

Vienna, Virginia
September 3, 1999

                                  HADRON, INC.
                         CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1999 AND JUNE 30, 1998
                                                          JUNE 30,     JUNE 30,
 ASSETS                                                     1999         1998
-------                                                -----------   ----------
 Current assets:
   Cash and cash equivalents                            $  256,000   $   60,500
   Accounts receivable, net                              3,495,700    3,143,900
   Prepaid expenses and other                              255,400       41,100
                                                         ----------   ----------

     Total current assets                                4,007,100    3,245,500
                                                         ----------   ----------

 Fixed assets, net                                         290,900      116,300
 Goodwill                                                2,246,600
 Other                                                     145,100      145,200
                                                         ----------   ----------
     Total other assets                                  2,682,600      261,500
                                                         ----------   ----------

 Total assets                                           $6,689,700   $3,507,000
                                                        ===========  ===========
</TABLE
                  See Notes to Consolidated Financial Statements

                                  HADRON, INC.
                         CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1999 AND JUNE 30, 1998

                                                           JUNE 30,     JUNE 30,
 LIABILITIES AND SHAREHOLDERS' EQUITY                        1999         1998
-------------------------------------                    ----------   ----------
 Current liabilities
   Accounts payable                                      $  917,100   $  948,900
   Note payable - line of credit                            638,800       80,000
   Note payable - current maturity of long-term debt        500,000
   Note payable - related party                             150,000      120,000
   Other current liabilities                              1,867,800    2,282,700
                                                          ----------   ----------
     Total current liabilities                            4,073,700    3,431,600
                                                          ----------   ----------

 Notes payable                                            1,292,700
 Notes payable - related parties                            805,100
 Other                                                       62,600       53,400
                                                          ----------   ----------
     Total long-term liabilities                          2,160,400       53,400
                                                          ----------   ----------
 Commitments and contingencies

 Total liabilities                                        6,234,100    3,485,000
                                                          ----------   ----------
 Shareholders' equity:

 Common stock $.02 par; authorized 20,000,000  shares;
 issued and outstanding- June 30,1999, 2,487,518 shares,
 and  June 30, 1998, 1,731,956 shares                        49,700       34,700

 Additional capital                                       9,758,300    9,374,100

 Accumulated deficit                                     (9,352,400)  (9,386,800)
                                                          ----------   ----------
     Total shareholders' equity                             455,600       22,000

 Total liabilities and shareholders' equity              $6,689,700   $3,507,000
                                                         ===========  ===========

                  See Notes to Consolidated Financial Statements

                                   HADRON, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                                       1999         1998         1997
                                                    -----------  -----------  -----------
Revenues                                            $20,333,200  $21,133,900  $16,987,700
                                                    -----------  -----------  -----------
Operating costs and expenses:
  Costs of revenue                                   17,734,800   18,118,100   14,650,600
  Development  costs of HeaTreaT                                                  598,900
  Selling, general and administrative                 2,535,400    2,127,500    1,610,300
                                                    -----------  -----------  -----------
Total operating costs and expenses                   20,270,200   20,245,600   16,859,800
                                                    -----------  -----------  -----------
Operating income                                         63,000      888,300      127,900
                                                    -----------  -----------  -----------
Other income (expense):
  Interest income                                         2,600        5,500        8,100
  Interest expense                                      (80,800)     (61,700)     (92,600)
  Other income (expense)                                 63,500      (13,000)      13,500
                                                     -----------  -----------  -----------
Total other income (expense)                            (14,700)     (69,200)     (71,000)
                                                     -----------  -----------  -----------

Income before income taxes                               48,300      819,100       56,900

Provision for income taxes                               13,900       58,500       44,000
                                                     -----------  -----------  -----------

Net income                                          $    34,400  $   760,600   $   12,900
                                                    ============ ============  ===========

Per share data:

Net income per share
  Basic                                             $       .02   $       .45  $      .01
                                                    ============ ============ ===========
  Diluted                                           $       .01   $       .26  $      .01
                                                    ============ ============ ===========

Weighted average number of shares
  Basic                                               1,794,775    1,686,808    1,529,519
                                                    ============ ============ ===========
  Diluted                                             2,579,439    2,990,897    1,535,074
                                                    ============ ============ ===========

                       See Notes to Consolidated Financial Statements

                    HADRON, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
         FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
 --------------------------------------------------------------------------------------------------
                                             Common Stock
                                           ---------------       Additional    Accumulated
                                          Shares      Amount     Capital       Deficit        Total
                                        ----------- ----------  ------------  ------------   -----------
 Balance - June 30, 1996                 1,503,685     $30,000  $9,260,800   ($10,160,300)    ($869,500)

   Exercise of warrants                    183,000       3,800      42,000                       45,800

   Net income                                                                     12,900         12,900
                                        ----------- ----------  -----------  ------------    -----------
 Balance - June 30, 1997                 1,686,685      33,800   9,302,800   (10,147,400)      (810,800)

   Shares purchased pursuant
    to the Employee Stock Purchase Plan     45,271         900      71,300                       72,200

   Net income                                                                   760,600         760,600
                                        ----------- ----------  ----------   ----------      -----------
 Balance - June 30, 1998                 1,731,956      34,700   9,374,100   (9,386,800)         22,000

   Shares issued to investment
    banking firm                            75,000       1,500      73,500                       75,000

   Shares purchased pursuant
    to the Employee Stock Purchase Plan     75,896       1,400      99,200                      100,600

   Exercise of warrants                    400,000       8,000      92,000                      100,000

   Shares issued upon conversion of debt   200,000       4,000     116,000                      120,000

   Exercise of options                       4,666         100       3,500                        3,600

   Net income                                                                    34,400          34,400
                                        ----------- -----------  ---------   ----------      -----------
 Balance - June 30, 1999                 2,487,518     $49,700  $9,758,300  ($9,352,400)       $455,600
                                        =========== ===========  =========  ===========      ===========

                   See Notes to Consolidated Financial Statements

                       HADRON, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------------------------
                                                                 1999         1998         1997
                                                              -----------  -----------  -----------
Cash flows from operating activities:
  Net income                                                  $   34,400   $  760,600   $   12,900
                                                              -----------  -----------  -----------
Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation and amortization                                 97,200       34,500       73,800
    Provision for doubtful accounts receivable                   (50,000)                 (114,600)
Changes in operating assets and liabilities:
    Accounts and notes receivable                              1,818,600     (741,600)     384,200
    Prepaid expenses and other                                  (127,400)     (11,900)      24,600
    Other assets                                                 (67,100)       5,200      (10,600)
    Accounts payable                                            (254,400)    (453,400)    (419,200)
    Other current liabilities                                   (968,400)     348,900      211,700
    Other long-term liabilities                                  (13,300)       4,100        4,000
                                                              -----------  -----------  -----------
      Total adjustments                                          435,200     (814,200)     153,900
                                                              -----------  -----------  -----------
Net cash provided (used) by operating activities                 469,600      (53,600)     166,800
                                                              -----------  -----------  -----------
Cash flows from investing activities:
    Property additions                                          (121,800)     (29,600)     (94,100)
    Investment in PEI                                                         (15,900)
    Purchase of Vail and ATI, net of cash acquired              (378,700)
                                                              -----------  -----------  -----------
Net cash used by investing activities                           (500,500)     (45,500)     (94,100)
                                                              -----------  -----------  -----------
Cash flows from financing activities:
    Proceeds of borrowings on bank and other loans               850,000      796,700      711,900
    Proceeds of stock options and warrants exercised             103,600                    45,800
    Proceeds of employee stock purchase                          100,600       72,200
    Proceeds of convertible promissory notes                                               120,000
    Payments on bank and other loans                            (827,800)    (734,000)    (969,600)
                                                              -----------  -----------  -----------
Net cash provided (used) by financing activities                 226,400      134,900      (91,900)
                                                              -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents             195,500       35,800      (19,200)

Cash and cash equivalents at beginning of year                    60,500       24,700       43,900
                                                              -----------  -----------  -----------

Cash and cash equivalents at end of year                      $  256,000   $   60,500   $   24,700
                                                              ===========  ===========  ===========

                   See Notes to Consolidated Financial Statements

                          HADRON, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

       Hadron, Inc. ("Hadron" or the "Company") provides a broad range of information, management and technical services to businesses and federal government agencies. The Company specializes in developing innovative technical solutions for the intelligence community, analyzing and supporting defense systems (including intelligent weapons systems and biological warfare defense), and supporting computer systems.

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


2. Summary of significant accounting policies:

   A. Principles of consolidation:

          The consolidated financial statements include the accounts of Hadron, Inc. and its four wholly-owned subsidiaries, Engineering & Information Services, Inc. ("EISI"), SyCom Services, Inc. ("SyCom"), Vail Research and Technology, Inc. ("Vail"), and Avenue Technologies, Inc. ("ATI")(the "Company"). All significant intercompany transactions have been eliminated.

   B.  Risks and uncertainties:

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents principally in four United States commercial banks. Cash in excess of daily requirements is invested by the banks in one-day repurchase agreements of securities of United States Government agencies. To date, the Company has not incurred losses related to cash and cash equivalents.

          The Company's accounts receivables consist principally of accounts receivable from prime contractors to agencies and departments of the United States Government. The Company extends credit in the normal course of operations and does not require collateral from its customers.

          The Company has historically been, and continues to be, heavily dependent upon direct and indirect contracts from various U.S. government agencies. Contracts and subcontracts with the U.S. Government are subject to audit by audit agencies of the government. Such audits determine, among other things, whether an adjustment of invoices rendered to the government is appropriate under the underlying terms of the contracts. All U.S. government contracts contain clauses that allow for the termination of contracts at the convenience of the government.

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

          Maintenance and repairs are charged to expense as incurred, and the cost of additions and betterments are capitalized. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

          Purchased software is capitalized at cost. Such costs are amortized using the straight-line method for a period of up to five years.

   E.  Goodwill:

          Goodwill is amortized using the straight-line method for a period of seven years.

   F.  Accounting for contracts:

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

   G.  Income taxes:

          Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   H.  Stock-based compensation:

          The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly recognizes no compensation expense for the stock option grants.

   I.  Reclassifications:

          Certain  fiscal  year  1998 and  1997  amounts  have  been
       reclassified   to   conform   to   the   fiscal   year   1999
       presentation.


   J.   Recent accounting pronouncements:

           Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

3. Accounts receivable:

       The components of accounts receivable are as follows:
                                               June 30,
                                   ----------------------------
                                        1999             1998
                                   ------------     -----------
   Trade accounts receivable:
   U.S. Government:
   Amounts billed                  $  1,640,800     $ 1,170,600
   Recoverable costs and
     profits - not billed             1,247,400         793,300
                                   ------------     -----------
     Total                            2,888,200       1,963,900
                                   ------------     -----------
   Commercial, state and local
     governments:
   Amounts billed                       555,200       1,015,700
   Recoverable costs and
     profits - not billed               306,000         374,100
                                   ------------     -----------
     Total                              861,200       1,389,800

   Total accounts receivable          3,749,400       3,353,700

   Less allowance for doubtful
    accounts                           (253,700)       (209,800)
                                   ------------     ------------
   Total accounts receivable, net   $ 3,495,700     $ 3,143,900
                                   ============     ============

          The  following table summarizes activity in the  allowance for doubtful accounts:
                                Fiscal Year ended June 30,
                                1999       1998       1997
                              --------   --------   --------
   Beginning Balance          $209,800   $158,800   $648,800

       Additions                93,900     51,000

       Deletions               (50,000)             (490,000)
                              ---------  --------   ---------
   Balance at end of year     $253,700   $209,800   $158,800
                              =========  ========   =========

          The   amount  of  customer  retentions  included  in  U.S.
   Government accounts receivable-not billed is $18,400 and $17,500 at June 30, 1999 and 1998, respectively.

          Unbilled accounts receivable can be invoiced upon completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government agencies, upon completion of federal government overhead audits and upon final approval of design plans for engineering services.

          In December 1997, ATI received a Stop Work Order from a Department of Defense agency. The contract was terminated for convenience. The Company has submitted a termination claim for approximately $419,000, representing the costs incurred by the
   Company   and  its  subcontractors.   The  U.S.  Government   has
   questioned certain of the costs submitted. Discussions are ongoing for the resolution of the final claim amounts. It is reasonably possible that a lesser amount could be received. However, this claim has been recorded at its expected realizable amount. The Company believes that a resolution of the claim will not have a material adverse financial impact.

4.   Fixed assets:

       The components of fixed assets are as follows:
                                                June 30,
                                      ----------------------------
                                        1999             1998
                                      ------------    ------------
     Computer hardware and
       software                       $   579,800     $   400,500
     Office equipment                     188,400         136,700
                                      ------------    ------------
     Total fixed assets                   768,200         537,200

     Less accumulated depreciation
       and amortization                 ( 477,300)      ( 420,900)
                                      ------------    ------------
     Total fixed assets, net         $    290,900      $  116,300
                                     =============    ============

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

          In June 1997, the Company prepaid its $225,000 Promissory Note to Dr. Gilluly. Under the terms of the original Promissory Note dated October 21, 1993, which had been extended and amended as of April 21, 1997, the Company issued 900,000 warrants, which expire on October 21, 2003, to Dr. Gilluly to acquire the Company's common stock ("Common Stock") at $.25 per share. In June 1999, Dr. Gilluly exercised warrants to acquire 400,000 shares of the Company's common stock at a purchase price of $.25 per share.

          Certain members of the Company's management or Board of Directors (the "Investors") each agreed to invest $24,000 in the Company in the form of five separate two-year promissory notes, the principal of which is convertible at $.60 per share at each of his or her respective option, into restricted shares of the Company's common stock. In June 1999, the Investors elected to convert their notes into restricted shares.

        As part of the purchase of Vail, the Company issued two non-interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing note, which is based upon the collection of Vail's accounts receivable, shall be payable each month in the amount of $25,000 for twelve months. As of June 30, 1999, $136,000 has been paid and $14,000 offset due to post-closing adjustments, leaving an outstanding note balance of $150,000. The $100,000 non-interest promissory note is due and payable on the two-year anniversary of the closing date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable.

         The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") among the Company, United Bank and each of the Company's wholly owned subsidiaries, ATI, Vail, SyCom, and EISI. The Loan Agreement provides the Company with a one-year $1.5 million line of credit facility (the "Credit Facility") and a three-year $1.5 million term loan (the "Term Loan"). Interest on each of the facilities is at the prime rate plus 150 basic points. Dr. Gilluly and his wife have personally guaranteed the Term Loan.

         The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements.

         The Credit Facility replaces the Company's previous line of credit with Century National Bank. Proceeds from the Term Loan were used to repay the Company's $1.5 million in short-term notes that were issued in connection with the Company's May 1999 acquisition of ATI. The Term Loan provides for monthly principal payments of $42,000, plus interest.

         The Term Loan and the Credit Facility are secured by the accounts receivable and other assets of the Company. In addition, the 3-year $998,000 convertible notes, interest payable at 6%, issued by the Company to the former shareholders of ATI in connection with the Company's acquisition of ATI were subordinated to the Company's obligations under the Term Note and the Credit Facility. The notes are convertible into 444,000 shares of the Company's Common Stock at $2.25 per share.

         The  Company's future debt maturites at June 30,  1999  are summarized below:
                                        Debt
   Fiscal Year                        Maturities
   -----------                        -----------
   2000                               $1,288,800
   2001                                  500,000
   2002                                1,597,800
                                      -----------
    Total minimum debt payments        3,386,600

    Less:  current maturities         (1,288,800)
                                      -----------
    Total long-term debt              $2,097,800
                                      ===========

6. Other current liabilities:

         Other  current  liabilities  include  the  following  major classifications:
                                              June 30,
                                    ----------------------------
                                        1999            1998
                                    -----------      -----------
   Payroll and related taxes        $   855,900      $   850,800
   Accrued vacation                     543,800          498,900
   Accrued bonuses                                       159,200
   Self-insured medical expense         165,300          275,700
   Due to subcontractors                143,900          134,900
   Other                                158,900          363,200
                                    -----------      -----------
   Total                            $ 1,867,800      $ 2,282,700
                                    ===========      ===========

7.   Acquisitions:

          Effective December 18, 1998, the Company acquired Vail Research and Technology Corporation ("Vail"), a privately-held information technology firm based in Annandale, VA, for approximately $1,580,000. Vail operates as a wholly-owned subsidiary of Hadron. The purchase price was satisfied with a net payment of $1,180,000 and the issuance of two non-interest bearing promissory notes in the amounts of $300,000 and $100,000 payable to Jeannine Mantz. Ms. Mantz, the sole stockholder of Vail, is President of Vail, in addition to holding a corporate vice-president position at Hadron.

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

          On May 12, 1999, the Company acquired all of the outstanding capital stock of Avenue Technologies, Inc. ("ATI"), a privately held information technology firm based in Alexandria, VA, for $2,503,000, consisting of $27,000 in cash, $1,478,000 in short term promissory notes and $998,000 in convertible notes. The acquisition was effected pursuant to the terms of a Stock Purchase Agreement dated May 12, 1999 among the Company, ATI and Six Nations, Inc., the majority stockholder of ATI.

          The fair value of the assets and liabilities acquired approximated their book value of $1,459,000 and $1,161,000, respectively. The Company incurred financial, legal and accounting costs associated with the ATI purchase of approximately $129,000, of which $69,000 was paid in cash at closing. Included in these fees was a $25,000 payment made to a Hadron employee for advisory services in connection with the purchase. Resulting from the acquisition of ATI, the Company recorded goodwill of approximately $2,287,000, which will be amortized over a 7-year period. Goodwill amortization of $41,000 was recorded in fiscal year 1999.

          In   conjunction  with  the  acquisition,  Dr.  Howard  C.
     Whetzel,  Chairman  of  ATI,  joined  the  Company's  Board  of
     Directors.

          The following table sets forth proforma results of operations of the Company for the fiscal years ended June 30, 1999 and 1998, as if Vail and ATI had been acquired on July 1, 1997.

                      Fiscal year ended   Fiscal year ended
                        June 30, 1999       June 30, 1998
                      -----------------   -----------------
   Net revenues         $27,780,200         $36,211,600

   Net income (loss)       (716,300)            391,300

   Net income
    (loss) per share:

   Basic                       (.40)                .23

   Diluted                     (.40)                .13

8. Net income per share:

       The following table sets forth the computation of basic and diluted earnings per share:

                                    1999         1998         1997
                                  ---------   -----------   ---------
 Numerator:
  Net income                      $  34,400   $   760,600    $ 12,900

 Effect of dilutive securities:
  Convertible debt                                 12,000         300
                                  ---------   -----------   ---------
 Numerator for diluted earnings
  per share - income available
  to common shareholders after
  assumed conversion              $  34,400   $   772,600    $ 13,200
                                  =========   ===========   =========
 Denominator:
  Denominator for basic
   earnings per share:
   weighted average shares
   outstanding                    1,794,775     1,686,808   1,529,519

  Effect of dilutive securities:
   Warrants                         527,738       855,064
   Employee stock options           256,926       249,025
   Convertible debt                               200,000       5,555
                                  ---------   -----------   ---------

 Denominator for diluted
  earnings per share              2,579,439     2,990,897   1,535,074
                                  =========   ===========   =========
 Basic earnings per share         $     .02     $     .45   $     .01
                                  =========   ===========   =========
 Diluted earnings per share       $     .01     $     .26   $     .01
                                  =========   ===========   =========

       Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.


  9.   Income taxes:

       The provision for income taxes for the years ended June 30, 1999, 1998 and 1997 is for state income taxes currently due.

      The tax provision differs from the amounts computed using the statutory federal income tax rate as follows:

                                1999         1998         1997
                               -------     --------     --------
   Tax expense at
    statutory rate - federal      35%          35%           35%
   State tax expense
    net of federal taxes          29            7            77

   Permanent differences          38
   Utilization of net
     Operating loss
     carryforwards               (73)         (35)          (35)
                               -------     --------     ---------
   Tax expense at
     actual rate                  29%           7%           77%
                               =======     ========     =========

       Deferred  income  taxes  reflect  the  net  tax  effects   of
   temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets at June 30, 1999 and 1998 consist primarily of temporary differences from net operating loss carryforwards of approximately $2,100,000 and $1,920,000, respectively, and are fully reserved.

       The Company has net operating loss (NOL) carryforwards for federal and state purposes available to offset future taxable income of approximately $ 4,500,000 as of June 30, 1999. These NOL carryforwards expire at various dates through June 30,2009.

   10.  Commitments and contingencies:

   Operating leases:

       The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through fiscal year 2003. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company's future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs at June 30, 1999 are summarized below:

       Fiscal Year Ending             Lease
             June 30,              Commitments
       ------------------         ------------
        2000                         $ 538,800
        2001                           555,400
        2002                           491,900
        2003                           182,300
                                  ------------
 Total minimum payments required    $1,768,400
                                  ============

       Rent expense, net of sublease income, included in the consolidated statements of operations is as follows:

                                Rent
               Period          Expense
          ----------------   ----------
          Fiscal Year 1999   $  235,700
          Fiscal Year 1998   $  141,800
          Fiscal Year 1997   $  114,600

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


11. Employee savings plan:

         The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) plan are based upon a percentage of employee contributions. The Company's discretionary contributions to the Plan were $147,000, $101,500 and $18,000 for fiscal years 1999, 1998 and 1997, respectively.

12. Stock option plan:

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

         Information with respect to incentive and non-qualified stock options issued under the Plan is as follows:

                            1999                1998                  1997
                      ----------------   ------------------     ----------------
                               Weighted           Weighted              Weighted
                               Average            Average               Average
                               Exercise           Excercise             Exercise
                      Shares   Price     Shares   Price         Shares  Price
                      -----------------  ------------------     ----------------
Outstanding at
 Beginning of year    398,068   $ .59    315,500  $ .49        220,500   $ .36
Granted               135,400    1.98     87,100    .98        117,500     .73
Exercised              (4,666)    .76                           (3,000)    .25
Expired               (14,402)   1.69     (4,532)   .88        (19,500)    .35
                      ----------------------------------------------------------
 Outstanding at
 End of year          514,400   $ .90    398,068  $ .59        315,500   $ .49
                      ==========================================================
Options exercisable
 At year-End          404,740   $ .69    305,374  $ .50        213,829   $ .39

Weighted average
Fair value of
Options granted
During the year         $1.25             $  .94          $  .44

         The weighted average remaining contractual life of options outstanding at June 30, 1999 was 7.3 years. The range of exercise prices of options outstanding at June 30, 1999 was $.25 to $1.99.

        During fiscal year 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Compensation" (SFAS No. 123). Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income/(loss) in fiscal years 1999, 1998 and 1997 would have been approximately $(69,200), $700,200 and $(19,100), or $(.04), $.25 and $(.01) per share on a diluted basis, respectively. The effect of applying SFAS No. 123 on 1999, 1998 and 1997 pro forma net income/loss as stated above is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of .43 to 1.22; expected life of the option term of 7 to 10 years and risk-free interest rate of 5.5% to 6.9% for the years 1999, 1998 and 1997.


13. Employee stock purchase plan:

          In December 1997, shareholders approved the Hadron, Inc. 1997 Employee Stock Purchase Plan (the "Plan"). The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. The Plan is non-
    compensatory as defined by APB 25. Under the terms of the Plan, individual employees may pay up to $10,000 for the purchase of the Company's common shares at 85% of the determined market price. During fiscal year 1999 and 1998, employees paid approximately $100,600 and $72,200, respectively, for the purchase of common stock under the Plan.


14. Employee deferred compensation plan:

        In December 1998, shareholders approved the Hadron, Inc. Deferred Compensation Plan (the "Plan"). The Plan is intended to provide employees an option to defer a portion of their salary in order to provide for supplemental retirement benefits. As a requirement of this non-qualified plan, participant deferrals remain as unsecured liabilities of Hadron. Under the terms of the Plan, eligible employees can elect to irrevocably defer salary of up to $50,000 for the calendar year. If an employee elects to defer at least one and one-half percent of his/her gross salary, the Company contributes one-half percent of the participant's gross salary to the participant's supplemental account. Salary deferrals and Company contributions earn interest at the higher of six percent or the rate quoted for ninety-day Treasury Bills. During fiscal year 1999, employees deferred approximately $75,000 of which the Company matched $4,000.


15. Related party transactions:

        AMASYS Corporation ("AMASYS"), a publicly held company beneficially owns 202,739 shares, or 12%, of the Company's outstanding common stock. Dr. C.W. Gilluly is Chairman of the Board and Chief Executive Officer of the Company and of AMASYS. Dr. Gilluly has warrants to acquire beneficial ownership of 620,000 shares of common stock. Dr. Gilluly also owns options to acquire 72,000 shares of the Company's common stock. Exercise of Dr. Gilluly's warrants and options at a subsequent date may result in a change of control in the Company. Mr. Robert Lynch, an independent outside director of the Company, is also a director of AMASYS. Dr. Gilluly is also Chairman of the Board of Directors of Comtex Scientific Corporation ("Comtex"). AMASYS holds a majority interest in Comtex.


 16. Fair value of financial instruments:

          Accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair value. The estimated fair value of the Company's variable rate debt approximates its carrying value of $2,138,800. It is not practicable to estimate the fair value of the Company's notes payable to related parties and convertible notes payable due to their unique nature.


17. Statement of cash flows - supplemental disclosures:

        During fiscal years 1999, 1998 and 1997, the Company paid income taxes of $57,000, $76,000 and $40,000, respectively. The Company paid interest of $51,000, $55,000 and $54,000 during those same periods.

18. Business segments and major customers:

    Business segments:

        The Company has four reportable segments, comprising its individual operating subsidiaries - EISI, SyCom, Vail and ATI. Each of the operating subsidiaries performs within the Company's one industry segment, providing engineering, computer support services and other professional technical services. The reportable segments are distinguished by their individual clients, prior experience and technical skills within the industry segment.

          Each of the reportable segments has a president who is responsible for the operating results. Operating results are measured at the net income level for each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Interest on debt incurred in connection with an acquisition and applicable associated goodwill amortization is charged to the reportable segment. The Company's corporate amounts consist primarily of certain activities and assets not attributable to the reportable segments.

                            Hadron, Inc.
              Reportable Segments - FASB Statement 131
       For the Fiscal Years Ended June 30, 1999, 1998 and 1997
       -------------------------------------------------------
          DESCRIPTON:             1999            1998            1997
                                -----------     -----------     -----------
    Trade revenues:
      EISI                    $  10,989,600    $ 12,023,100    $  9,418,900
      SyCom                       8,112,800       9,066,800       7,514,800
      Vail                          551,800
      ATI                           643,300
      Corporate                      35,700          44,000          54,000
                              -------------   -------------   -------------
    Total trade revenues      $  20,333,200    $ 21,133,900    $ 16,987,700
                              =============   =============   =============

    Interest income:
      SyCom                   $                $      5,500    $      6,200
      Vail                            2,400
      ATI                               200
      Corporate                                                       1,900
                             --------------   --------------   -------------
    Total interest income     $       2,600    $      5,500    $      8,100
                             ==============   ==============   =============

    Interest expense:
      EISI                    $                $    (10,100)   $
      SyCom                           4,100           4,100           4,100
      ATI                            25,600
      Corporate                      51,100          67,700          88,500
                             --------------   -------------   -------------
    Total interest expense    $      80,800    $     61,700    $     92,600
                             ==============   =============   =============

    Depreciation and
    amortization expense:
      EISI                    $       3,100    $      8,400    $     17,000
      SyCom                           4,500           9,600          45,100
      ATI                            40,800
      Corporate                      48,800          16,500          11,700
                             --------------   -------------   -------------

    Total depreciation and
      amortization expense    $      97,200    $     34,500    $     73,800
                             ==============   =============   =============

    Income tax expense:
      EISI                     $     23,700    $     56,700    $     44,000
      ATI                           (10,700)
      Corporate                         900           1,800
                             --------------   -------------   -------------
    Total income tax
    expense                   $      13,900    $     58,500    $     44,000
                             ==============   =============   =============

    Net income/(loss):
      EISI                    $    332,200     $    734,900    $    636,900
      SyCom                       (136,600)         112,000        (575,800)
      Vail                         (37,000)
      ATI                          (55,600)
      Corporate                    (68,600)         (86,300)        (48,200)
                             --------------   --------------   -------------
    Total net income          $     34,400     $    760,600    $     12,900
                             ==============   ==============   =============

    Assets:
      EISI                     $  1,135,700    $  1,751,400    $  1,075,400
      SyCom                         612,100       1,163,700       1,042,500
      Vail                          868,500
      ATI                         3,594,400
      Corporate                     479,000         591,900         594,000
                             --------------   -------------   --------------
    Total assets              $   6,689,700    $  3,507,000    $  2,711,900
                             ==============   =============   ==============

    Fixed assets, net:
      EISI                    $       8,500    $     11,600    $     13,900
      SyCom                             300           4,900          19,300
      Vail                            4,000
      ATI                           102,000
      Corporate                     176,100          99,800          49,600
                             --------------   -------------   -------------
    Total fixed assets        $     290,900   $     116,300    $     82,800
                             ==============   =============   =============

    Major Customers:

        Gross revenue from contracts and subcontracts with U.S. government agencies amounted to $12,300,000, $11,628,000 and $9,101,000, respectively, in fiscal years 1999, 1998 and 1997.

        Revenues from one commercial customer totaled $8,103,000, $9,067,000 and $7,424,000 in the fiscal years 1999, 1998 and
    1997, respectively.

          Revenues earned on sales to the Company's major customers are as follows:

                         Department   Commercial
                         of Defense    Customer
                        -----------  -----------
     Fiscal Year 1999   $ 9,723,000  $8,103,000
     Fiscal Year 1998    10,242,000   9,067,000
     Fiscal Year 1997     7,508,000   7,424,000
