Form 10-Q
period 1999-09-30
HADRON INC
filed 1999-11-15
CIK 44800

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999 or

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

                   7611 Little River Turnpike
                         Suite 404 West
                    Annandale, Virginia 22003
            (Address of principal executive offices)

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

As of November 8, 1999, 2,707,217 shares of the Common Stock of the registrant were outstanding.

                          HADRON, INC.
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at             3
                September 30, 1999 and June 30, 1999
               Consolidated Statements                    5
                of Operations for the Three Months Ended
                September 30, 1999 and 1998

               Consolidated Statements                    6
                of Cash Flows for the Three Months Ended
                September 30, 1999 and 1998

               Notes to Consolidated                      7
                Financial Statements

     Item 2.   Management's Discussion and Analysis      11
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 6.   Exhibits and Reports on Form 8-K          15


SIGNATURES                                               16

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND JUNE 30, 1999
                                                          SEPT. 30,     JUNE 30,
     ASSETS                                                  1999         1999
     ------                                              -----------  -----------
                                                          (Unaudited)
      Current assets:
       Cash and cash equivalents                         $  237,800   $  256,000
       Accounts receivable, net                           3,647,800    3,495,700
       Prepaid expenses and other                           231,500      255,400
                                                         -----------  -----------

         Total current assets                             4,117,100    4,007,100
                                                         -----------  -----------

     Fixed assets                                           263,500      290,900
     Goodwill                                             2,184,600    2,246,600
     Other                                                   60,400      145,100
                                                         -----------  -----------
         Total other assets                               2,508,500    2,682,600
                                                         -----------  -----------

     Total assets                                        $6,625,600   $6,689,700
                                                         ===========  ===========

                     See Notes to Consolidated Financial Statements
                                     (Unaudited)

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                                          SEPT. 30,     JUNE 30,
     LIABILITIES AND SHAREHOLDERS' EQUITY                    1999         1999
     ------------------------------------                -----------  -----------
                                                          (Unaudited)
     Current liabilities:
       Accounts payable                                  $1,254,700   $  917,100
       Note payable - line of credit                        796,600      638,800
       Note payable                                       1,375,000      500,000
       Note payable - related party                          75,000      150,000
       Other current liabilities                          1,925,400    1,867,800
                                                         -----------  -----------
         Total current liabilities                        5,426,700    4,073,700
                                                         -----------  -----------

     Notes payable                                          292,700    1,292,700
     Notes payable - related parties                        805,100      805,100
     Other                                                   41,800       62,600
                                                         -----------  -----------
         Total long-term liabilities                      1,139,600    2,160,400
                                                         -----------  -----------

     Total liabilities                                    6,566,300    6,234,100
                                                         -----------  -----------
     Shareholders' equity:

     Common stock $.02 par; authorized 20,000,000
     shares; issued and outstanding  -
       September 30, 1999, 2,707,517 shares,
       and June 30, 1999, 2,487,518 shares                   54,100       49,700
     Additional capital                                   9,808,900    9,758,300
     Accumulated deficit                                 (9,803,700)  (9,352,400)
                                                         -----------  -----------
     Total shareholders' equity                              59,300      455,600
                                                         -----------  -----------

     Total liabilities and shareholders' equity          $6,625,600   $6,689,700
                                                         ===========  ===========

                    See Notes to Consolidated Financial Statements
                                     (Unaudited)

HADRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                   Three Months Ended
                                                      September 30,
                                                   1999          1998
                                               -----------   ------------
Revenues                                       $ 5,306,600   $ 4,964,000
                                               -----------   ------------
Operating costs and expenses:
  Costs of revenue                               4,592,600     4,378,000
  Selling, general and administrative            1,071,700       451,300
                                               -----------   ------------
Total operating costs and expenses               5,664,300     4,829,300
                                               -----------   ------------
Operating income (loss)                           (357,700)      134,700
                                               -----------   ------------
Other expense:
  Interest expense (net)                           (78,900)       (5,300)
  Other expense                                    (14,700)       (2,500)
                                               -----------   ------------
Total other expense                                (93,600)       (7,800)
                                               -----------   ------------

Income (loss) before income taxes                 (451,300)      126,900

Provision for income taxes                           -            10,900
                                               -----------   ------------

Net income (loss)                              $  (451,300)  $   116,000
                                               ===========   ============

Per share data:

Net income (loss) per share
  Basic                                        $     (.18)   $       .07
                                               ===========   ============
  Diluted                                      $     (.18)   $       .04
                                               ===========   ============
Weighted average number of shares
  Basic                                          2,492,299     1,736,621
                                               ===========   ============
  Diluted                                        2,492,299     3,099,434
                                               ===========   ============

                 See Notes to Consolidated Financial Statements
                                  (Unaudited)

HADRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                              Three Months
                                                              September 30,
                                                           1999          1998
                                                      ------------    ------------

Cash flows from operating activities:
  Net income (loss)                                    $  (451,300)   $  116,000
                                                      ------------    ------------
Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation and amortization                          120,000        10,100
Changes in operating assets and liabilities:
    Accounts receivable                                   (152,100)      277,200
    Prepaid expenses and other                              23,900        (8,100)
    Other assets                                            84,700        (3,200)
    Accounts payable                                       337,600      (200,200)
    Other current liabilities                               57,600      (105,800)
    Other long-term liabilities                            (44,800)        1,000
                                                      ------------    ------------
      Total adjustments                                    426,900       (29,000)
                                                      ------------    ------------
Net cash provided (used) by operating activities           (24,400)       87,000
                                                      ------------    ------------
Cash flows from investing activities:
    Property additions                                      (6,600)      (17,200)
                                                      ------------    ------------
Net cash used by investing activities                       (6,600)      (17,200)
                                                      ------------    ------------
Cash flows from financing activities:
    Proceeds of borrowings on bank and other loans       1,343,800       120,000
    Proceeds of stock options and warrants exercised        55,000         3,500
    Payments on bank and other loans                    (1,386,000)     (200,000)
                                                      ------------    ------------
Net cash provided (used) by financing activities            12,800       (76,500)
                                                      ------------    ------------
Net decrease in cash and cash equivalents                  (18,200)       (6,700)

Cash and cash equivalents at beginning of period           256,000        60,500
                                                      ------------    ------------

Cash and cash equivalents at end of period             $   237,800    $   53,800
                                                      =============   ============

                 See Notes to Consolidated Financial Statements
                               (Unaudited)

                          HADRON, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation

      The interim consolidated financial statements for Hadron, Inc. (the "Company") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999 ("1999 Form 10-K") filed with the Securities and Exchange Commission.

      Certain reclassifications have been made to prior year amounts to conform to current year classifications.


2.   Debt

      In connection with the December 1998 purchase of Vail Research and Technology Corporation ("Vail"), the Company issued two non-interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing note, which is based upon the collection of Vail's accounts receivable, shall be payable each month in the amount of $25,000 for twelve months. As of September 30, 1999, $211,000 has been paid and $14,000 offset due to post-closing adjustments, leaving an outstanding note balance of $75,000. The $100,000 non-interest promissory note is due and payable on the two-year anniversary of the closing date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable.

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provides the Company with a one-year $1.5 million line of credit facility (the "Credit Facility") and a three-year $1.5 million term loan (the "Term Loan"). Interest on each of the facilities is at the prime rate plus 150 basic points. Dr. Gilluly and his wife have personally guaranteed the Term Loan.

      The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Company has been unable to comply with certain of these original financial covenants at September 30, 1999 due to operating losses incurred. The Company is working with its bank to modify the covenants. Because the covenants have not yet been modified, the long-term portion of the debt totaling $875,000 is technically in default and has been classified as current.

      The Credit Facility replaces the Company's previous line of credit with Century National Bank. At September 30, 1999, the Company had outstanding borrowings of $797,000 under this facility. Proceeds from the Term Loan were used to repay the Company's $1.5 million in short-term notes that were issued in connection with the Company's May 1999 acquisition of Avenue Technologies, Inc. ("ATI"). The Term Loan provides for monthly principal payments of approximately $42,000, plus interest. As of September 30, 1999, principal payments of $125,000 have been made, leaving an outstanding balance of $1,375,000.

      The Term Loan and the Credit Facility are secured by the accounts receivable and other assets of the Company. In addition, the 3-year $998,000 convertible notes, interest payable at 6%, issued by the Company to the former shareholders of ATI in connection with the Company's acquisition of ATI were subordinated to the Company's obligations under the Term Note and the Credit Facility. The notes are convertible into 444,000 shares of Company's Common Stock at $2.25 per share.

3.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:
                                          Three Months ended
                                             September 30,
                                           1999         1998
                                        ----------   ----------
Numerator:
 Net Income (loss)                      $(451,300)   $ 116,000

 Effect of dilutive securities:
  Convertible debt                          -            3,000
                                        ----------   ----------
 Numerator for diluted earnings
  per share - income available
  to common shareholders after
  assumed conversion                    $(451,300)   $ 119,000
                                        ==========   ==========
 Denominator:
  Denominator for basic
   earnings per share:
   weighted average shares
   outstanding                          2,492,299    1,736,621

  Effect of dilutive securities:
   Warrants                                  -         888,557
   Employee stock options                    -         274,256
   Convertible debt                          -         200,000
                                        ----------   ----------

Denominator for diluted
  earnings per share                     2,492,299   3,099,434
                                        ==========   ==========
 Basic earnings per share                $    (.18)  $     .07
                                        ==========   ==========
 Diluted earnings per share              $    (.18)  $     .04
                                        ==========   ==========

      Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

4.   Concentration of Business

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


5.   Business segments and major customers

      The Company has four reportable segments comprising its individual operating subsidiaries - Avenue Technologies, Inc. ("ATI"), Engineering & Information Services, Inc. ("EISI"), SyCom Services, Inc. ("SyCom"), and Vail Research and Technology Corporation ("Vail"). Each of the operating subsidiaries performs within the Company's one industry segment, providing engineering, computer support services and other professional technical services. The reportable segments are distinguished by their individual clients, prior experience and technical skills within the industry segment.

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

               HADRON, INC.
 REPORTABLE SEGMENTS - FASB STATEMENT 131
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
               1999 AND 1998
-------------------------------------------

               DESCRIPTON:                      1999          1998
------------------------------------------  -----------    -----------

Trade revenues:
  ATI                                      $ 1,381,100     $     -
  EISI                                       2,519,700       2,766,700
  Sycom                                      1,335,300       2,188,800
  Vail                                          66,800           -
  Corporate                                      3,700           8,500
                                            -----------    -----------
Total trade revenues                       $ 5,306,600     $ 4,964,000
                                            ===========    ===========

Net income/(loss):
  ATI                                      $ (219,100)     $     -
  EISI                                         (2,300)         108,200
  Sycom                                      (115,000)          (8,100)
  Vail                                        (62,500)            -
  Corporate                                   (52,400)          15,900
                                            -----------    -----------
Total net income/(loss)                    $ (451,300)     $   116,000
                                            ===========    ===========

Assets:
  ATI                                      $3,709,700      $      -
  EISI                                      1,221,300       1,820,100
  Sycom                                       595,400         881,700
  Vail                                        778,400             -
  Corporate                                   320,800         539,700
                                            -----------    -----------
Total assets                               $6,625,600      $3,241,500
                                            ===========    ===========

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND
            QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999
              TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998


      Revenues for the three months ended September 30, 1999 were approximately $5,307,000, a 7% increase from the prior year quarter. This increase reflects revenues from newly acquired companies ATI and Vail, partially offset by fewer contract requirements at major government and commercial customers of both EISI and SyCom, primarily due to certain government budgetary constraints.

      Costs of revenue for the quarter ended September 30, 1999 were approximately $4,593,000, an increase of approximately 5%. The increase is primarily due to the costs associated with the increased revenues from ATI and Vail. Costs of revenue as a percentage of revenues were approximately 87% and 88% for the quarters ended September 30, 1999 and 1998, respectively. This 1% decrease is primarily due to incorporating the cost mixes of the newly acquired companies ATI and Vail, partially offset by the retaining of technical personnel on overhead while awaiting new customer tasking and funding.

       Selling, general and administrative expenses totaled approximately $1,072,000 for the September 30, 1999 quarter, compared with approximately $451,000 for the prior year period. The increase is primarily due to the addition of key administrative personnel of ATI and Vail, coupled with the Company's aggressive business development efforts targeting the biological weapons defense and counter terrorism arenas.

     The Company had an operating loss of $358,000 in the current quarter, compared to an operating profit of $135,000 in the corresponding prior period. This decrease is primarily attributable to the loss of billable employees due to customer cutbacks, coupled with the retaining of technical personnel on overhead while awaiting new customer tasking and funding, along with the increase in corporate personnel hired to develop the Company's initiatives in the areas of biological weapons defense and counter terrorism.

      For the quarters ended September 30, 1999 and 1998, net interest expense increased approximately $74,000 due to higher outstanding borrowings and increases in debt associated with the recent acquisitions.

       Net loss was $451,000, compared to net income of approximately $116,000 in the prior year quarter. The decrease resulted from the loss of billable positions and hiring freezes by the Company's major customers, coupled with the costs of retaining key technical professional personnel and diversifying business development efforts.

CAPITAL RESOURCES AND LIQUIDITY

      The working capital deficit at September 30, 1999 increased by approximately $1,243,000 from June 30, 1999 primarily due to trickle-down effect resulting from the downturn experienced by the Company's two largest customers, the Company's costs associated with its business development endeavors, and the consequence of the Company's inability to meet the financial covenants of its bank credit facility.

      Effective June 29, 1999, the Company entered into a Line of Credit Agreement with United Bank, which provides the Company with a $1,500,000 line of credit facility. The line of credit provides additional working capital availability to fund the Company's growth. Borrowings outstanding under the line of credit totaled $797,000 at September 30, 1999.

     The Company has been unable to comply with certain of the original financial covenants of its bank credit facility at September 30, 1999 due to operating losses incurred. The Company is working with its bank to modify the covenants. Because the covenants have not yet been modified, the long-term portion of the debt totaling $875,000 is technically in default and has been classified as current. The Company believes it has good relationships with its bank and the bank will continue to work with the Company as it seeks to improve its financial condition. The Company anticipates that it will be able to work with its bank such that the debt is not called. However, the inability of the Company to modify the covenants could have a material adverse affect on the Company's liquidity, financial condition and results of operations.

       The Company is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $21,000.

      For the three months ended June 30, 1999, the Company received new capital of $55,000, resulting from the exercise of warrants.

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

                    27Financial Data Schedule.


     (b)  Reports on Form 8-K

                    None.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: November 15, 1999             HADRON, INC.
                                   (Registrant)



By:/S/ C.W. Gilluly                By:/S/ C.W. Gilluly
   C. W. Gilluly Ed.D.                C.W. Gilluly Ed.D.
   Chief Executive Officer         Acting Chief Financial Officer
     and Chairman                  (Principal Financial Officer
(Principal Executive Officer)       Officer and Principal
                                   Accounting Officer)