Form 10-Q
period 1999-12-31
HADRON INC
filed 2000-02-14
CIK 44800

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1999 or

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

                      5904 Richmond Highway
                            Suite 300
                   Alexandria, Virginia 22303
            (Address of principal executive offices)

        Registrant's Telephone number including area code
                         (703) 329-9400

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

As of February 10, 2000, 2,808,560 shares of the Common Stock of the registrant were outstanding.

                          HADRON, INC.
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at             3
                December 31, 1999 and June 30, 1999

               Consolidated Statements                    5
                of Operations for the Three and Six
                Months Ended December 31, 1999 and 1998

               Consolidated Statements                    6
                of Cash Flows for the Six Months Ended
                December 31, 1999 and 1998

               Notes to Consolidated                      7
                Financial Statements

     Item 2.   Management's Discussion and Analysis      11
                of Financial Condition and Results
                of Operations

Part II Other Information:

     Item 4.   Submission of Matters to a Vote
                Of Security Holders                      15

     Item 6.   Exhibits and Reports on Form 8-K          15


SIGNATURES                                               16

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND JUNE 30, 1999


                                                           DEC. 31,     JUNE 30,
     ASSETS                                                  1999         1999
                                                          (Unaudited)
     ------                                             ------------  ----------
     Current assets:
       Cash and cash equivalents                        $   193,200  $   256,000
       Accounts receivable, net                           3,354,300    3,495,700
       Prepaid expenses and other                           165,600      255,400
                                                        ------------  ----------

         Total current assets                             3,713,100    4,007,100
                                                        ------------  ----------

     Fixed assets                                           256,600      290,900
     Goodwill                                             2,098,600    2,246,600
     Other                                                   58,900      145,100
                                                        ------------  ----------
         Total other assets                               2,414,100    2,682,600
                                                        ------------  ----------

     Total assets                                       $ 6,127,200  $ 6,689,700
                                                        ============  ==========

                   See Notes to Consolidated Financial Statements
                                     (Unaudited)

HADRON, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND JUNE 30, 1999



                                                                    DEC. 31,        JUNE 30,
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   1999            1999
                                                                   (Unaudited)
--------------------------------------------------              ---------------   -------------
     Current liabilities:
       Accounts payable                                          $      793,900   $     917,100
       Note payable - line of credit                                  1,267,500         638,800
       Note payable                                                   1,250,000         500,000
       Note payable - related party                                     100,000         150,000
       Other current liabilities                                      1,756,100       1,867,800
                                                                 --------------   -------------
         Total current liabilities                                    5,167,500       4,073,700
                                                                 --------------   -------------

     Notes payable                                                      292,700       1,292,700
     Notes payable - related parties                                    705,100         805,100
     Other                                                               41,800          62,600
                                                                 --------------   -------------
         Total long-term liabilities                                  1,039,600       2,160,400
                                                                 --------------   -------------

     Total liabilities                                                6,207,100       6,234,100
                                                                 --------------   -------------
     Shareholders' equity (deficit):

     Common stock $.02 par; authorized 20,000,000 shares;
     issued and outstanding  -  December 31, 1999,
     2,808,860 shares, and June 30, 1999, 2,487,518 shares               56,200          49,700
     Additional capital                                               9,847,300       9,758,300
     Accumulated deficit                                             (9,983,400)     (9,352,400)
                                                                 --------------   -------------
     Total shareholders' equity (deficit)                               (79,900)        455,600
                                                                 --------------   -------------

     Total liabilities and shareholders' equity (deficit)        $    6,127,200   $   6,689,700
                                                                 ==============   =============

                                  See Notes to Consolidated Financial Statements
                                                   (Unaudited)

             HADRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                        Three Months Ended              Six Months Ended
                                           December 31                     December 31,
                                       1999           1998             1999           1998
                                    -----------    ------------    ------------   -------------

Revenues                            $ 4,960,700    $  4,831,000    $ 10,267,300    $  9,795,000
                                    -----------    ------------    ------------   -------------
Operating costs and expenses:
 Costs of revenue                     4,160,600       4,315,600       8,753,200       8,693,600
 Selling,general and
   administrative                       923,500         464,100       1,995,200         915,400
                                    -----------    ------------    ------------   -------------
Total operating costs
 and expenses                         5,084,100       4,779,700      10,748,400       9,609,000
                                    -----------    ------------    ------------   -------------
Operating income (loss)                (123,400)         51,300        (481,100)        186,000
                                    -----------    ------------    ------------   -------------
Other expense:
  Interest expense (net)                (87,600)        (15,300)       (166,500)        (20,600)
  Other income (expense)                 31,300            (300)         16,600          (2,800)
                                    -----------    ------------    ------------   -------------
Total other expense                     (56,300)        (15,600)       (149,900)        (23,400)
                                    -----------    ------------    ------------   -------------

Income (loss) before income taxes      (179,700)         35,700        (631,000)        162,600
                                    -----------    ------------    ------------   -------------
Provision for income taxes              -                 8,500         -                19,400
                                    -----------    ------------    ------------   -------------

Net income (loss)                   $  (179,700)   $     27,200        (631,000)  $     143,200
                                    ===========    ============    ============   =============

Per share data:

Net income (loss) per share
  Basic                             $      (.06)   $        .01    $       (.24)  $         .08
                                    ===========    ============    ============   =============
  Diluted                           $      (.06)   $        .01    $       (.24)  $         .05
                                    ===========    ============    ============   =============
Weighted average number of shares
  Basic                               2,709,922       1,737,032       2,599,915       1,736,826
                                    ===========    ============    ============   =============
  Diluted                             2,709,922       3,086,673       2,599,915       3,093,459
                                    ===========    ============    ============   =============

                                  See Notes to Consolidated Financial Statements
                                                 (Unaudited)

                      HADRON, INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
  FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                                               Six Months Ended
                                                                  December 31,
                                                              1999             1998
                                                        --------------  ----------------
Cash flows from operating activities:
  Net income (loss)                                     $     (631,000) $       143,200
                                                        --------------  ----------------
Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation and amortization                              208,700           21,100
    Provision for doubtful accounts receivable                 (85,000)         -
Changes in operating assets and liabilities:
    Accounts receivable                                        226,400        1,138,200
    Prepaid expenses and other                                  89,800            7,900
    Other assets                                                86,200           (3,300)
    Accounts payable                                          (123,200)        (357,900)
    Other current liabilities                                 (135,700)        (360,500)
    Other long-term liabilities                                (20,800)           2,100
                                                        --------------  ----------------
      Total adjustments                                        246,400          447,600
                                                        --------------  ----------------
Net cash provided (used) by operating activities              (384,600)         590,800
                                                        --------------  ----------------
Cash flows from investing activities:
    Property additions                                          (2,400)         (57,100)
    Purchase of Vail                                           -             (1,193,600)
    Cash acquired in connection with Vail purchase             -                779,700
                                                        --------------  ----------------
Net cash used by investing activities                           (2,400)        (471,000)
                                                        --------------  ----------------
Cash flows from financing activities:
    Proceeds of borrowings on bank and other loans           1,496,600          825,000
    Proceeds of stock options and warrants exercised            58,800            3,500
    Proceeds of employee stock purchases                        36,700           52,300
    Payments on bank and other loans                        (1,267,900)        (905,000)
                                                        --------------  ----------------
Net cash provided (used) by financing activities               324,200          (24,200)
                                                        --------------  ----------------
Net increase (decrease) in cash and cash equivalents           (62,800)          95,600

Cash and cash equivalents at beginning of period               256,000           60,500
                                                        --------------  ----------------

Cash and cash equivalents at end of period              $      193,200  $       156,100
                                                        ==============  ================

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


2.   Debt

      In connection with the December 1998 purchase of Vail Research and Technology Corporation ("Vail"), the Company issued two non-
interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing note, which was based upon the collection of Vail's accounts receivable, was payable each month in the amount of $25,000 for twelve months. As of December 31, 1999, $286,000 has been paid and $14,000 offset due to post-closing adjustments, satisfying the note obligation of $300,000. The $100,000 non-interest promissory note is due and payable on the two-year anniversary of the closing date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable.

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provides the Company with a one-year $1.5 million line of credit facility (the "Credit Facility") and a three-year $1.5 million term loan (the "Term Loan"). Interest on each of the facilities is at the prime rate plus 150 basic points. Dr. C.W. Gilluly, Chairman and Chief Executive Officer of the Company, and his wife have personally guaranteed the Term Loan.

     The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Company has been unable to comply with certain of these original financial covenants at December 31, 1999 due to operating losses incurred. The Company is working with its bank to modify the covenants. Because the covenants have not yet been modified, the long-term portion of the debt totaling $750,000 is technically in default and has been classified as current.

      The Credit Facility replaces the Company's previous line of credit with Century National Bank. At December 31, 1999, the Company had outstanding borrowings of $1,268,000 under this facility. Proceeds from the Term Loan were used to repay the Company's $1.5 million in short-term notes that were issued in connection with the Company's May 1999 acquisition of Avenue Technologies, Inc. ("ATI"). The Term Loan provides for monthly principal payments of approximately $42,000, plus interest. As of December 31, 1999, principal payments of $250,000 have been made, constituting all principal payments due at such time, leaving an outstanding balance of $1,250,000.

     The Term Loan and the Credit Facility are secured by the accounts receivable and other assets of the Company. In addition, the 3-year $998,000 convertible notes, interest payable at 6%, issued by the Company to the former shareholders of ATI in connection with the Company's acquisition of ATI, were subordinated to the Company's obligations under the Term Note and the Credit Facility. The notes are convertible into 444,000 shares of the Company's Common Stock at $2.25 per share.


3.   Earnings Per Share

      The  following  table sets forth the computation  of  basic  and diluted earnings per share:
                                   Three Months ended       Six Months Ended
                                      December 31,            December 31,
                                   1999          1998       1999        1998
                                   ----          ----       ----        ----


 Numerator:  Net Income (Loss)     $(179,700)    $ 27,200   $(631,000)   $ 143,200

 Effect of dilutive securities:
   Convertible debt                    -            3,000        -           6,000
                                   ---------     --------   ----------   ---------
 Numerator for diluted earnings
  per share - income available
  to common shareholders after
   assumed conversion              $(179,700)    $ 30,200   $(631,000)    $149,200
                                   ==========    ========   ===========  =========
 Denominator:
  Denominator for basic
   earnings per share:
   weighted average shares
    outstanding                    2,709,922    1,737,032    2,599,915   1,736,826

 Effect of dilutive securities:
  Warrants                                        881,413                  885,079
  Employee stock options                          268,228                  271,554
  Convertible debt                                200,000                  200,000
                                   ---------     --------   ----------   ---------
 Denominator for diluted
   earnings  per  share            2,709,922    3,086,673    2,599,915   3,093,459
                                   =========    =========   ==========   =========

 Basic  earnings  per share        $    (.06)     $   .01    $    (.24)  $     .08
                                   =========    =========   ==========   =========

 Diluted  earnings per share       $    (.06)     $   .01    $    (.24)  $     .05
                                   =========    =========   ==========   =========

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


5.   Business segments and major customers

       The Company has four reportable segments, comprising its individual operating subsidiaries: Avenue Technologies, Inc. ("ATI"), Engineering & Information Services, Inc. ("EISI"), SyCom Services, Inc. ("SyCom"), and Vail Research and Technology Corporation ("Vail"). Each of the operating subsidiaries performs within the Company's one industry segment, providing engineering, computer support services and other professional technical services. The reportable segments are distinguished by their individual clients, prior experience and technical skills within the industry segment.

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

       HADRON, INC.
REPORTABLE SEGMENTS - FASB               FOR THE THREE AND SIX MONTHS
       STATEMENT 131                   ENDED DECEMBER 31, 1999 AND 1998

                             THREE MONTHS   THREE MONTHS  SIX MONTHS   SIX MONTHS
                                 ENDED         ENDED         ENDED       ENDED
                               DEC. 1999     DEC, 1998    DEC. 1999     DEC.1998
        DESCRIPTON:
---------------------------  ------------   -----------   -----------   ----------
Trade revenues:
  ATI                       $  1,207,900   $     -        $   2,589,000  $    -
  EISI                         2,426,800      2,725,400       4,946,500    5,492,100
  SyCom                        1,194,700      2,046,400       2,530,000    4,235,200
  Vail                            37,200         51,500         104,000       51,500
  Corporate                       94,100          7,700          97,800       16,200
                             ------------    -----------    ------------  -----------
Total trade revenues        $  4,960,700   $  4,831,000   $  10,267,300  $ 9,795,000
                             ============    ===========    ============  ===========

Net income/(loss):
  ATI                       $   (170,600)  $     -        $    (389,700) $    -
  EISI                           153,500        118,300         151,200      226,500
  SyCom                         (137,000)       (45,800)       (252,000)     (53,900)
  Vail                           (61,400)         2,900        (123,900)       2,900
  Corporate                       35,800        (48,200)        (16,600)     (32,300)
                             ------------    -----------    ------------  -----------
Total net income            $   (179,700)  $     27,200   $    (631,000) $   143,200
                             ============    ===========    ============  ===========

Assets:
  ATI                       $  3,644,400   $     -        $   3,644,400  $    -
  EISI                         1,134,400      1,058,900       1,134,400    1,058,900
  SyCom                          414,400        680,300         414,400      680,300
  Vail                           735,800      1,087,700         735,800    1,087,700
  Corporate                      198,200        658,400         198,200      658,400
                             ------------    -----------    ------------  -----------
Total assets                $  6,127,200   $  3,485,300   $   6,127,200  $ 3,485,300
                             ============    ===========    ============  ===========

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND
               QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999
                 TO THE THREE MONTHS ENDED DECEMBER 31, 1998


      Revenues for the three months ended December 31, 1999 were approximately $4,961,000, a 3% increase from the prior year quarter. This increase reflects revenues from recently acquired ATI, partially offset by fewer contract requirements at major government and commercial customers of both EISI and SyCom, primarily due to certain government budgetary constraints.

      Costs of revenue for the quarter ended December 31, 1999 were approximately $4,161,000, a decrease of approximately 4%. The decrease is primarily due to the lowered personnel costs of both EISI and SyCom due to certain government budgetary constraints, partially offset by the costs associated with the increased revenues from ATI and Vail. Costs of revenue as a percentage of revenues were approximately 84% and 89% for the quarters ended December 31, 1999 and 1998, respectively. This 5% decrease is primarily due to incorporating the cost mixes of the recently acquired companies, ATI and Vail, coupled with the reduction in retention of technical personnel on overhead while awaiting new customer tasking and funding.

        Selling, general and administrative expenses totaled approximately $924,000 for the December 31, 1999 quarter, compared with approximately $464,000 for the prior year quarter. The increase is primarily due to the addition of key administrative personnel of ATI and Vail, the Company's business development efforts targeting the biological weapons defense and counterterrorism arenas, along with the amortization of goodwill associated with the purchase of ATI.

     The Company had an operating loss of $123,000 in the December 31, 1999 quarter, compared to an operating profit of $51,000 in the corresponding prior period. This operating loss is primarily attributable to the loss of billable employees due to customer cutbacks, coupled with the increase in corporate personnel hired to develop the Company's initiatives in the areas of biological weapons defense and counterterrorism.

      Net interest expense increased approximately $72,000 between the quarter ended December 31, 1998 and the quarter ended December 31, 1999, due to higher outstanding borrowings and increases in debt associated with the recent acquisitions.

      The net loss for the quarter ended December 31, 1999 was $180,000, compared to net income of approximately $27,000 in the prior year quarter. The net loss resulted primarily from the loss of billable positions and hiring freezes by the Company's major customers, coupled with the costs of retaining key technical professional personnel and diversifying business development efforts.

            COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1999
                  TO THE SIX MONTHS ENDED DECEMBER 31, 1998


      Revenues for the six months ended December 31, 1999 were approximately $10,267,000, a 5% increase from the prior year period. This increase reflects revenues from recently acquired ATI and Vail, partially offset by fewer contract requirements at major government and commercial customers of both EISI and SyCom, primarily due to certain government budgetary constraints.

      Costs of revenue for the six months ended December 31, 1999 were approximately $8,753,000, an increase of approximately 1%. The increase is primarily due to the costs associated with the increased revenues from ATI and Vail, partially offset by the loss of billable personnel at both EISI and SyCom. Costs of revenue as a percentage of revenues were approximately 85% and 89% for the period ended December 31, 1999 and 1998, respectively. This 4% decrease is primarily due to incorporating the cost mixes of recently acquired ATI and Vail.

        Selling, general and administrative expenses totaled approximately $1,995,000 for the six months ended December 31, 1999, compared with approximately $915,000 for the prior year period. The increase is primarily due to the addition of key administrative personnel of ATI and Vail, the Company's business development efforts targeting the biological weapons defense and counterterrorism arenas and the goodwill amortization associated with the purchase of ATI.

      The Company had an operating loss of $481,000 for the six months ended December 31, 1999, compared to an operating profit of $186,000 in the prior year period. This operating loss is primarily attributable to the loss of billable employees due to customer cutbacks, coupled with the retaining of technical personnel on overhead while awaiting new customer tasking and funding, along with the increase in corporate personnel hired to develop the Company's initiatives in the areas of biological weapons defense and counterterrorism.

      Net interest expense increased approximately $146,000 from the six months ended December 31, 1998 to the six months ended December 31, 1999, due to higher outstanding borrowings and increases in debt associated with the recent acquisitions.

      The  net  loss for the six months ended December  31,  1999  was
$631,000, compared to net income of approximately $143,000 in the prior year period. The net loss resulted primarily from the loss of billable positions and hiring freezes by the Company's major customers, coupled with the costs of retaining key technical professional personnel and diversifying business development efforts.

CAPITAL RESOURCES AND LIQUIDITY

      The working capital deficit at December 31, 1999 increased by approximately $1,388,000 from June 30, 1999 primarily due to the trickle-down effect resulting from the downturn experienced by the Company's two largest customers, the Company's costs associated with its business development endeavors, and the consequence of the Company's inability to meet the financial covenants of its bank credit facility.

      Effective June 29, 1999, the Company entered into a Line of Credit Agreement with United Bank, which provides the Company with a $1,500,000 line of credit facility. The line of credit provides additional working capital availability to fund the Company's growth. Borrowings outstanding under the line of credit totaled $1,268,000 at December 31, 1999.

      The Company has been unable to comply with certain of the original financial covenants of its bank credit facility at December 31, 1999 due to operating losses incurred. The Company is working with its bank to modify the covenants. Because the covenants have not yet been modified, the long-term portion of the debt totaling $750,000 is technically in default and has been classified as current. The Company believes it has a good relationship with its bank, and that the bank will continue to work with the Company as it seeks to improve its financial condition. Based upon the foregoing, the Company currently believes that the debt will not be called. However, the inability of the Company to modify the covenants or to maintain compliance with the covenants going forward, could have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company may require an infusion of capital to pursue its new business development strategy and/or to facilitate compliance with bank loan covenants.

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $25,000.

      For the six months ended December 31, 1999, the Company received new capital of $96,000, resulting from the exercise of stock warrants and options and purchase of stock in connection with the Company's Stock Purchase Program.


Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, resulting in possible system failure or miscalculations causing disruptions of operations. The Company has not experienced any significant operational problems or costs associated with the Year 2000 issue to date.

      Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. These forward-looking statements may be identified by reference to a future period by use of forward-looking terminology such as "anticipate", "expect", "could", "may" and other words of a similar
nature.   There  are certain important factors and  risks  that  could cause results to differ materially from those anticipated by the statements contained herein. Such factors and risks include business
conditions   and  growth  in  the  information  services,  engineering
services, software development and government contracting arenas and in the economy in general. Competitive factors include the pressures
toward   consolidation  of  small  government  contracts  into  larger contracts awarded to major, multi-national corporations; the Company's ability to continue to recruit and retain highly skilled technical, managerial and sales/marketing personnel; and the Company's ability to
successfully  identify,  complete and integrate  acquisitions.   Other
risks may be detailed from time to time in the Company's SEC reports.

Part II.  Other Information

     Items 1-3.

          None.

     Item 4. Submission of Matters to a Vote of Security of Security Holders

     a)  The Company's Annual Meeting of Stockholders was held on December
         7, 1999.

     b) At the Annual Meeting, the Company's stockholders re-elected the Company's five directors, approved an amendment to the Company's 1997 Employee Stock Purchase Plan to increase by 350,000 the shares reserved for issuance thereunder, and ratified the appointment of Ernst & Young LLP as the Company's independent accountants.

         The following votes were cast at the Annual Meeting with respect to each of the matters above:

Directors:
                                                      Abstentions and
Directors            Votes For      Votes Withheld   Broker Non-Votes
---------            ---------       -------------   -----------------
C.W. Gilluly         2,225,464          19,396               -
William Howard       2,220,644          24,216               -
Robert J. Lynch      2,220,664          24,196               -
John D. Sanders      2,220,664          24,196               -
Howard C. Whetzel    2,220,664          24,196               -

Amendment to the 1997 Employee Stock Purchase Plan:
                                                   Abstentions and
Votes For                   Votes Against         Broker Non-Votes
---------                   -------------         ----------------
2,115,986                      119,419                  9,455

Ratification of Appointment of Accountants:

                                                   Abstentions and
Votes For                   Votes Against         Broker Non-Votes
---------                   -------------         ----------------
2,211,727                      11,040                  22,093

     Item 5.        Other Information

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


Date: February 14, 2000                   HADRON, INC.
                                         (Registrant)



By:/S/ C.W. Gilluly             By:/S/ C.W. Gilluly
   C.W. Gilluly Ed.D.              C.W. Gilluly Ed.D.
   Chief Executive Officer         Acting Chief Financial Officer
     and Chairman                    (Principal Financial
     (Principal Executive Officer)    Officer and Principal
                                      Accounting Officer)