Form 10-Q
period 2000-03-31
HADRON INC
filed 2000-05-15
CIK 44800

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000 or

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

As of May 9, 2000, 5,106,226 shares of the Common Stock of the registrant were outstanding.

                          HADRON, INC.
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements


               Consolidated Balance Sheets at              3
                March 31, 2000 and June 30, 1999

               Consolidated Statements                     5
                of Operations for the Three and Nine
                Months Ended March 31, 2000 and 1999


               Consolidated Statements                     6
                of Cash Flows for the Nine Months Ended
                March 31, 2000 and 1999


               Notes to Consolidated Financial             7
                Statements

     Item 2.   Management's Discussion and Analysis       12
                of Financial Condition and Results
                of Operations

Part II Other Information:

     Item 2.   Changes in Securities and Use of
                Proceeds                                  17

     Item 6.   Exhibits and Reports on Form 8-K           17


SIGNATURES                                                19


                               HADRON, INC.
                        CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2000 AND JUNE 30, 1999


                                               MARCH 31,         JUNE 30,
             ASSETS                                2000             1999
                                              -------------     ------------
                                              (Unaudited)
             Current assets:
               Cash and cash equivalents     $       38,200   $      256,000
               Accounts receivable, net           3,561,700        3,495,700
               Prepaid expenses and other           160,200          255,400
                                               ------------     ------------

                 Total current assets             3,760,100        4,007,100
                                               ------------     ------------

             Fixed assets                           225,900          290,900
             Goodwill                             2,012,600        2,246,600
             Other                                   50,500          145,100
                                               ------------     ------------
                 Total other assets               2,289,000        2,682,600
                                               ------------     ------------

             Total assets                    $    6,049,100   $    6,689,700
                                               ============      ===========


              See Notes to Consolidated Financial Statements
                                (Unaudited)


                             HADRON, INC.
                      CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2000 AND JUNE 30, 1999

                                                               MARCH 31,         JUNE 30,
   LIABILITIES AND SHAREHOLDERS' EQUITY                           2000              1999
                                                             ------------      ------------
                                                              (Unaudited)
   Current liabilities:
     Accounts payable                                        $       676,200   $      917,100
     Note payable - line of credit                                   789,600          638,800
     Note payable                                                    500,000          500,000
     Notes payable - related party                                   330,000          150,000
     Other current liabilities                                     1,592,000        1,867,800
                                                                ------------      -----------
       Total current liabilities                                   3,887,800        4,073,700
                                                                ------------      -----------

   Notes payable                                                     917,700        1,292,700
   Notes payable - related parties                                   705,100          805,100
   Other                                                             100,000           62,600
                                                                ------------       -----------
       Total long-term liabilities                                 1,722,800        2,160,400
                                                                ------------      -----------

   Total liabilities                                               5,610,600        6,234,100
                                                                ------------      -----------
   Shareholders' equity:

   Common stock $.02 par; authorized 20,000,000 shares;
   Issued and outstanding  -  March 31, 2000,
   5,059,826 shares And June 30, 1999, 2,487,518 shares              101,200           49,700
   Additional capital                                             10,638,400        9,758,300
   Accumulated deficit                                           (10,301,100)      (9,352,400)
                                                                ------------      -----------
   Total shareholders' equity                                        438,500          455,600
                                                                ------------      -----------

   Total liabilities and shareholders' equity                $     6,049,100   $    6,689,700
                                                                ============     ============

            See Notes to Consolidated Financial Statements
                              (Unaudited)

                                  HADRON, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                       Three Months Ended                Nine Months Ended
                                           March 31,                          March 31,
                                    2000              1999              2000            1999
                                -----------      -------------     ------------     -----------
Revenues                       $  4,754,800   $      5,148,200   $   15,022,100  $   14,943,200
                                -----------      -------------      ------------    -----------
Operating costs and expenses:
  Costs of revenue                3,991,700          4,509,500       12,744,900      13,203,100
  Selling, general and              964,700            582,700        2,959,900       1,498,100
administrative
                               ------------      -------------      ------------    -----------
Total operating costs and         4,956,400          5,092,200       15,704,800      14,701,200
expenses
                               ------------      -------------      ------------    -----------
Operating income (loss)            (201,600)            56,000         (682,700)        242,000
                               ------------      -------------      ------------    -----------
Other expense:
  Interest expense (net)            (91,800)            (3,200)        (258,300)        (23,800)
  Other expense                     (24,300)              (100)          (7,700)         (2,900)
                                ------------      -------------     ------------    -----------
Total other expense                (116,100)            (3,300)        (266,000)        (26,700)
                                ------------      -------------     ------------    -----------

Income (loss) before income        (317,700)             52,700        (948,700)        215,300
taxes

Provision for income taxes            -                   5,500          -                24,900
                                ------------      -------------      ------------    -----------

Net income (loss)               $  (317,700)   $         47,200   $    (948,700)  $      190,400
                                ============      =============     ============     ===========

Per share data:

Net income (loss) per share
  Basic                         $    (.11)      $      .03         $    (.35)      $     .11
                                ============      =============     ============     ===========
  Diluted                       $    (.11)      $      .01         $    (.35)      $     .06
                                ============      =============     ============     ===========
Weighted average number of
shares
  Basic                            2,833,692          1,849,432        2,677,273       1,774,225
                                ============      =============     ============     ===========
  Diluted                          2,833,692          3,133,088        2,677,273       3,109,660
                                ============      =============     ============     ===========

                 See Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  HADRON, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                                              Nine Months Ended
                                                                   March 31,
                                                              2000            1999
                                                          ----------        -----------
Cash flows from operating activities:
  Net income (loss)                                    $    (948,700)  $       190,400
                                                          -----------       -----------
Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation and amortization                            343,300            56,350
Changes in operating assets and liabilities:
    Accounts receivable                                      (66,000)        1,240,800
    Prepaid expenses and other                                95,200               150
    Other assets                                              94,600            (2,400)
    Accounts payable                                        (240,900)         (620,900)
    Other current liabilities                               (299,800)         (242,400)
    Other long-term liabilities                               37,400             3,100
                                                          -----------       -----------
      Total adjustments                                      (36,200)          434,700
                                                          -----------       -----------
Net cash provided (used) by operating activities            (984,900)          625,100
                                                          -----------       -----------
Cash flows from investing activities:
    Property additions                                       (20,400)          (91,000)
    Purchase of Vail                                           -            (1,193,600)
    Cash acquired in connection with Vail purchase             -               779,700
                                                          -----------       -----------
Net cash used by investing activities                        (20,400)         (504,900)
                                                          -----------       -----------
Cash flows from financing activities:
    Proceeds of borrowings on bank and other loans         1,726,700           825,000
    Proceeds of stock options and warrants exercised          59,900             3,500
    Proceeds of investment group                             835,000            -
    Proceeds of employee stock purchases                      36,700            52,300
    Payments on bank and other loans                      (1,870,800)         (994,100)
                                                          -----------       -----------
Net cash provided (used) by financing activities             787,500          (113,300)
                                                          -----------       -----------
Net increase (decrease) in cash and cash equivalents        (217,800)            6,900

Cash and cash equivalents at beginning of period             256,000            60,500
                                                          -----------       -----------
Cash and cash equivalents at end of period             $      38,200   $        67,400
                                                          ===========      ===========

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

      Certain reclassifications have been made to prior period amounts to conform to current period classifications.


2.  Debt

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provides the Company with a one-year $1.5 million line of credit facility (the "Credit Facility") and a three-year $1.5 million term loan (the "Term Loan"). Interest on each of the facilities is at the prime rate plus 150 basic points. Dr. C.W. Gilluly, Chairman of the Company, and his wife have personally guaranteed the Term Loan. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements.

      On  April  12,  2000,  the Company  entered  into  a  First
Modification  and  Extension Agreement  (this  "Agreement")  with
United Bank. This Agreement extends the maturity date on the Credit Facility from June 29, 2000 to October 31, 2000.

      On April 12, 2000, the Company entered into an Amended and Restated Guaranty of Payment with Dr. Gilluly and his wife to modify their personal guarantee on the Notes to cover 50% of the aggregate principal outstanding in an amount not to exceed $750,000, through October 31, 2000. In addition, Jon M. Stout, the Company's newly elected President and Chief Executive Officer, pursuant to the April, 12, 2000 Guaranty of Payment, will guarantee the remaining 50% of the principal outstanding in an amount not to exceed $750,000, through October 31, 2000. On April 12, 2000, United Bank granted a waiver and modification of the original financial covenants set forth in the Loan Agreement through June 30, 2000. The Company is now in compliance with these modified financial covenants.

     The Credit Facility replaces the Company's previous line of credit with Century National Bank. At March 31, 2000, the
Company had outstanding borrowings of $790,000 under this facility. Proceeds from the Term Loan were used to repay the Company's $1.5 million in short-term notes that were issued in connection with the Company's May 1999 acquisition of Avenue Technologies, Inc. ("ATI"). The Term Loan provides for monthly principal payments of approximately $42,000, plus interest. As of March 31, 2000, principal payments of $375,000 have been made, constituting all principal payments due at such time, leaving an outstanding balance of $1,125,000.

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

      In January 2000, the Company borrowed $430,000 from Dr. C.W. Gilluly to meet its operating needs. On February 15, 2000, these borrowings were converted into a $430,000 note payable, due on demand, to Dr. Gilluly with interest of 12% per annum. In consideration of the loans evidenced by this Note, the Company issued to Dr. Gilluly a warrant, which entitles him to purchase 430,000 shares of Common Stock, par value $0.02 per share, at the exercise price of seventy-two cents ($0.72) ("Warrant"). The term of the Warrant is for a period of five years, commencing on February 15, 2000 and ending February 15, 2005. As of March 31, 2000, the Company has made principal and interest payments of $200,000 and $10,400, respectively, leaving an outstanding note balance of $230,000.

      In connection with the December 1998 purchase of Vail Research and Technology Corporation ("Vail"), the Company issued two non-interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing note, which was based upon the collection of Vail's accounts receivable, was payable each month in the amount of $25,000 for twelve months. As of December 31, 1999, $286,000 has been paid and $14,000 offset due to post-closing adjustments, satisfying the note obligation of $300,000. The $100,000 non-interest bearing promissory note is due and payable on the two-year anniversary of the closing date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable.

3.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months ended           Nine Months Ended
                                             March 31,                    March 31,
                                        2000          1999          2000           1999
                                    ----------     ---------     ----------      ----------

Numerator: Net Income (Loss)        $(317,700)     $  47,200     $(948,700)      $ 190,400
 Effect of dilutive securities:
  Convertible debt                       -             3,000          -              9,000
                                    ----------     ---------     ----------      ----------
 Numerator for diluted earnings
  per share - income available
  to common shareholders after
  assumed conversion                $(317,700)     $  50,200     $(948,700)      $ 199,400
                                    ==========     =========     ==========      =========
 Denominator:
  Denominator for basic
   earnings per share:
   weighted average shares
     outstanding                    2,833,692      1,849,432     2,677,273       1,774,225

  Effect of dilutive securities:
   Warrants                                          846,743                       874,286
   Employee stock options                            236,913                       261,149
   Convertible debt                                  200,000                       200,000
                                    ----------     ---------     ----------      ----------

 Denominator for diluted
   earnings  per  share              2,833,692     3,133,088      2,677,273      3,109,660
                                    ==========     =========     ==========      =========
 Basic earnings per share            $    (.11)   $      .03     $     (.35)     $     .11
                                    ==========     =========     ==========      =========
 Diluted earnings per share          $    (.11)   $      .01     $     (.35)     $     .06
                                    ==========     =========     ==========      =========


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


5.   Equity Capital

      On March 30, 2000, the Company received $877,500 in equity capital from a group of investors led by Jon M. Stout, who has been named to the position of President and Chief Executive
Officer.   The investment group, which also included  investment
banker J. Richard Knop and John D. Sanders, financial advisor and a member of the Company's Board of Directors, purchased 2,250,000 units, each consisting of one share of common stock and a warrant to purchase 0.9 shares of common stock, at $0.39 per unit. The
five-year  warrants  are exercisable at $0.72  per  share.   The
Company  incurred  legal  and  financial  fees  of  $42,500   in
connection with this investment.


6.   Business segments and major customers

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

HADRON, INC.
REPORTABLE SEGMENTS
FASB STATEMENT 131

                                     FOR THE THREE AND NINE MONTHS
                                     ENDED MARCH 31, 2000 AND 1999


                         THREE MONTHS  THREE MONTHS    NINE MONTHS     NINE MONTHS
                            ENDED          ENDED          ENDED           ENDED
                          MARCH 2000    MARCH 1999      MARCH 2000      MARCH 1999
    DESCRIPTON:
--------------------    ------------    -----------     -----------     -----------
Trade revenues:
  ATI                 $   1,088,000   $      -        $    3,677,000   $      -
  EISI                    2,255,100       2,801,500        7,201,600       8,293,600
  SyCom                   1,317,900       2,022,000        3,847,900       6,257,200
  Vail                       49,700         316,300          153,700         367,800
  Corporate                  44,100           8,400          141,900          24,600
                        ------------     -----------     ------------     -----------
Total trade revenues  $   4,754,800   $   5,148,200   $   15,022,100   $  14,943,200
                        ============     ===========     ============     ===========

Net income/(loss):
  ATI                 $     (230,600)  $      -        $     (620,300)  $      -
  EISI                        13,600          68,200          164,800         294,700
  SyCom                      (25,900)        (13,500)        (277,900)        (67,400)
  Vail                        (8,400)         (1,400)        (132,300)          1,500
  Corporate                  (66,400)         (6,100)         (83,000)        (38,400)
                         ------------     -----------     ------------     -----------
Total net income      $     (317,700)  $      47,200   $     (948,700)  $     190,400
                         ============     ===========     ============     ===========

Assets:
  ATI                 $    3,578,500   $      -        $    3,578,500   $      -
  EISI                       806,300         880,800          806,300         880,800
  SyCom                      567,700         781,700          567,700         781,700
  Vail                       700,500       1,169,000          700,500       1,169,000
  Corporate                  396,100         543,000          396,100         543,000
                         ------------     -----------     ------------     -----------
Total assets          $    6,049,100   $   3,374,500   $    6,049,100   $   3,374,500
                         ============     ===========     ============     ===========

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND
            QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000
                TO THE THREE MONTHS ENDED MARCH 31, 1999


      Revenues for the three months ended March 31, 2000 were approximately $4,755,000, an 8% decrease from the prior year quarter. This decrease is due to the hiring of certain of the Company's technical employees by EISI's major client and difficulties recruiting new technical employees at SyCom, partially offset by additional revenue from ATI.

      Costs of revenue for the quarter ended March 31, 2000 were approximately $3,992,000, a decrease of approximately 11%. The decrease is primarily due to the lowered personnel costs of both EISI and SyCom. Costs of revenue as a percentage of revenues were approximately 84% and 88% for the quarters ended March 31, 2000 and 1999, respectively. This 4% decrease is primarily due to incorporating the cost mixes of ATI and Vail, coupled with the reduction in retention of technical personnel on overhead while awaiting new customer tasking and funding.

       Selling, general and administrative expenses totaled approximately $965,000 for the March 31, 2000 quarter, compared with approximately $583,000 for the prior year quarter. The increase is primarily due to the addition of key administrative personnel of ATI and Vail, the Company's business development efforts targeting the biological weapons defense and counterterrorism arenas, along with the amortization of goodwill associated with the purchase of ATI.

      The Company had an operating loss of $202,000 in the March 31, 2000 quarter, compared to an operating profit of $56,000 in the corresponding prior period. This operating loss is primarily attributable to the loss of billable employees, as discussed above, coupled with the increase in corporate personnel hired to develop the Company's initiatives in the areas of biological weapons defense and counterterrorism.

     Net interest expense increased approximately $89,000 between the quarter ended March 31, 1999 and the quarter ended March 31, 2000, due to higher outstanding borrowings and increases in debt associated with the recent acquisitions.

      The net loss for the quarter ended March 31, 2000 was $318,000, compared to net income of approximately $47,000 in the prior year quarter. The net loss resulted primarily from the loss of billable positions, as discussed above, coupled with the costs of retaining key technical professional personnel and diversifying business development efforts.

          COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2000
                TO THE NINE MONTHS ENDED MARCH 31, 1999


      Revenues for the nine months ended March 31, 2000 were approximately $15,022,000, less than a 1% increase from the prior year period. This increase reflects revenues from ATI, partially offset by fewer contract requirements at major government and commercial customers of both EISI and SyCom, due to certain government budgetary constraints and the hiring of certain of the Company's technical employees by its major customers.

      Costs of revenue for the nine months ended March 31, 2000 were approximately $12,745,000, a decrease of approximately 3%. The decrease is primarily due to the loss of billable personnel at both EISI and SyCom. Costs of revenue as a percentage of revenues were approximately 85% and 88% for the period ended March 31, 2000 and 1999, respectively. This 3% decrease is primarily due to incorporating the cost mixes of the ATI and Vail.

       Selling, general and administrative expenses totaled approximately $2,960,000 for the nine months ended March 31, 2000, compared with approximately $1,498,000 for the prior year period. The increase is primarily due to the addition of key administrative personnel of ATI and Vail, the Company's business development efforts targeting the biological weapons defense and counterterrorism arenas and the goodwill amortization associated with the purchase of ATI.

      The Company had an operating loss of $683,000 for the nine months ended March 31, 2000, compared to an operating profit of $242,000 in the prior year period. This operating loss is primarily attributable to the loss of billable employees due to customer cutbacks, coupled with the retaining of technical personnel on overhead while awaiting new customer tasking and funding, along with the increase in corporate personnel hired to develop the Company's initiatives in the areas of biological weapons defense and counterterrorism.

      Net  interest expense increased approximately $234,000 from the  nine  months ended March 31, 1999 to the nine  months  ended
March  31,  2000,  due  to  higher  outstanding  borrowings   and
increases in debt associated with the recent acquisitions.

      The net loss for the nine months ended March 31, 2000 was $949,000, compared to net income of approximately $190,000 in the prior year period. The net loss resulted primarily from the loss of billable positions and hiring freezes by the Company's major customers, plus the hiring of certain of the Company's technical employees by its major customers, coupled with the costs of retaining key technical professional personnel and diversifying business development efforts.

CAPITAL RESOURCES AND LIQUIDITY


      The working capital deficit at March 31, 2000 increased by approximately $61,000 from June 30, 1999 primarily due to the lower base of billable technical employees at the Company's two largest customers and the costs associated with its business development endeavors, partially offset by an infusion of equity capital.

      Effective June 29, 1999, the Company entered into a Line of Credit Agreement with United Bank, which provides the Company with a $1,500,000 line of credit facility. The line of credit provides additional working capital availability to fund the Company's growth. Borrowings outstanding under the line of credit totaled $790,000 at March 31, 2000.

      The Company had been unable to comply with certain of the original financial covenants of its bank credit facility at March 31, 2000 due to operating losses incurred. On April 12, 2000, the Company received a waiver and modification of the original financial covenants through June 30, 2000. The Company is now in compliance with these amended and modified covenants. The Company believes it has a good relationship with its bank, and that the bank will continue to work with the Company as it seeks to improve its financial condition. However, the inability of the Company to maintain compliance with the covenants going forward, could have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company may require additional infusion of equity capital to pursue its new business development strategy and/or to facilitate ongoing compliance with bank loan covenants.

       The Company is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $19,000.

      On March 30, 2000, the Company received $877,500 in equity capital from a group of investors led by Jon M. Stout. The investment group purchased 2,250,000 units, each consisting of one share of common stock and a warrant to purchase 0.9 shares of common stock, at $0.39 per unit. The five-year warrants are exercisable at $0.72 per share. The Company incurred legal and financial fees of $42,500 in connection with this investment.

      For the nine months ended March 31, 2000, the Company received new capital of $932,000, resulting from the exercise of stock warrants and options, purchase of stock in connection with the Company's Stock Purchase Program, and the recent equity capital from a group of investors.

     EISI's major client, John's Hopkins University Applied Physics Laboratory ("APL"), has informed the Company that hiring ceilings previously imposed on APL by the Government and University have been removed and that APL anticipates converting contractor positions to APL staff positions and using contract labor only for positions expected to last for less than a year. Moreover, EISI has been informed that most contract labor positions staffed by EISI will be converted to APL staff positions, and that most individuals in such positions would be offered employment by APL by September 30, 2000. APL has indicated it wishes to pursue a new relationship with EISI, including possible use of EISI for staffing assistance, recruiting assistance, to fill certain "temp-to-perm" positions and to continue to fill certain short-term positions. There can be no assurance that such discussions will lead to a revised contractual relationship or what the terms of such new working agreement would be.

     On April 26, 2000, the Company was awarded a $3,367,000 one-year contract with the Defense Advanced Research Projects Agency
("DARPA") to provide research in the area of biological warfare defense.

      Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. These forward-looking statements may be identified by reference to a future period by use of forward-looking terminology such as "anticipate", "expect", "could", "may" and other words of similar nature. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements contained herein. Such factors and risks include business conditions and growth in the information services, engineering services, software development and government contracting arenas and in the economy in general. Competitive factors include the pressures toward consolidation of small government contracts into larger contracts awarded to major, multi-national corporations; the Company's ability to continue to recruit and retain highly skilled technical, managerial and sales/marketing personnel; and the Company's ability to successfully identify, complete and integrate acquisitions. Other risks may be detailed from time to time in the Company's SEC reports.

Part II.  Other Information

     Items 1.

          None.


     Item 2.        Changes in Securities and Use of Proceeds.

          On March 30, 2000, the Company sold securities not registered under the Securities Act of 1933 (the "Act"), as reported in Item 1 of Form 8-K dated March 30, 2000, filed April 14, 2000, which is incorporated herein by reference. The transaction was a privately negotiated transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to
          Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

     Item  3-5.

          None.

     Item 6.        Exhibits and Reports.

     (a)  Exhibits

          Exhibit No.

          10.1 Note Agreement between C.W. Gilluly and Hadron,Inc. dated February 15, 2000.

          10.2 Stock Purchase Warrant granted to C.W. Gilluly Dated February 15, 2000.

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K

          On April 14, 2000, the Company filed a report on Form 8-K disclosing that on March 30, 2000, the Company entered into a securities purchase agreement with Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust, J. Richard Knop and John D. Sanders (collectively being referred to as the "Purchasers") and C.W. Gilluly. Pursuant to the Securities Purchase Agreement, the Purchasers purchased 2,250,000 shares of Common Stock and warrants to purchase an additional 2,025,000 shares of Common Stock for a total consideration of $877,500. The Purchasers hold 2,313,475 shares or 45.7% of the Corporation's issued and outstanding Common Stock.

          In addition, two members of the Corporations Board of Directors, William Howard and Robert J. Lynch, Jr. have resigned and Mr. Stout was appointed to serve.

          In connection with the Securities Purchase Agreement, United Bank delivered a letter to the Company agreeing to waive certain financial covenants set forth in
          Section VI(A) of the June 29, 1999 loan and security agreement upon the execution and delivery of a guaranty of payment from Mr. Stout and an amended and restated guaranty by Dr. and Ms. Gilluly whereby each party would agree to guaranty payment of 50% of the principal amount of the outstanding balance of the Loan in an amount not to exceed $750,000. In addition, United Bank extended the term of the loan to October 31, 2000.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: May 15, 2000


Hadron, Inc.
(Registrant)


By:/S/ Jon M. Stout
     Jon M. Stout
     President and Chief Executive Officer
     (Principal Executive Officer)
     Acting Chief Financial Officer
     (Principal Financial Officer and
      Principal Accounting Officer)