Form 10-K
period 2000-06-30
HADRON INC
filed 2000-09-28
CIK 44800

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                    --------------------------------------

                                   FORM 10-K


(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 ---
      ACT OF 1934

For the fiscal year ended June 30, 2000

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------  to  -------------
                               ------------      -------------

Commission file number     0-5404
                       --------------

                                 HADRON, INC.

            (Exact name of registrant as specified in its charter)

           New York                                            11-2120726
(State or other jurisdiction of                   (I.R.S.Employer Identification
incorporation or organization)                                  Number)

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

   Yes   X                           No  ___
        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's revenues for the twelve months ended June 30, 2000 were $19,901,300.

As of September 15, 2000, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $2,280,115.

As of September 15, 2000, 5,908,538 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Parts of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of Hadron, Inc.'s fiscal year and relating to Hadron, Inc.'s 2000 Annual Meeting of Shareholders are incorporated by reference into Items 9-12 of Part III of this Form 10-K.


                                    PART I

Item 1.  Business
         --------


Introduction

     Hadron, Inc. ("Hadron" or the "Company") supports the national security interests of the United States, by providing engineering, information, and technical services to federal government agencies. The Company specializes in developing innovative technical solutions for the intelligence community, analyzing and supporting defense systems (including intelligent weapons systems and biological warfare defense), and supporting computer systems. The Company was incorporated in New York in 1964, and can be found on the Internet at www.hadron.com.

Operations

     The Company has four ongoing business units, whose descriptions follow:

Advanced Biosystems, Inc.  ("ABS")

     In December 1999, the Company incorporated its Advanced Biosystems Division("ABS") to pursue research and business opportunities in the areas of defenses against potential biological weapons; the exploration of new products that prevent or treat infectious disease; and the analysis of biological threats on the battlefield or from terrorists. ABS scientists have extensive experience and broadly recognized technical leadership in biological weapons research, immunology, molecular biology and genetic engineering.

     Building on its initial $3,367,000 contract with the Defense Advanced Projects Agency (DARPA), ABS is actively pursuing new business with the U.S. Army, the Department of Health and Human Services' National Institutes of Health, and other agencies. In support of these efforts, ABS has formed alliances with research institutions such as Harvard's Dana-Farber Cancer Institute, George Mason University, the University of Alabama (Birmingham) and Southern Research Institute. ABS will continue to expand its biological defense research while working to identify and develop new means of preventing and treating a broad range of infectious diseases and cancers.

Avenue Technologies, Inc.  ("ATI")

     Effective May 12, 1999, the Company acquired ATI, a privately-held high technology engineering and professional services firm based in Alexandria, Virginia, for approximately $2,500,000. ATI's customer base includes both the government and private industry where ATI is recognized as being on the cutting edge in providing quality products and engineering services. ATI's primary business base is the intelligence community where it specializes in the areas of intelligence, special operations and systems integration support.

     ATI's core personnel average over twenty years of professional senior military and civilian leadership, managerial, and operational experience. Its core competencies include systems integration, specialized software development, technical evaluation services, intelligence systems architectures, specialized training services, and information operations support. Key ATI clients include the National Reconnaissance Office, the Defense Intelligence Agency, the National Security Agency, the Naval Research Laboratory, the U.S. Navy, and the Defense Advanced Research Projects Agency (DARPA).

Engineering & Information Services, Inc. ("EISI")

     EISI provides the Department of Defense ("DoD") and related clients with software and hardware engineering expertise that include: systems integration; software development; local and wide-area computer networking installation and support; relational database development on client-server architecture; and hardware board-level design and development.

     EISI supports the DoD environment with UNIX systems installation and administration and development of large-scale integrated database applications on distributed workstations in a client-server architecture. EISI also provides a variety of cost-effective engineering services.

     Traditionally, EISI was a long-term provider of software and hardware expertise to The Johns Hopkins University Applied Physics Laboratory ("APL") located near Baltimore, Maryland. EISI's business with APL constituted approximately 36% of the 2000 revenues of the Company. EISI staff were instrumental in the design and development of multi-platform analysis, simulation, communications, and decision support systems for APL. EISI applications developed for APL helped ensure the accuracy and readiness of a number of U.S. Navy defense systems that were deployed in global operations.

     In April 1997, the Company was awarded four follow-on contracts by APL to continue its support activities through September 2001. In June 2000, the Company was awarded a one-year contract with APL to provide staffing and recruiting assistance in addition to its hardware and software expertise (See "Business-Recent Developments-APL Conversion").

SyCom Services, Inc. ("SyCom")

     SyCom is an information management and systems development firm. SyCom specializes in computer-based technologies related to complex information, communications and electronic systems. Headquartered near Baltimore, Maryland, SyCom performs a full range of information and network support services for commercial and defense-related clients working on military and civilian electronic systems.

     SyCom has particular expertise in the development of real-time and embedded software engineering for systems such as civilian and military radars, airspace management systems, signal analysis and specialized database systems. SyCom also provides software support, including software documentation, document management and imaging. SyCom's business from Northrop Grumman constituted approximately 25% of the 2000 revenues of the Company.

General Information

     The Company provides engineering, computer support services and other professional technical services. In general, the industry in which the Company operates includes a large number of competitors of varying sizes, many of which, like the Company, are principally located in the Washington, D.C. area. Competition within the information technology and government contracting arenas is extremely intense; selection is based primarily on a combination of the price of services and evaluation of technical capability, as well as reputation, quality of service and responsiveness to client requirements.

     The Company maintains a primary commitment to its direct and indirect government clients, but is also simultaneously intensifying its program of business development targeted toward additional government endeavors. The Company is continuing efforts to diversify its client base.

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

     The revenues of EISI accounted for 45%, 54% and 57% of the Company's total consolidated revenues for the fiscal years 2000, 1999 and 1998, respectively. During the same fiscal years, SyCom's revenues respectively accounted for 25%, 40% and 43% of consolidated revenues. The revenues of ATI accounted for 26% and 3% of the consolidated revenues for fiscal years 2000 and 1999, respectively. The revenues of ABS accounted for 3% of the total consolidated revenues for fiscal year 2000.

     The Company's backlog of orders believed to be firm as of June 30, 2000 approximated $13 million, which the Company expects will be filled during fiscal 2001. As of June 30, 1999, the Company had approximately $16 million in firm backlog orders. Included in the firm backlog approximation are estimates of amounts the Company anticipates receiving under government contracts, some of which are indefinite delivery, indefinite quantity contracts, under which
services are provided as ordered by the government.   Not included in the
backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

     As of June 30, 2000, the Company (including its subsidiaries) employed approximately 150 people. The Company's employees are not members of any union, and employee relations are believed by management to be generally good.

     Raw materials, patents, licenses, trademarks, franchises and concessions are not materially important to the conduct of the Company's business and the Company's business is not seasonal.

Government Procurement

     The Company is heavily dependent on the DoD, as well as other U.S. governmental agencies, for contract work. Contracts and subcontracts with the DoD produced approximately 67% of the Company's total revenues during fiscal year 2000. The Company's other U.S. government contracts and subcontracts produced approximately 7% of the Company's total revenues during fiscal year 2000. Contracts with the U.S. Government are subject to audit by the Defense Contract Audit Agency.

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

     The Company derives no revenues from foreign operations.

Recent Developments

APL Conversion

     During fiscal year 2000, APL, EISI's major client, informed the Company that hiring ceilings previously imposed on APL by the Government and University were removed and that APL would convert contractor positions to APL staff positions and use contract labor only for positions expected to last for less than a year. Moreover, EISI was informed that most contract labor positions staffed by EISI would be converted to APL staff positions, and that most individuals in such positions would be offered employment with APL by September 30, 2000. The Company expects revenues derived from APL to decrease significantly as a result of these conversions.

     In June 2000, EISI was awarded a one-year contract to provide APL with specialized services, including staffing assistance, recruiting assistance, to fill certain "temp-to-perm" positions and to continue to fill certain short-term positions. There can be no assurance however that this new contractual relationship will yield significant revenues to the Company.

Modification of Loan Agreement

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provides the Company with a one-year $1.5 million line of credit facility (the "Credit Facility") and a three-year $1.5 million term loan (the "Term Loan"). Interest on each of the facilities is at the prime rate plus 150 basic points. The Chairman of the Company, Dr. C.W. Gilluly, and his wife personally guaranteed the Term Loan. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. On April 12, 2000, the Company entered into a First Modification and Extension Agreement (this "Agreement") with United Bank. This Agreement extends the maturity date on the Credit Facility from June 29, 2000 to October 31, 2000.

     On April 12, 2000, the Company also entered into an Amended and Restated Guaranty of Payment with Dr. Gilluly and his wife to modify their personal guarantee on the Notes to cover 50% of the aggregate principal outstanding in an amount not to exceed $750,000, through October 31, 2000. In addition, Jon M. Stout, the Company's newly elected President and Chief Executive Officer, pursuant to the April 12, 2000 Guaranty of Payment, agreed to guarantee the remaining 50% of the principal outstanding in an amount not to exceed $750,000, through October 31, 2000.

     On August 23, 2000, the Company entered into a Second Modification and Extension Agreement (this "Second Modification") with United Bank. This Second Modification releases Dr. Gilluly and his wife from all liability as guarantors of the payment of the Notes and the other obligations of the Borrower under the Loan Agreement, and cancels their Amended and Restated Guaranty of Payment. In addition, the obligation of Jon M. Stout, the Remaining Guarantor under this Guaranty of Payment dated April 12, 2000, is increased from 50% to 100% of the aggregate unpaid principal balance of the Notes.

Conversion of Convertible Notes
-------------------------------

     In May 1999, the Company issued three-year $998,000 convertible notes, interest payable at 6% per annum, to the former shareholders of ATI in connection with the Company's acquisition of ATI. The notes were convertible into 444,000 shares of the Company's restricted Common Stock for $2.25 per share, and were subordinated to the Company's obligations under the Term Note and the Credit Facility.

     In May 2000, the Board of Directors adopted resolutions providing for the conversion of the convertible notes on the basis of one share of Common Stock for $1.25 per share if tendered to the Company for the conversion before the close of business on June 30, 2000. At June 30, 2000, approximately $846,000 of the convertible notes were converted into 677,000 shares of the Company's restricted Common Stock at the $1.25 per share price.

Transfer of Vail Contract to Nighthawk

     On December 18, 1998, the Company acquired Vail Research and Technology, Inc. ("Vail"), a privately-held information technology firm based in Annandale, Virginia, for approximately $1,580,000. The revenues of Vail accounted for 1% and 3% of the Company's total consolidated revenues for fiscal years 2000 and 1999, respectively.

     In June 2000, the Company agreed to transfer Vail's last remaining contract, a contract with DynCorp Information & Engineering Technology, Inc., under which support services are provided for DARPA, to Nighthawk Technologies, Inc. ("Nighthawk") for consideration of approximately $55,000. As consideration for the transfer, the Company was released from $50,000 of the convertible note principal of Howard Whetzel, President of Nighthawk and a former member of the Company's Board of Directors. In addition, the Company transferred its obligations of accrued vacation totaling approximately $5,000 to Nighthawk.

     With the transfer of the DynCorp contract to Nighthawk, Vail had no active contracts remaining and became an inactive subsidiary of the Company.

Change of Position of C.W. Gilluly

     On March 30, 2000, Dr. Gilluly entered into an Amendment to Employment Agreement and assumed the sole position of Chairman of the Company. He will continue to provide management and strategic consulting services to the Company on a part-time basis pursuant to a consulting agreement dated July 1, 2000.

Resignation of S. Amber Gordon

     As of September 1, 2000, S. Amber Gordon resigned from her positions as Executive Vice President, Corporate Secretary and Treasurer of the Company. Ms. Gordon will continue to provide services to the Company pursuant to a Consulting Agreement between the Company and an entity owned by Ms. Gordon, dated August 14, 2000 and effective September 1, 2000, concentrating on investor relations and marketing support services.

Item 2.  Properties
         ----------

     The Company owns no real estate. As of June 30, 2000, the Company leased a total of 26,800 square feet of office space. These leases expire between February and December 2002. (See Note 11 of the Notes to Consolidated Financial Statements.)

Item 3.  Legal Proceedings
         -----------------

     No material legal proceedings are currently pending.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
         ---------------------------------------------------------------------

     The Company's common stock, par value $.02 per share ("Common Stock"), is traded on the National Association of Securities Dealers' ("NASD") Electronic OTC Bulletin Board, under the symbol HDRN. The Company has no other class of common stock.

     The range of high and low bid quotations for the Common Stock, as reported by the National Quotation Bureau, for each quarterly period during the fiscal years ended June 30, 2000 and June 30, 1999 is shown below:

Fiscal Year Ended June 30, 2000    High      Low
-------------------------------    ----      ----

     First Quarter
     (7/1 to 9/30/99)              1.28       .63
     Second Quarter
     (10/1 to 12/31/99)             .75       .50
     Third Quarter
     (1/1 to 3/31/00)                 2       .47
     Fourth Quarter
     (4/1 to 6/30/00)              1.56       .75


Fiscal Year Ended June 30, 1999    High      Low
-------------------------------    ----      ----

     First Quarter
     (7/1 to 9/30/98)              2.06      1.63
     Second Quarter
     (10/1 to 12/31/98)               2      1.63
     Third Quarter
     (1/1 to 3/31/99)              1.63      1.28
     Fourth Quarter
     (4/1 to 6/30/99)              1.31      1.28

     As of September 15, 2000, there were approximately 2,172 shareholders of record of the Company's Common Stock.

     No cash dividends were paid during the past two fiscal years, and none are expected to be declared during fiscal year 2001.

Item 6.  Selected Financial Data
         -----------------------

                                                           Fiscal Year Ended
                                                                June 30,

                                      2000          1999         1998         1997          1996
                                    --------      --------     --------     --------      --------

                                 (In Thousands, except per share amounts)
Total Revenues/(1)/                  $19,901       $20,333      $21,134      $16,988       $18,306

Operating Income (Loss)                 (421)           63          888          128            59
Interest Expense, net of
 Interest income                         324            78           56           84           132
Income (Loss)
 Before income taxes                    (724)           48          819           57           194

Net Income (Loss)/(1)/                  (745)           34          761           13           162
Income (Loss) per share
 Of Common Stock:
 Basic                                  (.23)          .02          .45          .01           .11
 Diluted                                (.23)          .01          .26          .01           .11
At Period End:
Total Assets                           5,951         6,690        3,507        2,712         2,874
Long-term Liabilities                    702         2,160           53          169           320
Working Capital (Deficit)                (13)          (67)        (186)        (906)         (654)
Shareholders' Equity
 (Deficit)                             1,535           456           22         (811)         (869)

/(1)/ See Item 7 "Management Discussion and Analysis" for an explanation of events that materially affect comparability.

Item 7 and 7A.  Management's Discussion and Analysis of Financial Condition and
                ---------------------------------------------------------------
                Results of Operations and Quantitative and Qualitative
                ------------------------------------------------------
                Disclosure about Market Risk
                ----------------------------

                          Forward-Looking Statements
                          --------------------------

     The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements about the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.

                             Results of Operations
                             ---------------------
              Comparison Of Fiscal Year 2000 To Fiscal Year 1999
              --------------------------------------------------

     Revenues for the fiscal year ended June 30, 2000 were approximately $19,901,000, a 2% decrease from the prior fiscal year. This decrease is due to the loss of billable personnel resulting from the hiring of certain of the Company's technical employees by EISI's major client, APL, and the difficulties retaining and recruiting new technical employees at SyCom's major client, Northrop Grumman, partially offset by additional revenue produced by ABS and ATI. The Company's net billable headcount at APL and Northrop Grumman decreased by 30 and 36, or 59% and 42%, respectively, during the fiscal year ended June 30, 2000 as compared with the prior year. The loss of billable personnel at APL is expected to continue, as a result of the removal of hiring ceilings at APL as discussed above, (See "Business: Recent Developments").

     The principal customer for the Company's services is the U.S. Government, principally the DoD, which, directly or through its prime contractors, accounted for 67% of the Company's revenues in fiscal year 2000. The Company's sales to the United States government and its prime contractors represented approximately 74% and 60% of total net sales during the Company's fiscal years ended June 30, 2000 and June 30, 1999, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. The Company's contracts with the United States Government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of fixed quantity of services or products. Reductions in United States Government defense spending could adversely affect the Company's operating results. While the Company is not aware of present or anticipated reductions in United States Government spending on specific programs or contracts (except for the reductions in the APL contract discussed above), there can be no assurance that such reductions will not occur or that decreases in United States Government defense spending in general will not have an adverse effect on the Company's revenues in the future.

     Costs of revenue for the fiscal year ended June 30, 2000 were approximately $16,572,000, a decrease of approximately 7% from the prior fiscal year. The decrease is due primarily to the lowered personnel costs of both EISI and SyCom. Costs of revenue as a percentage of revenues were approximately 83% and 87% for the fiscal years ended June 30, 2000 and 1999, respectively. This 4% decrease is primarily due to incorporating the cost mixes of ABS and ATI, coupled with the reduction in retention of technical personnel on overhead while awaiting new customer tasking and funding.

     Selling, general and administrative expenses totaled approximately $3,750,000 for the fiscal year ended June 30, 2000, compared with approximately $2,535,000 for the prior fiscal year. The increase is primarily due to the Company's addition of key administrative personnel of ABS and ATI, totaling $362,000 and $364,000, respectively, along with the amortization of goodwill of approximately $344,000 associated with the purchase of ATI. The Company embarked on an aggressive cost reduction and containment program in the second half of fiscal year 2000 evidenced by a 26% decrease in general and administrative expenses between the first and fourth quarters of fiscal year 2000. The goodwill amortization of $344,000 per year related to the acquisition of ATI will continue on a straight-line basis through fiscal year 2006.

     The Company had an operating loss of $421,000 in the current fiscal year, compared to an operating profit of $63,000 in the prior fiscal year. This $484,000 decrease is primarily attributable to the loss of billable employees from EISI and SyCom, as discussed above, coupled with the addition of key administrative personnel hired to develop the Company's initiatives in the areas of biological weapons defense and counterterrorism, along with the amortization of goodwill associated with the purchase of ATI.

     Net interest expense increased approximately $246,000 between the fiscal year ended June 30, 1999 and the fiscal year ended June 30, 2000, due to higher outstanding borrowings during the year and increases in debt associated with the acquisition of ATI.

     The net loss was approximately $745,000, compared to net income of approximately $34,000 in the prior year. The net loss resulted primarily from the loss of billable positions, as discussed above, coupled with the costs of retaining key technical professional personnel and diversifying business development efforts.

                             Results of Operations
                             ---------------------
              Comparison Of Fiscal Year 1999 To Fiscal Year 1998
              --------------------------------------------------

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

     The Company had an operating profit of $63,000 in the fiscal year ended June 30, 1999, compared to an operating profit of $888,000 in the prior fiscal year. This decrease is primarily attributable to the loss of billable employees due to customer cutbacks, coupled with the retaining of technical personnel on overhead while awaiting new customer tasking and funding, along with the increase in corporate personnel hired to develop the Company's initiatives in the areas of biological weapons defense and counter terrorism.

     For the twelve months ended June 30, 1999, other income (expense) decreased by $55,000, primarily reflecting the write-off of assets held for resale and certain miscellaneous liabilities.

     Net income was approximately $34,000 in the fiscal year ended June 30, 1999, compared to net income of approximately $761,000 in the prior year. The decrease resulted from the loss of billable positions and hiring freezes by the Company's major customers, coupled with the costs of retaining key technical professional personnel and diversifying business development efforts.

                        Capital Resources and Liquidity
                        -------------------------------

     The working capital deficit at June 30, 2000 decreased by approximately $54,000 from June 30, 1999, primarily due to the

Company's positive cash flow resulting from additional equity capital, as discussed below, partially offset by operating losses and debt pay down.

     In the fourth quarter of fiscal year 2000, the Company recorded a profit of $204,000 and positive EBITDA of $404,000. The Company embarked on an aggressive cost-cutting program in the second half of fiscal year 2000, which enabled it to lower its general and administrative expenses by 18% in the final quarter compared to the third quarter. Although the Company had a net loss of $745,000 for fiscal year 2000, the EBITDA, as defined below, was positive $58,000 after add-backs for interest of $325,000, taxes of $21,000, depreciation of $113,000 and goodwill amortization of $344,000.

     EBITDA consists of earnings (loss) before interest expense, interest and other income, income tax benefit, deferred compensation, and depreciation and amortization. EBITDA does not represent funds available for the Company's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing the Company's results of operations and cash flows. In addition, EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of the Company's operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to the Company's ability to meet future debt service, capital expenditure and working capital requirements. See the audited financial statements and notes thereto contained elsewhere in this report for more detailed information.

     On April 26, 2000, the Company was awarded a $3,367,000 one-year contract with DARPA for ABS to provide research in the area of biological warfare defense, providing the Company with the revenue necessary for it to continue its research and development efforts in this area.

     In fiscal year 2000, the Company lowered its long-term debt by $1,458,000, primarily due to the $846,000 convertible note conversion (See "Business-Recent Developments-Conversion of Convertible Notes") and the $500,000 pay down of the United Bank debt. In addition, the Company increased its shareholders' equity by $1,079,000, primarily resulting from the equity transactions discussed below.

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

     For the fiscal year ended June 30, 2000, the Company received new capital of $1,825,000 in the aggregate, resulting from the exercise of stock warrants and options, purchase of stock in connection with the Company's Stock Purchase Program, shares issued upon conversion of $846,000 of convertible notes (See "Business-Recent Developments-Conversion of Convertible Notes"), and the equity capital from a group of investors led by Jon M. Stout described above.

     The Company's additional equity capital generated $969,000 in positive cash flow, which enabled the Company to timely meet its United Bank principal and interest requirements of $500,000 and $252,000, respectively, in addition to its operating obligations, even though the Company recorded an operating loss of $421,000 for fiscal year 2000.

     Effective June 29, 1999, the Company entered into a Line of Credit Agreement with United Bank, which provides the Company with a $1,500,000 line of credit facility through October 31, 2000. The line of credit provides additional working capital availability to fund the Company's growth.
Borrowings outstanding under the line of credit totaled $481,000 at June 30, 2000.

     The Company had been unable to comply with certain of the original financial covenants of its bank credit facility during fiscal year 2000 due to operating losses incurred. On April 12, 2000, the Company received a waiver and modification of the original financial covenants through June 30, 2000. The Company is now in compliance with these amended and modified covenants. However, the inability of the Company to maintain compliance with the covenants going forward could have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company may require additional infusion of equity capital to pursue its new business development strategy and/or to facilitate ongoing compliance with bank loan covenants.

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $15,000.

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

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

     The information required by this item is set forth under Item 14(a), which information is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Auditors on Accounting and Financial
          ----------------------------------------------------------------------
          Disclosure
          ----------

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Item 11.  Executive Compensation
          ----------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted in reliance on General Instruction G(3) to Form 10-K and are incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          -----------------------------------------------------------------

(a) (1)  Financial Statements                                         Page

Report of Independent Auditors                                         F-1

Consolidated Balance Sheets as of June 30, 2000 and 1999               F-2

Consolidated Statements of Operations for the fiscal
 years ended June 30, 2000, 1999, and 1998                             F-4

Consolidated Statements of Shareholders' Equity for
 the fiscal years ended June 30, 2000, 1999, and 1998                  F-5

Consolidated Statements of Cash Flows for the
 fiscal years ended June 30, 2000, 1999, and 1998                      F-6

Notes to Consolidated Financial Statements                             F-7

(a) (2)  Financial Statement Schedules

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a) (3)   Exhibits

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

  3.3 Amended and Restated Bylaws (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

 10.1 Hadron, Inc. 1994 Employee Stock Option Plan, As Amended (incorporated by reference to the Company's Proxy Statement dated October 28, 1994).

 10.2 Hadron, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to the Company's Proxy Statement dated October
               28, 1997).

 10.3 Employment Agreement entered into the 18th day of December 1998, by and between Hadron, Inc. and Jeannine Mantz (incorporated by reference to the Company's Current Report on Form 8-K filed January 4, 1999).

 10.4 Investment Banking Agreement dated January 7, 1999 between Hadron, Inc. and Boles Knop & Company, L.L.C. (incorporated by reference to the Company's Current Report on Form 8-K filed January 28, 1999).

 10.5 Employment Agreement entered into the 12th day of May 1999, by and between Hadron, Inc. and Howard C. Whetzel (incorporated by reference to the Company's Current Report on Form 8-K filed May 27, 1999).

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

10.10 Employment Agreement with C.W. Gilluly dated July 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending June 30, 1998 and filed with the Commission on September 25, 1998).

10.11 Amended Stock Purchase Warrant issued to C.W. Gilluly and dated June 2, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999).

10.12 Employment Agreement between the Company and S. Amber Gordon dated June 24, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999).

10.13 Employment Agreement between the Company and George E. Fowler dated July 1, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999).

10.14 Employment Agreement between the Company and Donald Jewell dated July 1, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999).

10.15 Employment Agreement between the Company and Donald E. Ziegler dated July 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and filed with the Commission on September 25, 1998).

10.16 Employment Agreement between the Company and Shawn K. McCoy dated July 1, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999).

10.17 Note Agreement between C.W. Gilluly and Hadron, Inc. dated February 15, 2000 (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000 and filed with the Commission on May 15, 2000).

10.18 Stock Purchase Warrant for the purchase of 430,000 shares of common stock issued to C.W. Gilluly by the Company dated February 15, 2000 (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000 and filed with the Commission on May 15, 2000).

10.19          Securities Purchase Agreement with Jon M. Stout, Patricia W.
               Stout, the Stout Dynastic Trust, J. Richard Knop and

               John D. Sanders and C.W. Gilluly dated March 30, 2000 (incorporated by reference to the Company's Current Report on Form 8-K filed April 14, 2000).

10.20 First Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company's Form S-8 filed with the Commission on February 7,
               2000).

10.21 First Amendment to the Hadron, Inc. 1994 Stock Option Plan, dated as of September 17, 1997 (incorporated by reference to the Company's Form S-8 filed with the Commission on February 7,
               2000).

10.22 Warrant issued to Jon M. Stout to purchase up to 235,161 shares of Hadron, Inc.'s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.23 Warrant issued to Patricia W. Stout to purchase up to 230,769 shares of Hadron, Inc.'s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.24 Warrant issued to Stout Dynastic Trust up to 1,015,380 shares of Hadron, Inc.'s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.25 Warrant issued to J. Richard Knop to purchase up to 462,690 shares of Hadron, Inc.'s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.26 Warrant issued to John D. Sanders to purchase up to 81,000 shares of Hadron, Inc.'s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.27 Voting Agreement among certain holders of the common stock of Hadron, Inc., C.W. Gilluly and Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust and J. Richard Knop dated March 30, 2000 (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.28 Amendment to Employment Agreement between C.W. Gilluly and the Company dated March 30, 2000.

10.29 Employment Agreement between the Company and Jon M. Stout dated April 1, 2000.

10.30 Second Modification and Extension Agreement among United Bank, C.W. Gilluly, Martha Gilluly, Jon M. Stout and Hadron, Inc. dated August 23, 2000.

10.31 Agreement between Dr. C.W. Gilluly and the Company dated July 1, 2000, relating to consulting services.

10.32 Consulting Agreement between S.A. Gordon Enterprises, Inc. and the Company dated August 14, 2000.

10.33          Employment Agreement Amendment and Mutual Release between S.
               Amber Gordon and the Company dated August 14, 2000.

22             Subsidiaries of the Company.

23             Consent of Independent Auditors.

27             Financial Data Schedule.

(b)  Reports on Form 8-K

     On April 14, 2000, the Company filed a Form 8-K reporting on the sale by the Company of 2,250,000 shares of common stock, and warrants to purchase an additional 2,025,000 shares of common stock to a group of investors in a private transaction, and related transactions, that raised $877,500 for the Company.

     On June 19, 2000, the Company filed a Form 8-K reporting on the election of Gerald R. McNichols, Sc.D., and Gerald Young to the Board of Directors of the Corporation as of June 12, 2000.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2000                HADRON, INC.


By: /S/ Jon M. Stout                    By: /S/ Jon M. Stout
    ------------------------------          ------------------------------
    Jon M. Stout                            Jon M. Stout
    Chief Executive Officer                 Acting Chief Financial Officer
    and President                           (Principal Financial
    (Principal Executive Officer)           Officer and Principal
                                            Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature               Title          Date
      ---------               -----          ----


/S/ Jon M. Stout              Director       September 28, 2000
----------------------
Jon M. Stout


/S/ John D. Sanders           Director       September 28, 2000
-----------------------
John D. Sanders


/S/ Gerald R. McNichols       Director       September 28, 2000
-----------------------
Gerald R. McNichols


/S/ Gerald R. Young           Director       September 28, 2000
-----------------------
Gerald R. Young


/S/ C.W. Gilluly             Chairman        September 28, 2000
------------------------
C.W.Gilluly

REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Hadron, Inc.


We have audited the accompanying consolidated balance sheets of Hadron, Inc. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hadron, Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                                  /S/ ERNST & YOUNG, LLP

McLean, Virginia
August 25, 2000

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2000 AND JUNE 30, 1999
                        -------------------------------

                                           JUNE 30,            JUNE 30,
ASSETS                                      2000                 1999
------                                  ------------        -----------
Current assets:
  Cash and cash equivalents             $    118,000        $   256,000
  Accounts receivable, net                 3,454,500          3,495,700
  Prepaid expenses and other                 128,800            255,400
                                        ------------        -----------
    Total current assets                   3,701,300          4,007,100
                                        ------------        -----------
Fixed assets, net                            219,100            290,900
Goodwill, net                              1,972,000          2,246,600
Other                                         58,700            145,100
                                        ------------        -----------
    Total other assets                     2,249,800          2,682,600
                                        ------------        -----------
Total assets                            $  5,951,100        $ 6,689,700
                                        ============        ===========



                See Notes to Consolidated Financial Statements

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2000 AND JUNE 30, 1999
                        -------------------------------

                                               JUNE 30,         JUNE 30,
LIABILITIES AND SHAREHOLDERS' EQUITY            2000              1999
-------------------------------------       ------------      -----------
Current liabilities
  Accounts payable                          $    779,700      $   917,100
  Note payable - line of credit                  481,300          638,800
  Note payable - current maturity
   of long-term debt                             500,000          500,000
  Notes payable - related party                  330,000          150,000
  Other current liabilities                    1,623,000        1,867,800
                                            ------------      -----------
    Total current liabilities                  3,714,000        4,073,700
                                            ------------      -----------
Notes payable                                    601,700        1,292,700
Notes payable - related parties                        -          805,100
Other                                            100,000           62,600
                                            ------------      -----------
    Total long-term liabilities                  701,700        2,160,400
                                            ------------      -----------
Commitments and contingencies

Total liabilities                              4,415,700        6,234,100
                                            ------------      -----------
Shareholders' equity:

Common stock $.02 par; authorized
 20,000,000 shares; issued and
  outstanding - June 30, 2000,
   5,831,339 shares, and June 30,
    1999, 2,487,518 shares                       116,600           49,700
Additional capital                            11,516,000        9,758,300
Accumulated deficit                          (10,097,200)      (9,352,400)
                                            ------------      -----------
    Total shareholders' equity                 1,535,400          455,600
                                            ------------      -----------

Total liabilities and shareholders' equity  $  5,951,100      $ 6,689,700
                                            ============      ===========


                See Notes to Consolidated Financial Statements

                                 HADRON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998
            -------------------------------------------------------

                                           2000          1999         1998
                                       ------------  ------------  -----------
Revenues                               $19,901,300   $20,333,200   $21,133,900
Operating costs and expenses:
  Costs of revenue                      16,572,200    17,734,800    18,118,100
  Selling, general and administrative    3,749,900     2,535,400     2,127,500
                                       ------------  ------------  -----------
Total operating costs and expenses      20,322,100    20,270,200    20,245,600
                                       ------------  ------------  -----------
Operating income (loss)                   (420,800)       63,000       888,300
                                       ------------  ------------  -----------
Other income (expense):
  Interest income                            8,100         2,600         5,500
  Interest expense                        (332,600)      (80,800)      (61,700)
  Other income (expense)                    21,800        63,500       (13,000)
                                       ------------  ------------  -----------
Total other income (expense)              (302,700)      (14,700)      (69,200)
                                       ------------  ------------  -----------
Income (loss) before income taxes         (723,500)       48,300       819,100
Provision for income taxes                  21,300        13,900        58,500
                                       ------------  ------------  -----------
Net income (loss)                      $  (744,800)  $    34,400   $   760,600
                                       ===========   ===========   ===========
Per share data:
Net income (loss) per share
  Basic                                $      (.23)  $       .02   $       .45
                                       ===========   ===========   ===========
  Diluted                              $      (.23)  $       .01   $       .26
                                       ===========   ===========   ===========

Weighted average number of shares
  Basic                                  3,276,269     1,794,775     1,686,808
                                       ===========   ===========   ===========
  Diluted                                3,276,269     2,579,439     2,990,897
                                       ===========   ===========   ===========



                See Notes to Consolidated Financial Statements

                                 HADRON, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998
  ---------------------------------------------------------------------------



                                                        Common Stock         Additional       Accumulated
                                                     Shares      Amount        Capital          Deficit          Total
                                                   ------------------------------------------------------------------------
Balance - June 30, 1997                              1,686,685     $33,800      $ 9,302,800    $ (10,147,400)    $(810,800)

  Shares purchased pursuant
   to the Employee Stock Purchase Plan                  45,271         900           71,300                         72,200

  Net income                                                                                         760,600       760,600
                                                   ------------------------------------------------------------------------
Balance - June 30, 1998                              1,731,956      34,700        9,374,100       (9,386,800)       22,000

  Shares issued to investment banking firm              75,000       1,500           73,500                         75,000

  Shares purchased pursuant
   to the Employee Stock Purchase Plan                  75,896       1,400           99,200                        100,600

  Exercise of warrants                                 400,000       8,000           92,000                        100,000

  Shares issued upon conversion of debt                200,000       4,000          116,000                        120,000

  Exercise of options                                    4,666         100            3,500                          3,600

  Net income                                                                                          34,400        34,400
                                                   ------------------------------------------------------------------------

Balance - June 30, 1999                              2,487,518      49,700        9,758,300       (9,352,400)      455,600

  Shares purchased pursuant
   to the Employee Stock Purchase Plan                 118,722       2,400           48,000                         50,400

  Exercise of warrants                                 220,000       4,400           50,600                         55,000

  Exercise of options                                   78,166       1,600           27,000                         28,600

  Shares issued upon conversion of debt                676,933      13,500          842,100                        855,600

  Shares issued pursuant to sale of common stock     2,250,000      45,000          790,000                        835,000

  Net loss                                                                                          (744,800)     (744,800)
                                                   ------------------------------------------------------------------------
Balance - June 30, 2000                              5,831,339    $116,600      $11,516,000     ($10,097,200)   $1,535,400
                                                   ========================================================================

                See Notes to Consolidated Financial Statements

                     HADRON, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998
---------------------------------------------------------

                                                                          2000               1999               1998
                                                                   ----------------   -----------------   ----------------
Cash flows from operating activities:
  Net income (loss)                                                $       (744,800)  $          34,400   $        760,600
                                                                   ----------------   -----------------   -----------------
Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Depreciation and amortization                                           457,300              97,200             34,500
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                          41,200           1,768,600           (741,600)
      Prepaid expenses and other                                             81,300            (127,400)           (11,900)
      Other assets                                                           86,500             (67,100)             5,200
      Accounts payable                                                     (137,400)           (254,400)          (453,400)
      Other current liabilities                                            (268,800)           (968,400)           348,900
      Other long-term liabilities                                            37,400             (13,300)             4,100
                                                                   ----------------   -----------------   -----------------
      Total adjustments                                                     297,500             435,200           (814,200)
                                                                   ----------------   -----------------   ----------------
Net cash provided (used) by operating activities                           (447,300)            469,600            (53,600)
                                                                   ----------------   -----------------   ----------------
Cash flows from investing activities:

    Property additions                                                      (41,600)           (121,800)           (29,600)
    Investment in PEI                                                             -                   -            (15,900)
    Purchase of Vail and ATI, net of cash acquired                                -            (378,700)                 -
                                                                   ----------------   -----------------   ----------------
Net cash used by investing activities                                       (41,600)           (500,500)           (45,500)
                                                                   ----------------   -----------------   ----------------
Cash flows from financing activities:
    Proceeds from borrowings on bank and other loans                      1,926,600             850,000            796,700
    Proceeds from stock options and warrants exercised                       83,600             103,600                  -
    Proceeds from employee stock purchases                                   50,400             100,600             72,200
    Proceeds from sale of common stock                                      835,000                   -                  -
    Payments on bank and other loans                                     (2,544,700)           (827,800)          (734,000)
                                                                   ----------------   -----------------   ----------------
Net cash provided by financing activities                                   350,900             226,400            134,900
                                                                   ----------------   -----------------   ----------------
Net increase (decrease) in cash and cash equivalents                       (138,000)            195,500             35,800

Cash and cash equivalents at beginning of year                              256,000              60,500             24,700
                                                                   ----------------   -----------------   ----------------

Cash and cash equivalents at end of year                           $        118,000   $         256,000   $         60,500
                                                                   ================   =================   ================

                See Notes to Consolidated Financial Statements

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1. The Company:

       Hadron, Inc. ("Hadron" or the "Company") supports the national security interests of the United States, by providing engineering, information, and technical services to federal government agencies. The Company specializes in developing innovative technical solutions for the intelligence community, analyzing and supporting defense systems (including intelligent weapons systems and biological warfare defense), and supporting computer systems.

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


2. Summary of significant accounting policies:

   A.  Principles of consolidation:

          The consolidated financial statements include the accounts of Hadron, Inc. and its five wholly-owned subsidiaries, Advanced Biosystems, Inc. ("ABS"), Avenue Technologies, Inc. ("ATI"), Engineering & Information Services, Inc. ("EISI"), SyCom Services, Inc. ("SyCom"), and Vail Research and Technology, Inc. ("Vail")(the "Company"). All significant intercompany transactions have been eliminated.

   B.  Risks and uncertainties:

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents principally in five United States commercial banks. Cash in excess of daily requirements is invested by the banks in one-day repurchase agreements of securities of United States Government agencies. To date, the Company has not incurred losses related to cash and cash equivalents.

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

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

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

          Purchased software is capitalized at cost. Such costs are amortized using the straight-line method for a period of up to five years.

   E.  Goodwill:

          Goodwill is amortized using the straight-line method for a period of seven years. In fiscal years 2000 and 1999, respectively, the Company recorded goodwill amortization, related to the May 1999 purchase of ATI, of $344,000 and $41,000. As of June 30, 2000, the accumulated amortization of goodwill is $385,000.

         The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the future discounted cash flows compared to the carrying amount of the asset. In addition, the Company continually evaluates the recoverability of enterprise goodwill by assessing whether the book value can be recovered through the expected undiscounted cash flows.

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

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

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

   I.  Reclassifications:

          Certain fiscal year 1999 and 1998 amounts have been reclassified to conform to the fiscal year 2000 presentation.


3. Accounts receivable:

       The components of accounts receivable are as follows:

                                          June 30,
                                   -----------------------
                                      2000         1999
                                   ----------   ----------
Trade accounts receivable:
U.S. Government:
Amounts billed                     $1,084,100   $1,640,800
Recoverable costs and
  profits - not billed              2,023,900    1,247,400
                                   ----------   ----------
  Total                             3,108,000    2,888,200
                                   ----------   ----------
Commercial, state and local
  governments:
Amounts billed                        223,600      555,200
Recoverable costs and
  profits - not billed                274,100      306,000
                                   ----------   ----------
  Total                               497,700      861,200
                                   ----------   ----------
Total accounts receivable           3,605,700    3,749,400
Less allowance for doubtful
 accounts                            (151,200)    (253,700)
                                   ----------   ----------
Total accounts receivable, net     $3,454,500   $3,495,700
                                   ==========   ==========

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

      The following table summarizes activity in the allowance for doubtful accounts:

                                 Fiscal Year ended June 30,
                                2000        1999       1998
                              ---------   --------   --------

      Beginning Balance       $ 253,700   $209,800   $158,800
       Additions                      -     93,900     51,000
       Deletions               (102,500)   (50,000)         -
                              ---------   --------   --------
      Balance at end of year  $ 151,200   $253,700   $209,800
                              =========   ========   ========

      The amount of customer retentions included in U.S. Government unbilled accounts receivable is $18,400 at June 30, 2000 and 1999.

      Unbilled accounts receivable can be invoiced upon completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government agencies, upon completion of federal government overhead audits and upon final approval of design plans for engineering services.

      In December 1997, ATI received a Stop Work Order from a Department of Defense agency. The contract was terminated for convenience. The Company has submitted a termination claim for approximately $403,000, representing the costs incurred by the Company and its subcontractors. The U.S. Government has questioned certain of the costs submitted. Discussions are ongoing for the resolution of the final claim amounts. It is reasonably possible that a lesser amount could be received. However, this claim has been recorded at its expected realizable amount.

4. Fixed assets:

      The components of fixed assets are as follows:

                                              June 30,
                                      ------------------------
                                         2000        1999
                                      ----------    ----------
      Computer hardware and
       software                       $  672,900    $  631,300
      Office equipment                   136,900       136,900
                                      ----------    ----------

      Total fixed assets                 809,800       768,200

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

Less accumulated depreciation
  and amortization                 (590,700)     (477,300)
                                 ----------    ----------
 Total fixed assets, net         $  219,100    $  290,900
                                 ==========    ==========

5.  Debt:

      The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provides the Company with a one-year $1.5 million line of credit facility (the "Credit Facility") and a three-year $1.5 million term loan (the "Term Loan"). Interest on each of the facilities is at the prime rate plus 150 basic points. Dr. C.W. Gilluly, Chairman of the Board of Directors, and his wife personally guaranteed the Term Loan. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company.

      On April 12, 2000, the Company entered into a First Modification and Extension Agreement (this "Agreement") with United Bank. This Agreement extends the maturity date on the Credit Facility from June 29, 2000 to October 31, 2000.

      On April 12, 2000, the Company entered into an Amended and Restated Guaranty of Payment with Dr. Gilluly and his wife to modify their personal guarantee on the Notes to cover 50% of the aggregate principal outstanding in an amount not to exceed $750,000, through October 31, 2000. In addition, Jon
   M. Stout, the Company's President and Chief Executive Officer, pursuant to the April 12, 2000 Guaranty of Payment, will guarantee the remaining 50% of the principal outstanding in an amount not to exceed $750,000, through October 31, 2000.

      The Company had been unable to comply with certain of the original financial covenants of its bank credit facility during fiscal year 2000 due to operating losses incurred. On April 12, 2000, United Bank granted a waiver and modification of the original financial covenants set forth in the Loan Agreement through June 30, 2000. The Company is now in compliance with these modified financial covenants.

      On August 23, 2000, the Company entered into a Second Modification and Extension Agreement (this "Agreement") with United Bank. This Agreement releases Dr. C.W. Gilluly and his wife from all liability as guarantors of the payment of the Notes

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

   and the other obligations of the Borrower under the Loan Agreement, and cancels their Amended and Restated Guaranty of Payment. In addition, the obligation of Jon M. Stout, the Remaining Guarantor under his Guaranty of Payment dated April 12, 2000, is hereby increased from 50% to 100% of the aggregate unpaid principal balance of the Notes.

      In May 1999, the Company issued three-year $998,000 convertible notes, interest payable at 6%, to the former shareholders of ATI in connection with the Company's acquisition of ATI. The notes are convertible into 444,000 restricted shares of the Company's Common Stock at $2.25 per share. These notes are subordinated to the Company's obligations under the Term Note and the Credit Facility.

      In May 2000, the Board of Directors adopted resolutions providing for the conversion of the convertible notes on the basis of one share of Common Stock for $1.25 per share if tendered to Hadron for conversion before the close of business on June 30, 2000. At June 30, 2000, $846,000 of the convertible notes were converted into 677,000 restricted shares of the Company's Common Stock at the $1.25 per share. As a result of the Company's debt conversion inducement, an expense of approximately $10,000 was recorded.

      In January 2000, the Company borrowed $430,000 from Dr. C.W. Gilluly to meet its operating needs. On February 15, 2000, these borrowings were converted into a $430,000 note payable, due on demand, to Dr. Gilluly with interest of 12% per annum. In connection with the issuance of the Note, the Company issued to Dr. Gilluly a warrant, which entitles him to purchase 430,000 shares of Common Stock, par value $0.02 per share, at the exercise price of seventy-two cents ($0.72) ("Warrant"). The term of the Warrant is for a period of five years, commencing on February 15, 2000 and ending February 15, 2005. The Warrant was deemed to have a nominal value at the time of issuance. As of June 30, 2000, the Company has made principal and interest payments of $200,000 and $17,300, respectively, leaving an outstanding note balance of $230,000.

      In connection with the December 1998 purchase of Vail, the Company issued two non-interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing note was payable each month in the amount of $25,000 for twelve months. The $100,000 non-interest bearing promissory note is due and payable on the two-year anniversary of the closing date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable.

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          The Company's future debt maturities at June 30, 2000 are summarized below:

                                            Debt
     Fiscal Year                         Maturities
     -----------                        ------------

     2001                                $ 1,311,300
     2002                                    601,700
     2003                                          -
                                         -----------

     Total minimum debt payments           1,913,000

     Less: current maturities             (1,311,300)
                                         -----------

     Total long-term debt                $   601,700
                                         ===========

6.   Equity capital:

          On March 30, 2000, the Company received $877,500 in equity capital from a group of investors led by Jon M. Stout, who has been named to the position of President and Chief Executive Officer. The investment group, which also included investment banker J. Richard Knop and John D. Sanders, financial advisor and a member of the Company's Board of Directors, respectively, purchased 2,250,000 units, each consisting of one share of common stock and a warrant to purchase 0.9 shares of common stock, at $0.72 per share. The Company incurred legal and financial fees of $42,500 in connection with this investment.

7.   Other current liabilities:

     Other current liabilities include the following major classifications:

                                                June 30,
                                        ------------------------
                                            2000         1999
                                        -----------   ----------

     Payroll and related taxes           $  763,800   $  855,900
     Accrued vacation                       365,700      543,800
     Self-insured medical expense           131,200      165,300
     Due to subcontractors                  266,500      143,900
     Other                                   95,800      158,900
                                         ----------   ----------

     Total other current liabilities     $1,623,000   $1,867,800
                                         ==========   ==========

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   Acquisitions:

          Effective December 18, 1998, the Company acquired Vail, a privately-held information and technology firm based in Annandale, Virginia, for approximately $1,580,000. On May 12, 1999, the Company acquired all the outstanding capital stock of ATI, a privately-held information technology firm based in Alexandria, Virginia, for $2,503,000. Resulting from the acquisition of ATI, the Company recorded goodwill of approximately $2,287,000, which is being amortized over a 7-year period.

          The following table sets forth proforma results of operations of the Company for the fiscal years ended June 30, 1999 and 1998, as if Vail and ATI had been acquired on July 1, 1997.

                         Fiscal year ended    Fiscal year ended
                           June 30, 1999        June 30, 1998
                         ------------------   -----------------

     Net revenues               $27,780,200         $36,211,600

     Net income (loss)             (716,300)            391,300

     Net income (loss)
      Per share:

     Basic                             (.40)                .23

     Diluted                           (.40)                .13

9.   Net income(loss) per share:

          The following table sets forth the computation of basic and diluted earnings per share:

                                                     2000                    1999                   1998
                                             --------------------    --------------------   --------------------
Numerator:
 Net income (loss)                                     $ (744,800)             $   34,400             $  760,600
Effect of dilutive securities:
 Convertible debt                                               -                       -                 12,000
                                             --------------------    --------------------   --------------------
Numerator for diluted earnings
 per share - income available
 to common shareholders after
 assumed conversion                                    $ (744,800)             $   34,400             $  772,600
                                             ====================    ====================   ====================

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Denominator:
 Denominator for basic
  earnings per share:
  weighted average shares
  outstanding                                           3,276,269               1,794,775              1,686,808

Effect of dilutive securities:
 Warrants                                                       -                 527,738                855,064
 Employee stock options                                         -                 256,926                249,025
 Convertible debt                                               -                       -                200,000
                                             --------------------    --------------------   --------------------
Denominator for diluted
 earnings per share                                     3,276,269               2,579,439              2,990,897
                                             ====================    ====================   ====================
Basic earnings per share                               $     (.23)             $      .02             $      .45
                                             ====================    ====================   ====================
Diluted earnings per share                             $     (.23)             $      .01             $      .26
                                             ====================    ====================   ====================

        Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.


10. Income taxes:

        The provision for income taxes for the years ended June 30, 2000, 1999 and 1998 is for state income taxes currently due.

        The tax provision differs from the amounts computed using the statutory federal income tax rate as follows:


                                           2000           1999      1998
                                         -------          ----      ----
   Tax expense at
    statutory rate - federal                (35)%          35%       35%
   State tax expense
    Net of federal taxes                      1            29         7

   Permanent differences                     17            38         -
   Utilization of net
     Operating loss
     Carryforwards                           20           (73)      (35)
                                           ----          ----       ---
   Tax expense at
     actual rate                              3%           29%        7%
                                           ====          ====       ===

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets at June 30, 2000 and 1999 consist primarily of temporary differences from net operating loss carryforwards of approximately $2,535,000 and $2,100,000, respectively, and are fully reserved.

        The Company has net operating loss (NOL) carryforwards for federal and state purposes available to offset future taxable income of approximately $6,000,000 as of June 30, 2000, of which $830,000 is subject to limitations under Section 382 of the Internal Revenue Code. These NOL carryforwards expire at various dates beginning June 30, 2008.

11. Commitments and contingencies:

    Operating leases:

        The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through fiscal year 2003. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company's future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs at June 30, 2000 are summarized below:


          Fiscal Year Ending                        Lease
               June 30,                          Commitments
          ------------------                     -----------

          2001                                   $  497,400
          2002                                      447,500
          2003                                      182,300
                                                 ----------

    Total minimum payments required              $1,127,200
                                                 ==========

          Rent expense, net of sublease income, included in the consolidated statements of operations is as follows:


                                      Rent
               Period               Expense
          ----------------        ----------
          Fiscal Year 2000        $  530,300
          Fiscal Year 1999           235,700
          Fiscal Year 1998           141,800

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     U.S. Government contract audits:

       The Company's revenues and costs related to contracts with agencies and departments of the U.S. Government are subject to audit by the Defense Contract Audit Agency, which has completed the majority of its audits for the Company's fiscal years through fiscal year 1994. It is the opinion of management that the results of such audits will not have a material effect on the financial condition or results of operations of the Company.

12. Employee savings plan:

       The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) plan are based upon a percentage of employee contributions. The Company's discretionary contributions to the Plan were $150,000, $147,000 and $101,500 for fiscal years 2000, 1999 and 1998, respectively.

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

       Information with respect to incentive and non-qualified stock options issued under the Plan is as follows:

                                                 2000                      1999                       1998
                                  ----------------------     -------------------------   -------------------

                                              Weighted                   Weighted                   Weighted
                                               Average                    Average                    Average
                                               Exercise                  Exercise                   Exercise
                                  Shares        Price        Shares         Price        Shares       Price
                                  --------------------------------------------------------------------------
    Outstanding at
     Beginning of year            514,400       $ .90        398,068       $ .59          315,500      $ .49

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Granted                           129,500          .91     135,400          1.98      87,100           .98
    Exercised                         (78,166)         .37      (4,666)          .76
    Expired                          (170,289)        1.10     (14,402)         1.69      (4,532)          .88
                                     -------------------------------------------------------------------------
     Outstanding at
     End of year                      395,445        $ .94     514,400         $ .90     398,068         $ .59
                                    ==========================================================================
     Options exercisable
     At year-end                      304,100        $ .75     404,740         $ .69     305,374         $ .50

  Weighted average
  Fair value of
  Options granted
  During the year                   $     .42                 $   1.25                  $    .94

        The weighted average remaining contractual life of options outstanding at June 30, 2000 was 7.1 years. The range of exercise prices of options outstanding at June 30, 2000 was $.25 to $1.99.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Compensation" (SFAS No. 123). Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) in fiscal years 2000, 1999 and 1998 would have been approximately $(811,700), $(69,200) and $700,200, or $(.25), $(.04) and
   $.25 per share on a diluted basis, respectively. The effect of applying SFAS No. 123 on fiscal years 2000, 1999 and 1998 pro forma net income/(loss) as stated above is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of .43 to 1.22; expected life of the option term of 7 to 10 years and risk-free interest rate of 5.5% to 6.9%.

14. Employee stock purchase plan:

        In December 1997, shareholders approved the Hadron, Inc. 1997 Employee Stock Purchase Plan (the "Plan"). The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Securities Exchange Act of 1934. The Plan is non-compensatory as defined by APB 25. Under the terms of the Plan, individual employees may pay up to $10,000 for the purchase of the Company's common shares at 85% of the determined market price. During fiscal years 2000, 1999 and 1998, employees paid approximately $50,400, $100,600 and $72,200, respectively, for the purchase of common stock under the Plan.

15. Employee deferred compensation plan:

        In December 1998, shareholders approved the Hadron, Inc. Deferred Compensation Plan (the "Plan"). The Plan is intended to provide employees an option to defer a portion of their salary in order to provide for supplemental retirement benefits. As a requirement of this non-qualified plan, participant deferrals remain as unsecured liabilities of Hadron. Under the terms of the Plan, eligible employees can elect to irrevocably defer salary of up to $50,000 for the calendar year. If an employee elects to defer at least one and one-half percent of his/her gross salary, the Company contributes one-half percent of the participant's gross salary to the participant's supplemental account. Salary deferrals and Company contributions earn interest at the higher of six percent or the rate quoted for ninety-day Treasury Bills. During fiscal years 2000 and 1999, employees deferred approximately $81,000 and $75,000, respectively, of which the Company matched approximately $4,000 in both years.

16. Fair value of financial instruments:

        Accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair value. The estimated fair value of the Company's variable rate debt approximates its carrying value of $1,481,300. It is not practicable to estimate the fair value of the Company's notes payable to related parties and convertible notes payable due to their unique nature.

17. Statement of cash flows - supplemental disclosures:

        During fiscal years 2000, 1999 and 1998, the Company paid income taxes of $3,500, $57,000 and $76,000, respectively. The Company paid interest of $325,000, $51,000 and $55,000 during those same periods.

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

18. Business segments and major customers:

    Business segments:

        The Company has five reportable segments, comprising its individual operating subsidiaries - ABS, ATI, EISI, SyCom, and Vail. Each of the operating segments provides engineering, computer support services and other professional technical services. The reportable segments are distinguished by their individual clients, prior experience and technical skills.

        Operating results are measured at the net income/(loss) level for each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Interest on debt incurred in connection with an acquisition and applicable associated goodwill amortization is charged to the reportable segment. The Company's corporate amounts consist primarily of certain activities and assets not attributable to the reportable segments.


                                 Hadron, Inc.
                   Reportable Segments - FASB Statement 131
            For the Fiscal Years Ended June 30, 2000, 1999 and 1998
            -------------------------------------------------------

         DESCRIPTION:                      2000                 1999                 1998
                                       ------------         ------------         ------------
    Trade revenues:
      ABS                               $   522,800          $         -          $         -
      ATI                                 5,166,000              643,300                    -
      EISI                                8,998,900           10,989,600           12,023,100
      SYCOM                               4,999,100            8,112,800            9,066,800
      VAIL                                  206,100              551,800                    -
      Corporate                               8,400               35,700               44,000
                                        -----------          -----------          -----------
    Total trade revenues                $19,901,300          $20,333,200          $21,133,900
                                        ===========          ===========          ===========

    Interest income:
      ATI                               $     5,400          $       200          $         -
      EISI                                    2,700                    -                    -
      SYCOM                                       -                    -                5,500
      VAIL                                        -                2,400                    -
                                        -----------          -----------          -----------
    Total interest income               $     8,100          $     2,600          $     5,500
                                        ===========          ===========          ===========

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Interest expense:
      ATI                               $   186,800          $    25,600          $         -
      EISI                                        -                    -              (10,100)
      SYCOM                                   2,500                4,100                4,100
      Corporate                             143,300               51,100               67,700
                                        -----------          -----------          -----------
    Total interest expense              $   332,600          $    80,800          $    61,700
                                        ===========          ===========          ===========

    Depreciation and
     amortization expense:
      ATI                               $   386,800          $    40,800          $         -
      EISI                                    3,100                3,100                8,400
      SyCom                                     300                4,500                9,600
      VAIL                                    1,000                    -                    -
      Corporate                              66,100               48,800               16,500
                                        -----------          -----------          -----------

    Total depreciation and
    Amortization expense                $   457,300          $    97,200          $    34,500
                                        ===========          ===========          ===========

    Income tax expense:
      ATI                               $         -          $   (10,700)         $         -
      EISI                                   20,000               23,700               56,700
      Corporate                               1,300                  900                1,800
                                        -----------          -----------          -----------
    Total income tax expense            $    21,300          $    13,900          $    58,500
                                        ===========          ===========          ===========

    Net income/(loss):
      ABS                               $  (158,200)         $         -          $         -
      ATI                                  (407,700)             (55,600)                   -
      EISI                                  226,100              332,200              734,900
      SYCOM                                (241,200)            (136,600)             112,000
      VAIL                                  (63,400)             (37,000)                   -
      Corporate                            (100,400)             (68,600)             (86,300)
                                        -----------          -----------          -----------
    Total net income                    $  (744,800)         $    34,400          $   760,600
                                        ===========          ===========          ===========


    Assets:
      ABS                               $   387,200          $         -          $         -
      ATI                                 3,559,600            3,594,400                    -
      EISI                                  794,000            1,135,700            1,751,400

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      SYCOM                                 453,200              612,100            1,163,700
      VAIL                                  647,000              868,500                    -
      Corporate                             110,100              479,000              591,900
                                        -----------          -----------          -----------
    Total assets                        $ 5,951,100          $ 6,689,700          $ 3,507,000
                                        ===========          ===========          ===========
    Fixed assets, net:
      ABS                               $    15,700          $         -          $         -
      ATI                                    90,200              102,000                    -
      EISI                                    5,400                8,500               11,600
      SYCOM                                       -                  300                4,900
      VAIL                                    1,100                4,000                    -
      Corporate                             106,700              176,100               99,800
                                        -----------          -----------          -----------
    Total fixed assets                  $   219,100          $   290,900          $   116,300
                                        ===========          ===========          ===========


    Major Customers:

        Gross revenue from contracts and subcontracts with U.S. government agencies amounted to $14,685,000, $12,300,000 and $11,628,000, respectively, in fiscal years 2000, 1999 and 1998.

        Revenues from one commercial customer totaled $4,999,000, $8,103,000 and $9,067,000 in fiscal years 2000, 1999 and 1998, respectively.

        Revenues earned on sales to the Company's major customers are as follows:

                              Department   Commercial
                              of Defense    Customer
                             ------------  ----------
         Fiscal Year 2000     $13,324,000  $4,999,000
         Fiscal Year 1999       9,723,000   8,103,000
         Fiscal Year 1998      10,242,000   9,067,000