Form 10-Q
period 2000-09-30
HADRON INC
filed 2000-11-14
CIK 44800

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ---------------------
                                   Form 10-Q
                             ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000 or

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
                            Yes  X         No
                                ---           ---

As of November 8, 2000, 6,371,432 shares of the Common Stock of the registrant were outstanding.

                                  HADRON, INC.
                               TABLE OF CONTENTS

Part I Financial Information:                                         Page No.
                                                                      --------
     Item 1.  Financial Statements

              Consolidated Balance Sheets at                              3
               September 30, 2000 and June 30, 2000

              Consolidated Statements                                     5
               of Operations for the Three Months
               Ended September 30, 2000 and 1999

              Consolidated Statements                                     6
               of Cash Flows for the Three Months
               Ended September 30, 2000 and 1999

              Notes to Consolidated                                       7
               Financial Statements

     Item 2.  Management's Discussion and Analysis                       11
               of Financial Condition and Results
               of Operations

Part II Other Information:

     Item 6.  Exhibits and Reports on Form 8-K                           16


SIGNATURES                                                               17

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 2000 AND JUNE 30, 2000
                     ------------------------------------

                                             SEPT. 30,             JUNE 30,
ASSETS                                         2000                  2000
------                                    ---------------       ---------------
                                            (Unaudited)

Current assets:
  Cash and cash equivalents                $      123,600        $      118,000
  Accounts receivable, net                      4,246,500             3,454,500
  Prepaid expenses and other                      145,100               128,800
                                          ---------------       ---------------


    Total current assets                        4,515,200             3,701,300
                                          ---------------       ---------------


Fixed assets , net                                316,900               219,100
Goodwill, net                                   1,886,000             1,972,000
Other                                              90,500                58,700
                                          ---------------       ---------------

    Total other assets                          2,293,400             2,249,800
                                          ---------------       ---------------


Total assets                               $    6,808,600        $    5,951,100
                                          ===============       ===============

                See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 2000 AND JUNE 30, 2000
                     ------------------------------------

                                                               SEPT. 30,            JUNE 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                             2000                 2000
-------------------------------------                     -----------------     -----------------
                                                             (Unaudited)
Current liabilities:
  Accounts payable                                          $     1,242,200        $      779,700
  Note payable - line of credit                                     968,600               481,300
  Note payable                                                      500,000               500,000
  Note payable - related party                                      100,000               330,000
  Other current liabilities                                       1,432,400             1,623,000
                                                           ----------------     -----------------

    Total current liabilities                                     4,243,200             3,714,000
                                                           ----------------     -----------------


Notes payable                                                       476,700               601,700
Other                                                               100,000               100,000
                                                           ----------------     -----------------

    Total long-term liabilities                                     576,700               701,700
                                                           ----------------      -----------------

Total liabilities                                                 4,819,900             4,415,700
                                                           ----------------     -----------------

Shareholders' equity:

Common stock $.02 par; authorized 20,000,000 shares;
issued and outstanding - September 30, 2000,
6,371,733 shares,and June 30, 2000, 5,831,339 shares                127,400               116,600
Additional capital                                               11,895,900            11,516,000
Accumulated deficit                                             (10,034,600)          (10,097,200)
                                                           ----------------     -----------------

Total shareholders' equity                                        1,988,700             1,535,400
                                                           ----------------     -----------------


Total liabilities and shareholders' equity                  $     6,808,600        $    5,951,100
                                                           ================     =================

                See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 HADRON, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
            ------------------------------------------------------


                                           Three Months Ended
                                              September 30,
                                            2000           1999
                                        -----------    -----------

Revenues                              $   4,703,700   $  5,306,600
                                        -----------    -----------

Operating costs and expenses:
 Costs of revenue                         4,011,100      4,592,600
 Selling, general and administrative        556,500      1,071,700
                                        -----------    -----------

Total operating costs and expenses        4,567,600      5,664,300
                                        -----------    -----------

Operating income (loss)                     136,100       (357,700)
                                        -----------    -----------

Other expense:
 Interest expense (net)                     (68,100)       (78,900)
 Other expense                               (5,400)       (14,700)
                                        -----------    -----------

Total other expense                         (73,500)       (93,600)
                                        -----------    -----------

Income (loss) before income taxes            62,600       (451,300)

Provision for income taxes                     --             --
                                        -----------    -----------

Net income (loss)                     $      62,600   $   (451,300)
                                        ===========    ===========

Per share data:

Net income (loss) per share
 Basic                                $        0.01   $      (0.18)
                                        ===========    ===========

 Diluted                              $        0.01   $      (0.18)
                                        ===========    ===========

Weighted average number of shares
 Basic                                    5,916,209      2,492,299
                                        ===========    ===========

 Diluted                                  6,605,045      2,492,299
                                        ===========    ===========

                See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 HADRON, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
            ------------------------------------------------------


                                                        Three Months Ended
                                                           September 30,
                                                        2000          1999
                                                     -----------   ----------

Cash flows from operating activities:
 Net income (loss)                                 $      62,600  $  (451,300)
                                                     -----------   ----------

Adjustments to reconcile net income to net
   cash used by operating activities:
   Depreciation and amortization                         115,400      120,000
Changes in operating assets and liabilities:
   Accounts receivable                                  (792,000)    (152,100)
   Prepaid expenses and other                            (16,300)      23,900
   Other assets                                          (31,800)      84,700
   Accounts payable                                      462,500      337,600
   Other current liabilities                            (190,600)      57,600
   Other long-term liabilities                              --        (44,800)
                                                      ----------   ----------

    Total adjustments                                   (452,800)     426,900
                                                      ----------   ----------

Net cash used by operating activities                   (390,200      (24,400)
                                                      ----------   ----------

Cash flows from investing activities:
  Property additions                                    (127,200)      (6,600)
                                                      ----------   ----------

Net cash used by investing activities                   (127,200)      (6,600)
                                                      ----------   ----------

Cash flows from financing activities:
  Proceeds from borrowings on bank and other loans     1,186,600    1,343,800
  Proceeds from sale of common stock                      56,300           --
  Proceeds from stock options and warrants exercised     334,400       55,000
  Payments on bank and other loans                    (1,054,300)  (1,386,000)
                                                     -----------   ----------

Net cash provided by financing activities                523,000       12,800
                                                     -----------   ----------

Net increase (decrease) in cash and cash equivalents       5,600      (18,200)

Cash and cash equivalents at beginning of period         118,000      256,000
                                                     -----------   ----------

Cash and cash equivalents at end of period           $   123,600 $    237,800
                                                      ==========   ==========

                 See Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 HADRON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   Basis of Presentation
     ---------------------

     The interim consolidated financial statements for Hadron, Inc. (the "Company") are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 ("2000 Form 10-K") filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to prior year amounts to conform to current year classifications.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the Commission deferred the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's financial statements.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133, as amended, will have a material impact on the Company's financial statements.


2.   Debt
     ----

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provided the Company with a $1.5 million line of credit facility (the "Credit Facility") through October 31, 2000, and a three-year $1.5 million term loan (the "Term Loan"). The Term Loan provides for monthly principal payments of approximately $42,000, with interest at the prime rate plus 150 basis points. Jon M. Stout, the Company's President and Chief Executive Officer, personally guarantees the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company. As of September 30, 2000, the outstanding balances of the Credit Facility and Term Loan are $969,000 and $875,000, respectively.

     On October 31, 2000, the Company entered into the Third Modification and Extension Agreement with United Bank. This agreement extended the Credit Facility through November 30, 2001, lowered the interest to the prime rate plus 100 basis points, and adjusted the financial covenants. On this same date, the Company entered into a Joinder Agreement thereby adding the accounts receivable and other assets of Advanced Biosystems, Inc. ("ABS") as collateral for the Credit Facility and Term Loan.

     In January 2000, the Company borrowed $430,000 from Dr. C.W. Gilluly, the Company's Chairman and former Chief Executive Officer, to meet its operating needs. On February 15, 2000, these borrowings were converted into a $430,000 note payable, due on demand, to Dr. Gilluly with interest of 12% per annum. In connection with the issuance of the Note, the Company issued to Dr. Gilluly a warrant, which entitles him to purchase 430,000 shares of Common Stock, par value $0.02 per share, at the exercise price of seventy-two cents ($0.72) ("Warrant"). The term of the Warrant is for a period of five years, commencing on February 15, 2000 and ending February 15, 2005. The Warrant was deemed to have a nominal value at the time of issuance. As of September 30, 2000, the Company has made principal and interest payments of $430,000 and $24,000, satisfying all principal and interest obligations.


3.   Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended
                                                September 30,
                                             2000         1999
                                           ---------    --------
Numerator:
         Net Income (loss)                $   62,600  $ (451,300)
                                          ----------  ----------

Numerator for diluted earnings
   per share - income available
   to common shareholders after
   assumed conversion                     $   62,600  $ (451,300)
                                          ==========  ==========

Denominator:
  Denominator for basic
    earnings per share:
    weighted average shares
    outstanding                            5,916,209   2,492,299

  Effect of dilutive securities:
    Warrants                                 607,052           -
    Employee stock options                    81,784           -
                                          ----------  ----------

Denominator for diluted
   earnings per share                      6,605,045   2,492,299
                                          ==========  ==========

Basic earnings per share                  $      .01  $     (.18)
                                          ==========  ==========

Diluted earnings per share                $      .01  $     (.18)
                                          ==========  ==========

     Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.


4.   Income Taxes
     ------------

     The provision for income taxes is limited to the liability for alternative minimum tax as the majority of income for federal and state tax purposes has been offset by net operating loss carryforwards.


5.   Concentration of Business
     -------------------------

     The Company supports the national security interests of the United States, by providing engineering, information, and technical services to federal government agencies. The Company specializes in developing innovative technical solutions for the intelligence community, analyzing and supporting defense systems (including intelligent weapons systems and biological warfare defense), and supporting computer systems.

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


6.   Equity Capital
     --------------

     In August 2000, the Company received approximately $56,000 in equity capital from a group of investors consisting of two directors, Dr. Gerald R. McNichols and Mr. Gerald R. Young, and two principals of an investment banking and brokerage firm. The investment group purchased 75,000 units, each consisting of one share of common stock and a warrant to purchase one share of common stock at $0.75 per share.

     In September 2000, Jon M. Stout, the Company's President and Chief Executive Officer, and J. Richard Knop, President of the Company's investment banking firm, Boles Knop & Co., exercised warrants to purchase an aggregate of 462,894 shares of common stock, resulting in an equity investment of approximately $333,000.

7.   Business segments
     -----------------

     The Company has four active reportable segments comprising its individual operating subsidiaries - Advanced Biosystems, Inc. ("ABS"), Avenue Technologies, Inc. ("ATI"), Engineering & Information Services, Inc. ("EISI"), and SyCom Services, Inc. ("SyCom"); and one inactive reportable segment - Vail Research and Technology Corporation ("Vail"). Each of the operating segments provides engineering, information, and technical services to federal government agencies. The reportable segments are distinguished by their individual clients, prior experience and technical skills.

     Operating results are measured at the net income (loss) level for each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Interest on debt incurred in connection with an acquisition and applicable associated goodwill amortization is charged to the reportable segment. The Company's corporate amounts consist primarily of certain activities and assets not attributable to the reportable segments.


                                 HADRON, INC.
                              REPORTABLE SEGMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
            ------------------------------------------------------

              DESCRIPTON:                                                                 2000                          1999
--------------------------------------------------                                     -----------                  ------------
Trade revenues:
  ABS                                                                                $   1,001,600                  $          -
  ATI                                                                                    1,263,300                     1,381,100
  EISI                                                                                   1,260,200                     2,519,700
  SyCom                                                                                  1,178,600                     1,335,300
  Vail                                                                                           -                        66,800
  Corporate                                                                                      -                         3,700
                                                                                     -------------                  ------------
Total trade revenues                                                                 $   4,703,700                  $  5,306,600
                                                                                     =============                  ============

Net income/(loss):
  ABS                                                                                $       5,800                  $          -
  ATI                                                                                      123,900                      (219,100)
  EISI                                                                                      13,000                        (2,300)
  SyCom                                                                                    (39,100)                     (115,000)
  Vail                                                                                           -                       (62,500)
  Corporate                                                                                (41,000)                      (52,400)
                                                                                     -------------                  ------------
Total net income/(loss)                                                              $      62,600                  $   (451,300)
                                                                                     =============                  ============

Assets:
  ABS                                                                                $   1,123,700                  $          -
  ATI                                                                                    3,669,400                     3,709,700
  EISI                                                                                     647,500                     1,221,300
  SyCom                                                                                    528,900                       595,400
  Vail                                                                                     586,900                       778,400
  Corporate                                                                                252,200                       320,800
                                                                                     -------------                  ------------
Total assets                                                                         $   6,808,600                  $  6,625,600
                                                                                     =============                  ============

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE
                         DISCLOSURE ABOUT MARKET RISK

            COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999


     The Company had an operating profit of $136,000 for the three months ended September 30, 2000, compared to an operating loss of $358,000 for the period ending September 30, 1999. This $494,000 increase is primarily attributable to the Company's aggressive cost reductions coupled with increases in the productivity of the Company's billable staff.

     Net income was $63,000 for the period ended September 30, 2000, compared to a net loss of approximately $451,000 for the same period of the prior year. The $514,000 increase resulted from the same factors mentioned above .

     Revenues for the three months ended September 30, 2000 were approximately $4,704,000, an 11% decrease from the period ending September 30, 1999. This decrease is primarily due to the loss of billable personnel resulting from the hiring of certain of the Company's technical employees by EISI's major client, APL, partially offset by additional revenue produced by ABS. The Company's net billable headcount at APL decreased by 37, or 77%, between the two periods ended September 30, 2000 and September 30, 1999.

     Costs of revenue for the quarter ended September 30, 2000 were approximately $4,011,000, a decrease of approximately 13% from the same period of the prior year. The decrease is largely due to the lowered personnel costs of EISI partially offset by costs associated with the ABS revenues. Costs of revenue as a percentage of revenues were approximately 85% and 87% for the quarters ended September 30, 2000 and 1999, respectively. This 2% decrease is primarily due to the increased billing of personnel coupled with reductions in overhead costs.

     Selling, general and administrative expenses totaled approximately $557,000 for the September 30, 2000 quarter, compared with approximately $1,072,000 for
the same period of the prior year.   The $515,000, or 48%, decrease is primarily
due to the Company's aggressive cost reduction and containment program.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The working capital at September 30, 2000 increased by approximately $285,000 from June 30, 2000, primarily due to the Company's positive cash flow resulting from its current period profitability, coupled with increases in equity capital, as discussed below, partially offset by debt pay down and ABS' ramp-up purchases.

     In the quarter ended September 30, 2000, the Company recorded a profit of $63,000 and EBITDA, as defined below, of $246,000, after add-backs for interest of $68,000, depreciation of $29,000 and goodwill amortization of $86,000.

     EBITDA consists of earnings before interest expense, interest and other income, income tax benefit, deferred compensation, and depreciation and amortization. EBITDA does not represent funds available for the Company's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing the Company's results of operations and cash flows. In addition, EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of the Company's operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to the Company's ability to meet future debt service, capital expenditure and working capital requirements.

     In the quarter ended September 30, 2000, the Company paid $237,000 to Dr. C.W. Gilluly to satisfy its note obligation, $125,000 to United Bank to pay down its Term Loan, and $127,000 to purchase fixed assets in support of ABS' growth. To provide funding for these obligations, the Company primarily utilized its $453,000 increase in shareholders' equity, resulting from equity transactions of $390,000 and profits of $63,000.

     Due to the timing of the Company's billing, payroll and note payable cycles, certain working capital balances increased from June 30, 2000 to September 30, 2000. Specifically, accounts receivable increased by $792,000, which was offset by line of credit and accounts payable/other current liability increases of $487,000 and $272,000, respectively.

     In August 2000, the Company received approximately $56,000 in equity capital from a group of investors consisting of two directors, Dr. Gerald R. McNichols and Mr. Gerald R. Young, and two principals of an investment banking and brokerage firm. The investment group purchased 75,000 units, each consisting of one share of common stock and a warrant to purchase one share of common stock at $0.75 per share.

     In September 2000, Jon M. Stout, the Company's President and Chief Executive Officer, and J. Richard Knop, President of the Company's investment banking firm, Boles Knop & Co., exercised warrants to purchase an aggregate of 462,894 shares of common stock resulting in an equity investment of approximately $333,000.

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provided the Company with a $1.5 million line of credit facility (the "Credit Facility") through October 31, 2000, and a three-year $1.5 million term loan (the "Term Loan"). The Term Loan provides for monthly principal payments of approximately $42,000, with interest at the prime rate plus 150 basis points. Jon M. Stout, the Company's President and Chief Executive Officer, personally guarantees the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company. As of September 30, 2000, the outstanding balances of the Credit Facility and Term Loan are $969,000 and $875,000, respectively.

     On October 31, 2000, the Company entered into the Third Modification and Extension Agreement with United Bank. This agreement extended the Credit Facility through November 30, 2001, lowered the interest to the prime rate plus 100 basis points, and adjusted the financial covenants. On this same date, the Company entered into a Joinder Agreement thereby adding the accounts receivable and other assets of Advanced Biosystems, Inc. ("ABS") as collateral for the Credit Facility and Term Loan.

     The Company is subject to certain financial covenants of its bank credit facility. The Company is presently in compliance with these covenants. However, the inability of the Company to maintain compliance with the covenants going forward could have a material adverse effect on the Company's liquidity, financial condition and results of operations. The Company may require additional infusion of equity capital to pursue its new business development strategy and/or to facilitate ongoing compliance with bank loan covenants.

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $18,000.

     For fiscal year 2001, the Company plans to maintain its stringent control over costs, aggressively pursue opportunities within core competencies, and perform its contracts efficiently. Plans are underway to bolster business development efforts and penetrate key accounts. To this end, the Company has reorganized its recruiting function and enhanced its benefits offerings to improve the Company's competitive position in the marketplace.

In the second quarter of fiscal year 2001, the Company has commenced annual renegotiations with Northrop Grumman on its SyCom contract. The Company intends to restructure the contract such that SyCom could achieve and maintain profitable operations.

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

Part II.  Other Information


     Item 6.        Exhibits and Reports.
                    ---------------------

     (a)  Exhibits

          Exhibit No.

          10.1 Third Modification and Extension Agreement among United Bank, Jon M. Stout, and Hadron, Inc. dated October 31, 2000.

          10.2 Revolving Commercial Note Agreement among United Bank, Jon M. Stout, and Hadron, Inc. dated October 31, 2000.

          10.3 Joinder Agreement among United Bank, Jon M. Stout, and Hadron, Inc. dated October 31, 2000.

          10.4 Form of Stock Pledge Agreement between United Bank and Hadron, Inc. dated October 31, 2000.

          27      Financial Data Schedule.


     (b)  Reports on Form 8-K

          On September 8, 2000, the Company filed a report on Form 8-K disclosing that on August 24, 2000 the Company sold 75,000 units (each, a "Unit"), each Unit consisting of one share of restricted common stock and a warrant to purchase one share of restricted common stock. The purchasers were two directors of the Company, Dr. Gerald
          R. McNichols and Mr. Gerald R. Young, and two principals of the investment banking and brokerage firm Wachtel & Co. The warrants are exercisable at any time during the five-year period beginning August 11, 2000 at an exercise price of $0.75 per share. The purchase price paid was $0.75 per Unit, for aggregate proceeds to the Company of $56,250.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: November 14, 2000                      HADRON, INC.
                                             (Registrant)



By: /s/ Jon M. Stout                         By: /s/ Jon M. Stout
   ----------------------                       ---------------------
   Jon M. Stout                                 Jon M. Stout
   Chief Executive Officer                      Acting Chief Financial Officer
     And President                              (Principal Financial
 (Principal Executive Officer)                  Officer and Principal
                                                Accounting Officer)