Form 10-Q
period 2000-12-31
HADRON INC
filed 2001-02-14
CIK 44800

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ---------------------
                                   Form 10-Q
                             ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2000 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period from __________ to ___________

                         Commission file number 0-5404
                             _____________________

                                  HADRON, INC.
             (Exact name of registrant as specified in its charter)

              New York                            11-2120726
            -----------                          ------------
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

As of February 9, 2001, 6,517,279 shares of the Common Stock of the registrant were outstanding.

                                  HADRON, INC.
                               TABLE OF CONTENTS



Part I Financial Information:                              Page No.
                                                           --------

     Item 1.  Financial Statements

              Consolidated Balance Sheets at                   3

              December 31, 2000 and June 30, 2000

              Consolidated Statements                          5
                of Operations for the Three and Six
                Months Ended December 31, 2000 and 1999

              Consolidated Statements                          6
                of Cash Flows for the Six Months Ended
                December 31, 2000 and 1999

              Notes to Consolidated                            7
                Financial Statements

     Item 2.  Management's Discussion and Analysis            11
                of Financial Condition and Results
                of Operations

Part II Other Information:

     Item 4.  Submission of Matters to a Vote
                Of Security Holders                           16

     Item 6.  Exhibits and Reports on Form 8-K                17


SIGNATURES                                                    18

                                  HADRON, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND JUNE 30, 2000




                                             DECEMBER 31,           JUNE 30,
         ASSETS                                 2000                  2000
         ------                                 ----                  ----
                                             (Unaudited)
 Current assets:
   Cash and cash equivalents                $    59,900          $    118,000
   Accounts receivable, net                   3,178,400             3,454,500
   Prepaid expenses and other                   161,500               128,800
                                              ---------             ---------

      Total current assets                    3,399,800             3,701,300
                                              ---------             ---------

   Fixed assets, net                            284,800               219,100
   Goodwill, net                              1,809,600             1,972,000
   Other                                         53,500                58,700
                                              ---------             ---------

      Total other assets                      2,147,900             2,249,800
                                              ---------             ---------

   Total assets                             $ 5,547,700          $  5,951,100
                                              =========             =========

                 See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND JUNE 30, 2000

                                                                          DECEMBER 31,        JUNE 30,
   LIABILITIES AND SHAREHOLDERS' EQUITY                                      2000               2000
   ------------------------------------                                      ----               ----
                                                                          (Unaudited)
 Current liabilities:
   Accounts payable                                                   $      529,500    $     779,700
   Note payable - line of credit                                             767,300          481,300
   Note payable                                                              500,000          500,000
   Note payable - related party                                              100,000          330,000
   Other current liabilities                                               1,236,600        1,623,000
                                                                           ---------        ---------

    Total current liabilities                                              3,133,400        3,714,000
                                                                           ---------        ---------

   Notes payable                                                             351,700          601,700
   Other                                                                      60,000          100,000
                                                                           ---------        ---------
    Total long-term liabilities                                              411,700          701,700
                                                                           ---------        ---------
   Total liabilities                                                       3,545,100        4,415,700
                                                                           ---------        ---------
   Shareholders' equity:

   Common stock $.02 par; authorized 20,000,000 shares;
     issued and outstanding  -  December 31, 2000, 6,450,913 shares,
     and June 30, 2000, 5,831,339 shares                                     129,000          116,600
   Additional capital                                                     11,885,300       11,516,000
   Accumulated deficit                                                   (10,011,700)     (10,097,200)
                                                                          ----------       ----------
   Total shareholders' equity                                              2,002,600        1,535,400
                                                                          ----------       ----------
   Total liabilities and shareholders' equity                         $    5,547,700    $   5,951,100
                                                                          ==========       ==========


                See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                          HADRON, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999





                                                      Three Months Ended               Six Months Ended
                                                         December 31,                    December 31,
                                                    2000            1999            2000               1999
                                                    ----            ----            ----               ----
Revenues                                        $  4,128,900    $ 4,960,700     $  8,832,600      $ 10,267,300
                                                   ---------      ---------        ---------        ----------
Operating costs and expenses:
 Costs of revenue                                  3,482,900      4,160,600        7,494,000         8,753,200
 Selling, general and administrative                 574,300        923,500        1,130,800         1,995,200
                                                   ---------      ---------        ---------        ----------
Total operating costs and expenses                 4,057,200      5,084,100        8,624,800        10,748,400
                                                   ---------      ---------        ---------        ----------
Operating income (loss)                               71,700       (123,400)         207,800          (481,100)
                                                   ---------      ---------        ---------        ----------
Other income (expense):
 Interest expense, net                               (43,900)       (87,600)        (112,000)         (166,500)
 Other income (expense)                               (4,900)        31,300          (10,300)           16,600
                                                   ---------      ---------        ---------        ----------
Total other expense                                  (48,800)       (56,300)        (122,300)         (149,900)
                                                   ---------      ---------        ---------        ----------
Income (loss) before income taxes                     22,900       (179,700)          85,500          (631,000)

Provision for income taxes                                 -              -                -                 -
                                                   ---------      ---------        ---------        ----------
Net income (loss)                               $     22,900    $  (179,700)    $     85,500      $   (631,000)
                                                   =========      =========        =========        ==========
Per share data:

Net income (loss) per share
 Basic                                         $       0.004    $     (0.06)   $        0.01      $      (0.24)
                                                   =========      =========        =========        ==========
 Diluted                                       $       0.003    $     (0.06)   $        0.01      $      (0.24)
                                                   =========      =========        =========        ==========
Weighted average number of shares
 Basic                                             6,393,463      2,709,922        6,153,914         2,599,915
                                                   =========      =========        =========        ==========
 Diluted                                           7,603,607      2,709,922        7,118,895         2,599,915
                                                   =========      =========        =========        ==========

                 See Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  HADRON, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
               ---------------------------------------------------

                                                                               Six Months Ended
                                                                                 December 31,
                                                                           2000            1999
                                                                           ----            ----
Cash flows from operating activities:
  Net income (loss)                                                  $      85,500     $   (631,000)
                                                                        ----------       ----------
Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Depreciation and amortization                                          229,500          208,700
Changes in operating assets and liabilities:
    Accounts receivable                                                    276,100          141,400
    Prepaid expenses and other                                             (32,700)          89,800
    Other assets                                                             5,200           86,200
    Accounts payable                                                      (250,200)        (123,200)
    Other current liabilities                                             (386,400)        (135,700)
    Other long-term liabilities                                            (40,000)         (20,800)
                                                                        ----------       ----------
      Total adjustments                                                   (198,500)         246,400
                                                                        ----------       ----------
Net cash used by operating activities                                     (113,000)        (384,600)
                                                                        ----------       ----------
Cash flows from investing activities:
    Property additions                                                    (132,800)          (2,400)
                                                                        ----------       ----------
Net cash used by investing activities                                     (132,800)          (2,400)
                                                                        ----------       ----------
Cash flows from financing activities:
    Proceeds from borrowings on bank and other loans                     1,186,600        1,496,600
    Proceeds from sale of common stock                                       7,600                -
    Proceeds from stock options and warrants exercised                     359,900           58,800
    Proceeds from employee stock purchases                                  14,200           36,700
    Payments on bank and other loans                                    (1,380,600)      (1,267,900)
                                                                        ----------       ----------
Net cash provided by financing activities                                  187,700          324,200
                                                                        ----------       ----------
Net decrease in cash and cash equivalents                                  (58,100)         (62,800)

Cash and cash equivalents at beginning of period                           118,000          256,000
                                                                        ----------       ----------
Cash and cash equivalents at end of period                           $      59,900     $    193,200
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


2.   Debt
     ----

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provided the Company with a $1.5 million line of credit facility (the "Credit Facility") through October 31, 2000, and a three-year $1.5 million term loan (the "Term Loan"). The Term Loan provides for monthly principal payments of approximately $42,000, with interest at the prime rate plus 150 basis points. Jon M. Stout, the Company's Chairman and former President and Chief Executive Officer, personally guaranteed the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company. As of

December 31, 2000, the outstanding balances of the Credit Facility and Term Loan are $767,000 and $750,000, respectively.

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

     In connection with the December 1998 purchase of Vail Research and Technology Corporation ("Vail"), the Company issued two non-interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing note was payable each month in the amount of $25,000 for twelve months. The $100,000 non-interest bearing promissory note was due and payable on the two-year anniversary of the closing date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable. The Company is currently reviewing the permitted deductions and the status of the note payable.


3.   Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share:

                                    Three Months ended        Six Months Ended
                                        December 31,             December 31,
                                       2000      1999          2000         1999
                                       ----      ----          ----         ----

Numerator: Net Income (Loss)       $   22,900  $ (179,700)  $   85,500  $ (631,000)
                                   ==========  ==========   ==========  ==========
 Denominator:
  Denominator for basic
  earnings per share:
  weighted average shares
  outstanding                       6,393,463   2,709,922    6,153,914   2,599,915

 Effect of dilutive securities:
  Warrants                          1,099,031                  892,288
  Employee stock options              111,113                   72,693
                                   ----------  ----------   ----------  ----------

Denominator for diluted
 earnings per share                 7,603,607   2,709,922    7,118,895   2,599,915
                                   ==========  ==========   ==========  ==========

Basic earnings per share           $     .004  $     (.06) $       .01  $     (.24)
                                   ==========  ==========   ==========  ==========

Diluted earnings per share         $     .003  $     (.06) $       .01  $     (.24)
                                   ==========  ==========   ==========  ==========



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

5.   Concentration of Business
     -------------------------

     The Company supports the national security interests of the United States, by providing engineering, information, medical research and technical services to federal government agencies. The Company specializes in developing innovative technical solutions for the intelligence community, analyzing and supporting defense systems (including intelligent weapons systems and biological warfare defense), and supporting computer systems.

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


6.   Business segments
     -----------------

     The Company has four active reportable segments comprising its individual operating subsidiaries - Advanced Biosystems, Inc. ("ABS"), Avenue Technologies, Inc. ("ATI"), Engineering & Information Services, Inc. ("EISI"), and SyCom Services, Inc. ("SyCom"); and one inactive reportable segment - Vail Research and Technology Corporation ("Vail"). Each of the operating segments provides engineering, information, medical research and technical services to federal government agencies. The reportable segments are distinguished by their individual clients, prior experience and technical skills.

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

                                  HADRON, INC.
                    REPORTABLE SEGMENTS - FASB STATEMENT 131

                                                           FOR THE THREE AND SIX MONTHS
                                                         ENDED DECEMBER 31, 2000 AND 1999

                                            THREE MONTHS      THREE MONTHS      SIX MONTHS      SIX MONTHS
                                                ENDED             ENDED            ENDED           ENDED
                                              DEC. 2000         DEC. 1999        DEC. 2000       DEC. 1999
                                              ---------         ---------        ---------       ---------
     DESCRIPTON:
    -----------
Trade revenues:
  ABS                                    $       878,200   $             -   $   1,879,800   $           -
  ATI                                          1,121,900         1,207,900       2,385,200       2,589,000
  EISI                                           949,500         2,426,800       2,209,700       4,946,500
  SyCom                                        1,179,300         1,194,700       2,357,900       2,530,000
  Vail                                                 -            37,200               -         104,000
  Corporate                                            -            94,100               -          97,800
                                             -----------       -----------       ---------       ---------
Total trade revenues                     $     4,128,900   $     4,960,700   $   8,832,600   $  10,267,300
                                             ===========       ===========       =========       =========

Net income/(loss):
  ABS                                    $        (1,500)  $             -   $       4,300   $           -
  ATI                                             39,100          (170,600)        163,000        (389,700)
  EISI                                            47,500           153,500          60,500         151,200
  SyCom                                          (29,600)         (137,000)        (68,700)       (252,000)
  Vail                                                 -           (61,400)              -        (123,900)
  Corporate                                      (32,600)           35,800         (73,600)        (16,600)
                                             -----------       -----------       ---------       ---------
Total net income                         $        22,900   $      (179,700)  $      85,500   $    (631,000)
                                             ===========       ===========       =========       =========

Assets:
  ABS                                    $       335,100   $             -   $     335,100   $           -
  ATI                                          3,338,000         3,644,400       3,338,000       3,644,400
  EISI                                           663,000         1,134,400         663,000       1,134,400
  SyCom                                          411,300           414,400         411,300         414,400
  Vail                                           582,100           735,800         582,100         735,800
  Corporate                                      218,200           198,200         218,200         198,200
                                             -----------       -----------       ---------       ---------
Total assets                             $     5,547,700   $     6,127,200   $   5,547,700   $   6,127,200
                                             ===========       ===========       =========       =========

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

              COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000
                   TO THE THREE MONTHS ENDED DECEMBER 31, 1999


     The Company had an operating profit of $72,000 for the three months ended December 31, 2000, compared to an operating loss of $123,000 for the period ending December 31, 1999. This $195,000 increase is primarily attributable to the Company's aggressive cost reductions coupled with increases in the productivity of the Company's billable staff.

          Net income was $23,000 for the quarter ended December 31, 2000, compared to a net loss of approximately $180,000 for the same period of the prior year. The $203,000 increase resulted from the same factors mentioned above.

     Revenues for the three months ended December 31, 2000 were approximately $4,129,000, a 17% decrease from the period ending December 31, 1999. This decrease is primarily due to the loss of billable personnel resulting from the hiring of certain of the Company's technical employees by EISI's major client, APL, partially offset by additional revenue produced by ABS. The Company's billable staff at APL decreased 83% between December 31, 1999 and December 31, 2000.

     Costs of revenue for the quarter ended December 31, 2000 were approximately $3,483,000, a decrease of approximately 16% from the same period of the prior year. The decrease is largely due to the lowered personnel costs of EISI partially offset by costs associated with the ABS revenues. Costs of revenue as a percentage of revenues were approximately 84% for the quarters ended December 31, 2000 and 1999, respectively.

     Selling, general and administrative expenses totaled approximately $574,000 for the December 31, 2000 quarter, compared with approximately $924,000 for the
same period of the prior year.   The $350,000, or 38%, decrease is primarily due
to the Company's aggressive cost reduction and containment program.

               COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000
                    TO THE SIX MONTHS ENDED DECEMBER 31, 1999


     The Company had an operating profit of $208,000 for the six months ended December 31, 2000, compared to an operating loss of $481,000 for the period ending December 31, 1999. This $689,000 increase is primarily attributable to the Company's aggressive cost reductions coupled with increases in the productivity of the Company's billable staff.

          Net income was $86,000 for the six months ended December 31, 2000, compared to a net loss of approximately $631,000 for the same period of the prior year. The $717,000 increase resulted from the same factors mentioned above.

     Revenues for the six months ended December 31, 2000 were approximately $8,833,000, a 14% decrease from the period ending December 31, 1999. This decrease is primarily due to the loss of billable personnel resulting from the hiring of certain of the Company's technical employees by EISI's major client, APL, partially offset by additional revenue produced by ABS. The Company's billable staff at APL decreased 83% between December 31, 1999 and December 31, 2000.

     Costs of revenue for the six months ended December 31, 2000 were approximately $7,494,000, a decrease of approximately 14% from the same period of the prior year. The decrease is largely due to the lowered personnel costs of EISI partially offset by costs associated with the ABS revenues. Costs of revenue as a percentage of revenues were approximately 85% for the six-month periods ending December 31, 2000 and 1999, respectively.

     Selling, general and administrative expenses totaled approximately $1,131,000 for the six months ended December 31, 2000, compared with
approximately $1,995,000 for the same period of the prior year.   The $864,000,
or 43%, decrease is primarily due to the Company's aggressive cost reduction and containment program.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------


     The working capital at December 31, 2000 increased by approximately $279,000 from June 30, 2000, primarily due to the Company's positive cash flow resulting from its current period profitability, coupled with increases in equity capital, as discussed below, partially offset by debt pay down and ABS' laboratory equipment purchases.

     In the three months ended December 31, 2000, the Company recorded a profit of $23,000 and EBITDA, as defined below, of $181,000, after add-backs for interest of $44,000, depreciation of $38,000 and goodwill amortization of $76,000.

     In the six months ended December 31, 2000, the Company recorded a profit of $86,000 and EBITDA of $427,000, after add-backs for interest of $112,000, depreciation of $67,000 and goodwill amortization of $162,000.

     EBITDA consists of earnings before interest expense, interest and other income, income taxes, deferred compensation, and depreciation and amortization. EBITDA does not represent funds available for the Company's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing the Company's results of operations and cash flows. In addition, EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of the Company's operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to the Company's ability to meet future debt service, capital expenditure and working capital requirements.

     Net cash used in operating activities was $113,000 and $385,000 during the six months ended December 31, 2000 and 1999, respectively. Net cash used for operating activities in the six months ended December 31, 2000 was primarily the result of changes in working capital, partially offset by operating income. Net cash used for operating activities in the same period of the prior year was primarily the result of operating losses coupled with changes in working capital.

     Net cash used for investing activities during the six months ended December 31, 2000 and 1999 was $133,000 and $2,000, respectively. Net cash used for investing activities in each of these periods was for fixed asset purchases.

     In the six months ended December 31, 2000, the Company paid $237,000 to Dr. C.W. Gilluly to satisfy its note obligation, $250,000 to United Bank to pay down its Term Loan, and $133,000 to purchase fixed assets in support of ABS' growth. To provide funding for these obligations, the Company primarily utilized its $467,000 increase in shareholders' equity, resulting from equity transactions of $381,000 and profits of $86,000.

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

     In September 2000, Jon M. Stout, the Company's Chairman, and J. Richard Knop, President of the Company's investment banking firm, Boles Knop & Co., exercised warrants to purchase an aggregate of 462,894 shares of common stock resulting in proceeds of approximately $333,000.

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provided the Company with a $1.5 million line of credit facility (the "Credit Facility") through October 31, 2000, and a three-year $1.5 million term loan (the "Term Loan"). The Term Loan provides for monthly principal payments of approximately $42,000, with interest at the prime rate plus 150 basis points. Jon M. Stout personally guaranteed the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company. As of December 31, 2000, the outstanding balances of the Credit Facility and Term Loan are $767,000 and $750,000, respectively.

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

     On January 16, 2001 Sterling E. Phillips, Jr. was appointed to the positions of President and Chief Executive Officer of the Company. Mr. Phillips was also elected to serve as a member of the Company's Board of Directors. In connection with his appointments, Mr. Phillips purchased 66,667 shares of the Company's restricted common stock, par value $0.02, for $0.75 per share. In addition, Mr. Phillips was awarded a five-year, non-qualified stock option to purchase 875,725 shares of the Company's common stock, par value $0.02, at the exercise price equal to 100% of the fair market value of the common stock on the grant date, exercisable in one-third increments over a two-year period.

     Jon M. Stout resigned as President and Chief Executive Officer of the Company effective January 16, 2001 and was appointed to the position of Chairman. Mr. Stout shall also remain a member of the

Company's Board of Directors. C.W. Gilluly resigned as Chairman effective January 16, 2001 and will continue to serve as a member of the Company's Board of Directors.

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $15,000.

     For fiscal year 2001, the Company plans to maintain its stringent control over costs, aggressively pursue opportunities within core competencies, and perform its contracts efficiently. Plans are underway to bolster business development efforts and penetrate key accounts. To this end, the Company has reorganized its recruiting function and enhanced its benefits offerings to improve the Company's competitive position in the marketplace. In January 2001, the Company finalized its annual renegotiations with Northrop Grumman on its SyCom contract. The Company restructured the contract such that SyCom could achieve and maintain profitable operations.

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

Part II.  Other Information


     Item 4.  Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

     a)   The Company's  Annual Meeting of Stockholders  was held on December 5,
          2000.

     b) At the Annual Meeting, the Company's stockholders re-elected the Company's five directors, approved an amendment to the Company's 1997 Employee Stock Purchase Plan to increase by 150,000 the shares reserved for issuance thereunder, and approved and ratified the Hadron, Inc. 2000 Stock Option Plan.

          The following votes were cast at the Annual Meeting with respect to each of the matters above:



Directors:

                                        Votes      Abstentions and
Directors                 Votes For    Withheld    Broker Non-Votes
---------                 ---------    --------    ----------------

Jon M. Stout              5,873,636     9,003           -
C.W. Gilluly              5,873,585     9,054           -
Gerald McNichols          5,873,636     9,003           -
John D. Sanders           5,873,626     9,013           -
Gerald R. Young           5,873,601     9,038           -


Amendment to the 1997 Employee Stock Purchase Plan:

                                                Abstentions and
Votes For             Votes Against             Broker Non-Votes
---------             -------------             ---------------
5,208,711               79,442                       15,296

Ratification of the Hadron, Inc. 2000 Stock Option Plan:


                                                Abstentions and
Votes For             Votes Against             Broker Non-Votes
---------             -------------             ---------------
5,153,352              133,541                      16,556

Item 6.   Exhibits and Reports.
          ---------------------

(a)  Exhibits

     Exhibit No.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K

     On January 25, 2001, the Company filed a report on Form 8-K disclosing that on January 16, 2001 Sterling E. Phillips, Jr. was appointed to the positions of President and Chief Executive Officer of the Company. Mr. Phillips was also elected to serve as a member of the Company's Board of Directors. Jon M. Stout resigned as President and Chief Executive Officer of the Company effective January 16, 2001 and was appointed to the position of Chairman. Mr. Stout shall also remain a member of the Company's Board of Directors. C.W. Gilluly resigned as Chairman effective January 16, 2001 and will continue to serve as a member of the Company's Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: February 14, 2001                 HADRON, INC.
                                        (Registrant)



By:/S/ Sterling E. Phillips, Jr.      By:/S/ Sterling E. Phillips, Jr.
   -------------------------------       ----------------------------------
   Sterling E. Phillips, Jr.             Sterling E. Phillips, Jr.
   Chief Executive Officer               Acting Chief Financial Officer
     and President                       (Principal Financial
    (Principal Executive Officer)        Officer and Principal
                                         Accounting Officer)