Form 10-KT
period 2000-12-31
HADRON INC
filed 2001-05-11
CIK 44800

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                     ------------------------------------
                                   FORM 10-K

(Mark One)
___ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

 X  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

For the transition period from July 1, 2000 to December 31, 2000_

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

    Yes   X                           No  ___
         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's revenues for the six months ended December 31, 2000 were $8,943,400.

As of May 4, 2001, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $3,992,320.

As of May 4, 2001, 6,517,279 shares of the common stock of the registrant were outstanding.

                                    PART I

Item 1. Business
        --------

Introduction

     Hadron, Inc. ("Hadron" or the "Company") supports the national security organizations of the United States Government by providing engineering, information technology, medical research and technical services to these agencies. The Company specializes in developing innovative technical solutions for the intelligence community, analyzing and supporting defense systems, developing medical defenses for biological warfare agents and supporting computer systems. The Company was incorporated in New York in 1964, and can be found on the Internet at www.hadron.com.

Operations

     The Company has four ongoing business units, whose descriptions follow:

Advanced Biosystems, Inc. ("ABS")

     In December 1999, the Company incorporated its Advanced Biosystems Division to pursue research and business opportunities in the areas of defenses against potential biological weapons; the exploration of new products that prevent or treat infectious disease; and the analysis of biological threats on the battlefield or from terrorists. ABS scientists have extensive experience and broadly recognized technical leadership in biological weapons research, immunology, molecular biology and genetic engineering.

      Building on its initial $3,367,000 contract with the Defense Advanced Research Projects Agency (DARPA), ABS is actively pursuing new business with a variety of federal agencies. In support of these efforts, ABS has formed alliances with research institutions such as Harvard's Dana-Farber Cancer Institute, George Mason University, the University of Alabama (Birmingham) and Southern Research Institute. ABS will continue to expand its biological defense research while working to identify and develop new means of preventing and treating a broad range of infectious diseases and cancers.

         In March 2001, ABS was awarded a $2,600,000 one-year contract by the U.S. Army Medical Research and Materiel Command to study and develop new medical defenses for anthrax. This contract is a major step in ABS' multi-phase program to develop defenses against, and treatments for, specific biological agents that may be used in warfare or terrorist attacks.

         ABS, incorporated in Delaware, is a wholly owned subsidiary of the Company.

Avenue Technologies, Inc. ("ATI")

         ATI provides high technology engineering and professional services. ATI's primary business base is the intelligence community where it specializes in the areas of intelligence, special operations and systems integration support. ATI's customer base includes both the federal government and aerospace contractors.

         ATI's core personnel average over twenty years of senior professional military and civilian leadership, managerial, and operational experience. Its core competencies include systems integration, specialized software development, technical evaluation services, intelligence systems architectures, specialized training services, and information operations support. Key ATI clients include the National Reconnaissance Office, the Defense Intelligence Agency, the National Security Agency, the Naval Research Laboratory, the U.S. Navy, and DARPA.

         ATI, incorporated in Virginia, was acquired on May 12, 1999 and operates as a wholly owned subsidiary of the Company.

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

         Historically, EISI was a long-term provider of software and hardware expertise to The Johns Hopkins University Applied Physics Laboratory ("APL") located near Baltimore, Maryland. EISI's business with APL constituted approximately 17% of the 2000 transition period revenues of the Company. EISI staff was instrumental in the design and development of multi-platform analysis, simulation, communications, and decision support systems for APL. EISI applications developed for APL helped ensure the accuracy and readiness of a number of U.S. Navy defense systems that were deployed in global operations.

         In April 1997, the Company was awarded four follow-on contracts by APL to continue its support activities through September 2001. During fiscal year 2000, APL informed the Company that hiring ceilings previously imposed on APL by the Government and University were removed and that APL would convert contractor positions to APL staff positions and use contract labor only for positions expected to last for less than a year. Moreover, EISI was informed that most contract labor positions staffed by EISI would be converted to APL staff positions, and that most individuals in such positions would be offered employment with APL by September 30, 2000. Revenues derived from APL decreased significantly as a result of these conversions.

         In June 2000, the Company was awarded a one-year contract with APL to provide staffing and recruiting assistance in addition to its existing hardware and software contracts.

         EISI, incorporated in Virginia, is a wholly owned subsidiary of the Company.

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

         SyCom has particular expertise in the development of real-time and embedded software engineering for systems such as civilian and military radars, airspace management systems, signal analysis and specialized database systems. SyCom also provides software support, including software documentation, document management and imaging. SyCom's business from Northrop Grumman constituted approximately 27% of the 2000 transition period revenues of the Company.

         SyCom, incorporated in Delaware, is a wholly owned subsidiary of the Company.

General Information

         The Company provides engineering, information, medical research and technical services to federal government agencies or major defense contractors. In general, the industry in which the Company operates includes a large number of competitors of varying sizes, many of which, like the Company, are principally located in the Washington, D.C. area. Competition within the information technology and government contracting arenas is extremely intense. Selection is based primarily on a combination of the price of services and evaluation of technical capability, as well as reputation, quality of service and responsiveness to client requirements.

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

         The revenues of EISI accounted for 25%, 48%, 45%, 54% and 57% of the Company's total consolidated revenues for the transition period ended December 31, 2000, the unaudited six-month period ended December 31, 1999, and the fiscal years 2000, 1999 and 1998, respectively. During the same periods, SyCom's revenues respectively accounted for 27%, 25%, 25%, 40% and 43% of consolidated revenues. The revenues of ATI accounted for 27%, 25%, 26% and 3% of the consolidated revenues for the six month periods ended December 31, 2000 and 1999 and the fiscal years 2000 and 1999, respectively. The revenues of ABS accounted for 21% and 3% of the total consolidated revenues for the transition period 2000 and the fiscal year 2000.

         The Company's backlog of orders believed to be firm as of December 31, 2000 approximated $15 million, which the Company expects will be filled during 2001. As of June 30, 2000, the Company had approximately $13 million in firm backlog orders. Included in the firm backlog approximation are estimates of amounts the Company anticipates receiving under government contracts, some of which are indefinite delivery, indefinite quantity contracts, under which services are provided as ordered by the government. Not included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

         As of December 31, 2000, the Company (including its subsidiaries) employed approximately 140 people. The Company's employees are not members of any union, and employee relations are believed by management to be generally good.

         Raw materials, patents, licenses, trademarks, franchises and concessions are not materially important to the conduct of the Company's business and the Company's business is not seasonal.

Government Procurement

         The Company is heavily dependent on the DoD, as well as other U.S. governmental agencies, for contract work. Contracts and subcontracts with the DoD produced approximately 43% of the Company's total revenues during the transition period 2000. The Company's other U.S. government contracts and subcontracts produced approximately 30% of the Company's total revenues during the transition period ended December 31, 2000. Contracts with the U.S. Government are subject to audit by the Defense Contract Audit Agency ("DCAA").

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

         The preponderance of the Company's technical and professional services business with the DoD and other governmental agencies is obtained through competitive procurement and through follow-on services related to existing business. In certain instances, however, the Company acquires such service contracts because of special professional competency or proprietary knowledge in specific subject areas.

         The Company derives no revenues from foreign operations.

Recent Developments

Modification of Loan Agreement

         The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provided the Company with a $1.5 million line of credit facility (the "Credit Facility") through October 31, 2000, and a three-year $1.5 million term loan (the "Term Loan"). The Term Loan provides for monthly principal payments of approximately $42,000, with interest at the prime rate plus 150 basis points. Jon M. Stout, the Chairman of the Board, personally guaranteed the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company. As of December 31, 2000, the outstanding balances of the Credit Facility and Term Loan are $907,000 and $750,000, respectively.

         On October 31, 2000, the Company entered into the Third Modification and Extension Agreement with United Bank. This agreement extended the Credit Facility through November 30, 2001, lowered the interest to the prime rate plus 100 basis points, and adjusted the financial covenants. On this same date, the Company entered into a Joinder Agreement thereby adding the accounts receivable and other assets of ABS as collateral for the Credit Facility and Term Loan.

Change of Position of Dr. C.W. Gilluly

         On January 16, 2001, Dr. Gilluly resigned as Chairman but continues to provide consulting services and serve as a member of the Company's Board of Directors.

Change of Position of Jon M. Stout

         On January 16, 2001, Mr. Stout resigned as President and Chief Executive Officer of the Company and was appointed to the position of Chairman. Mr. Stout remains a member of the Company's Board of Directors.

Appointment of Sterling E. Phillips, Jr.

         On January 16, 2001, Mr. Phillips was appointed to the positions of President and Chief Executive Officer of the Company. Mr. Phillips was also elected to fill an existing vacancy and serve as a member of the Company's Board of Directors. In connection with his appointments, Mr. Phillips purchased 66,667 shares of the Company's restricted common stock, par value $0.02, for $0.75 per share. In addition, Mr. Phillips was awarded a five-year, non-qualified stock option to purchase 875,725 shares of the Company's common stock, par value $0.02, at the exercise price equal to 100% of the fair market value of the common stock on the grant date, exercisable in one-third increments over a two-year period.

Change in Fiscal Year

         On February 14, 2001, the Board of Directors of the Company approved a change of the Company's fiscal year from the period of July 1 through June 30 to the period of January 1 through December 31, and declared the period of July 1, 2000 through December 31, 2000 the transition period.

Item 2.  Properties
         ----------

         The Company owns no real estate. As of December 31, 2000, the Company leased a total of 28,200 square feet of office space. These leases expire between January and December 2002. (See Note 11 of the Notes to Consolidated Financial Statements.)

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

     The range of high and low bid quotations for the Common Stock, as reported by the National Quotation Bureau, for each quarterly period during the transition period ended December 31, 2000 and the fiscal years ended June 30, 2000 and June 30, 1999 is shown below:

Period Ended December 31, 2000        High         Low
------------------------------        ----         ---

            First Quarter
            (7/1 to 9/30/00)          1.06         .63
            Second Quarter
            (10/1 to 12/31/00)        1.56         .75

Fiscal Year Ended June 30, 2000       High         Low
-------------------------------       ----         ---

            First Quarter
            (7/1 to 9/30/99)          1.28         .63
            Second Quarter
            (10/1 to 12/31/99)         .75         .50
            Third Quarter
            (1/1 to 3/31/00)          2.00         .47
            Fourth Quarter
            (4/1 to 6/30/00)          1.56         .75

Fiscal Year Ended June 30, 1999       High         Low
--------------------------------      ----         ---

            First Quarter
            (7/1 to 9/30/98)          2.06        1.63
            Second Quarter
            (10/1 to 12/31/98)        2.00        1.63
            Third Quarter
            (1/1 to 3/31/99)          1.63        1.28
            Fourth Quarter
            (4/1 to 6/30/99)          1.31        1.28


     As of May 4, 2001, there were approximately 2,186 shareholders of record of the Company's Common Stock.

     No cash dividends were paid during the transition period and past two fiscal years, and none are expected to be declared during 2001.


Item 6.  Selected Financial Data
         -----------------------

                                                                (In Thousands, except per share amounts)

                                      -----------------------------------------------------------------------------------------
                                                        Unaudited
                                              Six          Six
                                            Months        Months      Fiscal      Fiscal      Fiscal      Fiscal      Fiscal
                                             Ended        Ended        Year        Year        Year        Year        Year
                                           12/31/00      12/31/99     6/30/00     6/30/99     6/30/98     6/30/97    6/30/96
                                      -----------------------------------------------------------------------------------------
                                             2000          1999        2000        1999        1998        1997        1996
                                             ----          ----        ----        ----        ----        ----        ----
                                      -----------------------------------------------------------------------------------------
Total Revenues/(1)/                         $8,943       $10,267     $19,901      $20,333     $21,134     $16,988     $18,306

                                      -----------------------------------------------------------------------------------------
Operating Income (Loss)                        190          (481)       (421)          63         888         128          59
                                      -----------------------------------------------------------------------------------------
Interest Expense, net of
 Interest income                                112           167        324           78          56          84         132
                                      -----------------------------------------------------------------------------------------
Income (Loss)
 Before income taxes                            85          (631)       (724)          48         819          57         194
                                      -----------------------------------------------------------------------------------------
Net Income (Loss)/(1)/                          85          (631)       (745)          34         761          13         162
                                      -----------------------------------------------------------------------------------------
Income (Loss) per share
 Of Common Stock:
                                      -----------------------------------------------------------------------------------------
 Basic                                         .01          (.24)       (.23)         .02         .45         .01         .11
                                      -----------------------------------------------------------------------------------------
 Diluted                                       .01          (.24)       (.23)         .01         .26         .01         .11
At Period End:
                                      -----------------------------------------------------------------------------------------
Total Assets                                 5,784         6,127       5,951        6,690       3,507       2,712       2,874
                                      -----------------------------------------------------------------------------------------
Long-term Liabilities                          412         1,040         702        2,160          53         169         320
                                      -----------------------------------------------------------------------------------------
Working Capital (Deficit)                      266        (1,454)        (13)         (67)       (186)       (906)       (654)
                                      -----------------------------------------------------------------------------------------
Shareholders' Equity
 (Deficit)                                   2,002           (80)      1,535          456          22        (811)       (869)
                                      -----------------------------------------------------------------------------------------



/(1)/ See Item 7 "Management's Discussion and Analysis" for an explanation of events that materially affect comparability.

Item 7 and 7A.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations and Quantitative and
           --------------------------------------------------------
           Qualitative Disclosure about Market Risk
           ----------------------------------------


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

                              Results of Operations
                              ---------------------
    Comparison Of Six Month Transition Period Ended December 31, 2000 To the
    -------------------------------------------------------------------------
              Unaudited Six Month Period Ended December 31, 1999
              --------------------------------------------------

         The Company had an operating profit of $190,000 for the six months ended December 31, 2000, compared to an operating loss of $481,000 for the period ended December 31, 1999. This $671,000 increase is primarily attributable to the Company's aggressive cost reductions coupled with increases in the productivity of the Company's billable staff.

         Net income was $85,000 for the six months ended December 31, 2000, compared to a net loss of approximately $631,000 for the same period of the prior year. The $716,000 increase resulted from the same factors mentioned above.

         Revenues for the six months ended December 31, 2000 were approximately $8,943,000, a 13% decrease from the period ended December 31, 1999. This decrease is primarily due to the loss of billable personnel resulting from the hiring of certain of the Company's technical employees by EISI's major client, APL, partially offset by additional revenue produced by ABS. The Company's billable staff dedicated to the APL contracts decreased 83% between December 31, 1999 and December 31, 2000.

         The principal customer for the Company's services is the U.S. Government, principally the DoD, which, directly or through its prime contractors, accounted for 43% of the Company's revenues in the transition period ended December 31, 2000. The Company's sales to the United States government and its prime contractors represented approximately 73% and 74% of total net sales during the Company's six month periods ended December 31, 2000 and 1999, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. The Company's contracts with the United States Government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of fixed quantity of services or products. Reductions in United States Government defense spending could adversely affect the Company's operating results. While the Company is not aware of present or anticipated reductions in United States Government spending on specific programs or contracts (except for the reductions in the APL contract previously discussed), there can be no assurance that such reductions will not occur or that decreases in United States Government defense spending in general will not have an adverse effect on the Company's revenues in the future.

         Costs of revenue for the six months ended December 31, 2000 were approximately $7,601,000, a decrease of approximately 13% from the same period of the prior year. The decrease is primarily due to the lowered personnel costs of EISI partially offset by costs associated with the increased ABS revenues. Costs of revenue as a percentage of revenues were approximately 85% for the six-month periods ended December 31, 2000 and 1999, respectively.

         Selling, general and administrative expenses totaled approximately $1,153,000 for the six months ended December 31, 2000, compared with approximately $1,995,000 for the same period of the prior year. The $842,000, or 42%, decrease is primarily due to the Company's aggressive cost reduction and containment program.

                              Results of Operations
                              ---------------------
               Comparison Of Fiscal Year 2000 To Fiscal Year 1999
               --------------------------------------------------

         The Company had an operating loss of $421,000 in the fiscal year ended June 30, 2000, compared to an operating profit of $63,000 in the prior fiscal year. This $484,000 decrease is primarily due to the loss of billable personnel resulting from the hiring of certain of the Company's technical employees by EISI's major client, APL, and the difficulties retaining and recruiting new technical employees for SyCom's major client, Northrop Grumman, coupled with the addition of key administrative personnel hired to develop the Company's initiatives in the areas of biological weapons defense and counterterrorism. In addition, the Company amortized the goodwill associated with the purchase of ATI. The Company's net billable headcount at APL and Northrop Grumman decreased by 30 and 36, or 59% and 42%, respectively, during the fiscal year ended June 30, 2000 as compared with the prior year. The loss of billable personnel at APL is expected to continue, as a result of the removal of hiring ceilings at APL.

         Net interest expense increased approximately $246,000 between the fiscal year ended June 30, 1999 and the fiscal year ended June 30, 2000 due to higher outstanding borrowings during the year and increased debt associated with the acquisition of ATI.

         The net loss for the fiscal year ended June 30, 2000 was approximately $745,000, compared to net income of approximately $34,000 in the prior year. The net loss resulted primarily from the loss of billable positions, as discussed above, coupled with the costs of retaining key technical professional personnel and diversifying business development efforts.

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

         The principal customer for the Company's services is the U.S. Government, principally the DoD, which, directly or through its prime contractors, accounted for 67% of the Company's revenues in fiscal year 2000. The Company's sales to the United States government and its prime contractors represented approximately 74% and 60% of total net sales during the Company's fiscal years ended June 30, 2000 and June 30, 1999, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. The Company's contracts with the United States Government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of fixed quantity of services or products. Reductions in United States Government defense spending could adversely affect the Company's operating results. While the Company is not aware of present or anticipated reductions in United States Government spending on specific programs or contracts (except for the reductions in the APL contract previously discussed), there can be no assurance that such reductions will not occur or that decreases in United States Government defense spending in general will not have an adverse effect on the Company's revenues in the future.

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

                              Results of Operations
                              ---------------------
               Comparison Of Fiscal Year 1999 To Fiscal Year 1998
               --------------------------------------------------

         The Company had an operating profit of $63,000 in the fiscal year ended June 30, 1999, compared to an operating profit of $888,000 in the prior fiscal year. This decrease is primarily attributable to the loss of billable employees due to customer cutbacks, coupled with the costs of retaining technical personnel while awaiting new customer tasking and funding. In addition, the Company had increased costs associated with the addition of corporate personnel hired to develop the Company's initiatives in the areas of biological weapons defense and counter terrorism.

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

         Revenues for the fiscal year ended June 30, 1999 were approximately $20,333,000, a 4% decrease from the prior fiscal year. This decrease reflects fewer contract requirements of both EISI and SyCom at major government and commercial customers, primarily due to certain government budgetary constraints, partially offset by revenues from newly acquired companies Vail and ATI.

         The principal customer for the Company's services is the U.S. Government, principally the DoD, which, directly or through its prime contractors, accounted for 48% of the Company's revenues in fiscal year 1999. The Company's sales to the United States government and its prime contractors represented approximately 60% and 55% of total net sales during the Company's fiscal years ended June 30, 1999 and June 30, 1998, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. The Company's contracts with the United States Government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of fixed quantity of services or products. Reductions in United States Government defense spending could adversely affect the Company's operating results. While the Company is not aware of present or anticipated reductions in United States Government spending on specific programs or contracts (except for the reductions in the APL contract previously discussed), there can be no assurance that such reductions will not occur or that decreases in United States Government defense spending in general will not have an adverse effect on the Company's revenues in the future.

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

                         Capital Resources and Liquidity
                         -------------------------------

         The working capital at December 31, 2000 increased by approximately $278,000 from June 30, 2000, primarily due to the Company's positive cash flow resulting from its current period profitability, coupled with increases in equity capital, as discussed below, partially offset by debt pay down and ABS' laboratory equipment purchases.

         In the three months ended December 31, 2000, the Company recorded a profit of $22,000 and EBITDA, as defined below, of $180,000, after add-backs for interest of $44,000, depreciation of $38,000 and goodwill amortization of $76,000.

         In the six months ended December 31, 2000, the Company recorded a profit of $85,000 and EBITDA of $426,000, after add-backs for interest of $112,000, depreciation of $67,000 and goodwill amortization of $162,000.

         EBITDA consists of earnings before interest expense, interest and other income, income taxes, deferred compensation, and depreciation and amortization. EBITDA does not represent funds available for the Company's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing the Company's results of operations and cash flows. In addition, EBITDA is considered to be relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of the Company's operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to the Company's ability to meet future debt service, capital expenditure and working capital requirements.

         Net cash used in operating activities was $78,000 and $385,000 during the six months ended December 31, 2000 and 1999, respectively. Net cash used for operating activities in the six months ended December 31, 2000 was primarily the result of changes in working capital, partially offset by operating income. Net cash used for operating activities in the same period of the prior year was primarily the result of operating losses coupled with changes in working capital.

         Net cash used for investing activities during the six months ended December 31, 2000 and 1999 was $133,000 and $2,000, respectively. Net cash used for investing activities in each of these periods was for fixed asset purchases.

         In the six months ended December 31, 2000, the Company paid $237,000 to Dr. C.W. Gilluly to satisfy its note obligation, $250,000 to United Bank to pay down its Term Loan, and $133,000 to purchase fixed assets in support of ABS' growth. To provide funding for these obligations, the Company primarily utilized its $467,000 increase in shareholders' equity, resulting from equity transactions of $382,000 and profits of $85,000.

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

         In September 2000, Jon M. Stout, the Company's Chairman, and J. Richard Knop, President of the Company's investment banking firm, Boles Knop & Co. (later renamed The Windsor Group), exercised warrants to purchase an aggregate of 462,894 shares of common stock resulting in proceeds of approximately $333,000.

         The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provided the Company with a $1.5 million line of credit facility (the "Credit Facility") through October 31, 2000, and a three-year $1.5 million term loan (the "Term Loan"). The Term Loan provides for monthly principal payments of approximately $42,000, with interest at the prime rate plus 150 basis points. Jon M. Stout, the Chairman of the Board, personally guaranteed the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company. As of December 31, 2000, the outstanding balances of the Credit Facility and Term Loan are $907,000 and $750,000, respectively.

         On October 31, 2000, the Company entered into the Third Modification and Extension Agreement with United Bank. This agreement extended the Credit Facility through November 30, 2001, lowered the interest to the prime rate plus 100 basis points, and adjusted the financial covenants. On this same date, the Company entered into a Joinder Agreement thereby adding the accounts receivable and other assets of ABS as collateral for the Credit Facility and Term Loan.

         On January 16, 2001 Sterling E. Phillips, Jr. was appointed to the positions of President and Chief Executive Officer of the Company. Mr. Phillips was also elected to fill an existing vacancy and serve as a member of the Company's Board of Directors. In connection with his appointments, Mr. Phillips purchased 66,667 shares of the Company's restricted common stock, par value $0.02, for $0.75 per share. In addition, Mr. Phillips was awarded a five-year, non-qualified stock option to purchase 875,725 shares of the Company's common stock, par value $0.02, at the exercise price equal to 100% of the fair market value of the common stock on the grant date, exercisable in one-third increments over a two-year period.

         Jon M. Stout resigned as President and Chief Executive Officer of the Company effective January 16, 2001 and was appointed to the position of Chairman. Mr. Stout also remains a member of the Company's Board of Directors. Dr. C.W. Gilluly resigned as Chairman effective January 16, 2001 but continues to provide consulting services and serve as a member of the Company's Board of Directors.

         The Company is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $15,000.

          For 2001, the Company plans to maintain its control over costs, aggressively pursue new business opportunities within core competencies and clients, and perform its contracts efficiently. Plans are underway to bolster business development capabilities and penetrate key accounts. To this end, the Company has reorganized its recruiting function and enhanced its benefits offerings to improve the Company's competitive position in the marketplace. In January 2001, the Company finalized its annual renegotiations with Northrop Grumman on its principal contract with SyCom. The Company renegotiated the contract such that SyCom could achieve and maintain profitable operations.

         Except for the historical information contained herein, the matters discussed in this Form 10-K include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements contained herein. Such factors and risks include business conditions and growth in the information services, engineering services, software development and government contracting arenas and in the economy in general. Competitive factors include the pressures toward consolidation of small government contracts into larger contracts awarded to major, multi-national corporations; the Company's ability to continue to recruit and retain highly skilled technical, managerial and sales/marketing personnel; and the Company's ability to successfully identify, complete and integrate acquisitions. Other risks may be detailed from time to time in the Company's SEC reports.

Item 8.      Financial Statements and Supplementary Data
             -------------------------------------------

         The information required by this item is set forth under Item 14(a), which information is incorporated herein by reference.

Item 9.      Changes in and Disagreements with Auditors on Accounting and
             -------------------------------------------------------------
             Financial Disclosure
             --------------------

         None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The names of the six directors and certain other information about them are set forth below as of May 4, 2001:

                  Directors                  Age           Director Since          Office Held with Company
                  ---------                  ---           --------------          ------------------------
        Jon M. Stout *                       54                 2000               Chairman of the Board and Director

        C.W. Gilluly, Ed.D.                  55                 1992               Director

        Gerald R. McNichols, Sc.D. *         57                 2000               Director

        Sterling E. Phillips, Jr.            54                 2001               Director, President and Chief Executive Officer

        John D. Sanders, Ph.D.               62                 1997               Director

        Gerald R. Young *                    71                 2000               Director

     * This individual is elected pursuant to the Voting Agreement described in "Change of Control" and is elected pursuant to the Voting Agreement.

     JON M. STOUT was appointed the Company's President and Chief Executive Officer and to the Board on March 31, 2000. On January 16, 2001, Mr. Stout resigned as President and Chief Executive Officer of the Company and was appointed to the position of Chairman. Mr. Stout, along with his wife, founded DPC Technologies, Inc., a military intelligence information technology company, which was sold to Northrop Grumman in 1999. Prior to that endeavor, Mr. Stout served in senior management and marketing positions with various firms, including the Harris Corporation and Perkin Elmer Corporation.

     C.W. GILLULY, Ed.D. was Chairman of the Company from October 1994 until January 16, 2001. He also served as Chief Executive Officer of the Company from May 1993 to March 2000. Since June 1992, Dr. Gilluly has served as Chairman of COMTEX News Network, Inc., a provider of electronic news and business information, for which he also served as Chief Executive Officer from June 1992 through September 1997. Dr. Gilluly has served as Chairman of the Board and President of AMASYS Corporation and its predecessor, Infotechnology, Inc. since June 1992.

     GERALD R. MCNICHOLS, Sc.D., who was appointed to the Board on June 12, 2000, has more than 35 years of experience in management and consulting. He has founded several companies and serves on the boards of various private companies. In 1977, Dr. McNichols founded Management Consulting & Research, Inc., which he sold to GRC International, Inc. in 1999. Dr. McNichols was commissioned by the Air Force in 1965 and spent four years in the Air Force before joining the Office of the Secretary of Defense.

     STERLING E. PHILLIPS, JR. was appointed the Company's President and Chief Executive Officer and to fill the vacancy on the Board on January 16, 2001. Prior to joining the Company, Mr. Phillips held senior management positions with Federal Data Corporation, in the Science and Engineering and Corporate Marketing Groups from 1996 to 2001. From 1993 to 1996, he was the Chief Operating Officer of TRI-COR Industries, Inc., and from 1992 to 1993 served as President of Business Development for Computer Sciences Corporation. Prior to these, he held senior national and international marketing positions with International Business Machines Corporation for twenty-four years.

     JOHN D. SANDERS, Ph.D., who was been a member of the Board since September 1997, serves as a business consultant to emerging technology companies. He was Chairman and Chief Executive Officer of TechNews, Inc., publisher of Washington Technology newspaper, from 1988 to 1996, prior to its sale to The Washington Post Company. In addition, Dr. Sanders has been a registered representative of Wachtel & Co., Inc., a Washington D.C.-based stock brokerage firm, since 1968. Dr. Sanders serves on the boards of ITC Learning Corporation, SenSyTech, Inc. and COMTEX News Network, Inc.

     GERALD R. YOUNG, who was appointed to the Board on June 12, 2000, serves as a management consultant to emerging companies. Mr. Young served on the Board of Directors and as a management consultant with DPC Technologies, Inc. until 1999 when DPC was sold to Northrop Grumman Logicon. Mr. Young continues to provide services to Logicon/DPC Technologies as a member of its Board of Advisors.

Executive Officers

     The following table contains information as of May 4, 2001 as to the executive officers of the Company, who are not also directors of the Company:


                               Officer                   Office Held
       Name                     Since                   With Company
       ----                     -----                   ------------

     Kenneth Alibek             2000           Vice President

     Karen L. Dickey            2000           Vice President and Secretary

     Deborah J. Hickox          2000           Vice President and Treasurer

     Ellen J. Hyslope           2000           Vice President

     Donald E. Jewell           1996           Vice President

     Donald J. Kellmel          1999           Chief Technical Officer

     Shawn K. McCoy             1999           Vice President

     George W. Tonn             2001           Vice President

     DR. KENNETH ALIBEK (50) was appointed Vice President in September 2000, and also serves as President of the Company's Advanced Biosystems, Inc. (ABS) subsidiary, a position he has held since December 1999. Dr. Alibek joined the Company in April 1999 as Chief Scientist and leads the Company's medical research and biowarfare defense initiatives. Prior to joining the Company, Dr. Alibek served as Program Manager for Battelle Memorial Institute from 1998 to 1999. From 1996 to 1998, he was Program Manager at SRS Technologies. From 1992 to 1996, Dr. Alibek held various research and consulting positions at the National Institutes of Health and BDM Federal, Inc. Prior to coming to the United States in 1992, Dr. Alibek served as the First Deputy Chief of Biopreparat,the principal government agency for biological weapons research and development in the former Soviet Union.

     KAREN L. DICKEY (41) was appointed Vice President and Corporate Secretary in September 2000. Ms. Dickey is a C.P.A. who has held numerous financial and management positions with the Company for sixteen years. From 1996 to 2000, she held the position of Corporate Controller. Ms. Dickey's previous experience includes accounting and management positions with Presidential Airways, Inc.

     DEBORAH J. HICKOX (37) was appointed Vice President of Finance and Corporate Treasurer in September 2000. Ms. Hickox is a C.P.A. who joined the Company in June 1999 as Controller of the Company's Avenue Technologies, Inc.
(ATI) subsidiary. From 1996 to 1999, Ms. Hickox served as Controller of EDO Corporation's Technology Services and Analysis subsidiary. Ms. Hickox's previous experience includes finance positions with The Consortium of Universities of the Washington Metropolitan Area and The Concert Society at Maryland.

     ELLEN J. HYSLOPE (38) was appointed Vice President of Administration in September 2000. Ms. Hyslope joined the Company in May 2000 as Director of Human Resources. From 1996 to 2000, Ms. Hyslope served as the Human Resources Director of Logicon DPC Technologies, a unit of Northrop Grumman. Ms. Hyslope's previous experience includes administrative positions with the Republican National Committee, the Community Associations Institute, Abacus Technology Corporation, and MCI Telecommunications Corporation.

     DONALD E. JEWELL (49) was appointed Vice President of the Company in May 1996, and also serves as President of the Company's Engineering & Information Services, Inc. (EISI) and Sycom Services, Inc. (SyCom) subsidiaries, positions he has held since 1993 and 2000, respectively. Mr. Jewell has held senior management positions in the government contracting business for over twenty years. He was Technical Director for Kendrick & Company in 1988 and 1989, and served as Director of Information Systems at British Aerospace from 1985 until 1988. From 1977 until 1985, he served in various computer services management roles for Planning Research Corporation.

     DONALD J. KELLMEL, Ph.D. (52) was appointed Chief Technical Officer of the Company in June 1999. Dr. Kellmel joined the Company in May 1999 when the Company acquired ATI. Dr. Kellmel has more than twenty-four years of professional experience in the management of corporate and systems engineering, computer applications and signal processing. Dr. Kellmel, who has held senior management positions with ATI since 1995, previously held senior management positions with Kaman Sciences Corporation and Locus, Inc.

     SHAWN K. McCOY (45) was appointed Vice President of the Company in June 1999, and also serves as Vice President of ABS. Mr. McCoy joined the Company in June 1999 as President of SyCom. Most recently, Mr. McCoy served as General Manager of EDO Corporation's Technology Services and Analysis subsidiary, which had been acquired in 1998 from Global Associates Ltd., where he served as Chief Operating Officer. Mr. McCoy's previous experience includes positions with Betac Corporation, Lockheed Martin and Martin Marietta Corporation, and service as an intelligence officer in the U.S. Navy.

     GEORGE W. TONN (58) was appointed Vice President of the Company in April 2001, and also serves as President of ATI. Prior to joining the Company in April 2001, Mr. Tonn was with Raytheon where he served as the Director of the Advanced Battle Management Systems organization in the Strategic Systems Division from 1998 to 2001. Mr. Tonn's previous experience includes positions with Hughes Aircraft, Hughes Information Technology Company, SAIC, IBM Federal Systems, and service as a lieutenant colonel in the U.S. Army.

     There are no family relationships among the directors or executive officers of the Company.

                     Meetings of the Board and Committees
                     ------------------------------------

     The Board held a total of two meetings during the Company's transition period ended December 31, 2000. Each director attended in person or telephonically all of the meetings held by the Board and all committees thereof on which he served during the transition period ended December 31, 2000.

     The Audit Committee, comprised of Messrs. McNichols, Sanders, and Young, recommends engagement of the Company's independent auditors, is primarily responsible for approving the services performed by the Company's independent auditors and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls and has general responsibility in connection with related matters (See "Audit Committee Report" below). The Audit Committee met one time during the transition period ended December 31, 2000.

Audit Committee Report
----------------------

     The audit committee oversees the Company's financial reporting process on behalf of the Board. The Company's management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the committee reviewed the audited financial statements in the Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

     The committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed with the committee under generally accepted auditing standards. In addition, the committee has discussed with the independent auditors the auditors' independence from the management and the Company including the matters in the written disclosures required by the Independence Standards Board.

     The committee discussed with the Company's independent auditors the overall scope and plan for their audits. The committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting. The committee held one meeting during the transition period ended December 31, 2000.

     In reliance on the reviews and discussions referred to above, the committee recommended to the Board (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the transition period ended December 31, 2000 for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee

     John D. Sanders, Ph.D., Audit Committee Chair
     Gerald R. McNichols, Sc.D., Audit Committee Member
     Gerald R. Young, Audit Committee Member

May 4, 2001

     The Compensation Committee of the Board (the "Compensation Committee"), which held one meeting in the transition period ended December 31, 2000, is comprised of Messrs. McNichols, Sanders, and Young. The Compensation Committee evaluates management's recommendations and makes its own recommendations to the Board concerning the compensation of the Company's executive officers. It is also responsible for the formulation of the Company's executive compensation policy and the research, analysis and subsequent recommendation regarding the establishment and administration of the Company's Stock Option and Stock Purchase Plans.

     The Board does not have a Nominating Committee or an Executive Committee.

Item 11.  Executive Compensation
          ----------------------

                            EXECUTIVE COMPENSATION
                            ----------------------

                          Summary Compensation Table
                          --------------------------

     The following table sets forth information concerning all compensation paid by the Company during the transition period ended December 31, 2000 to its Chief Executive Officer, Chairman, and each of the three other most highly paid executive officers:

                           Summary Compensation Table
                           --------------------------

                                                                                                      Long-Term
                                                                                                      ----------
                                                                                                     Compensation
                                                                                                     ------------
                                            Compensation                                                Awards
                                            ------------                                                ------
                                                                                                        Stock
              Name and                                                               Bonus($)          Options         All Other
       Principal Position (7)                Period              Salary ($)           (1)(2)         Granted (3)    Compensation (4)
       ----------------------                ------              ----------           ------         -----------    ----------------
Jon M. Stout, Chairman, Director,        6 Mos 12/31/00            $  47,308          $ 25,000            50,000        $ 1,077
and former  President                    6 Mos 12/31/99                    -                 -                 -              -
And Chief Executive Officer (5)              FY 2000                       -                 -            15,000              -
                                             FY 1999                       -                 -                 -              -
                                             FY 1998                       -                 -                 -              -

C. W. Gilluly, Ed.D., Director and       6 Mos 12/31/00            $  69,350          $      -                 -        $     -
former Chairman (6)                      6 Mos 12/31/99               72,381                 -                 -            100
                                             FY 2000                 140,010                 -                 -          1,000
                                             FY 1999                 140,796            34,408            15,000          1,000
                                             FY 1998                 131,690             8,000            12,000          1,000

Dr. Kenneth Alibek,                      6 Mos 12/31/00            $  62,115          $      -            20,000        $     -
Vice President                           6 Mos 12/31/99               48,124                 -            15,000              -
                                             FY 2000                  97,234                 -            15,000              -
                                             FY 1999                  17,998                 -                 -              -
                                             FY 1998                       -                 -                 -              -


Donald J. Kellmel, Ph.D., Chief          6 Mos 12/31/00            $  77,000          $      -            20,000          1,866
Technical Officer                        6 Mos 12/31/99               69,131                 -            10,000          2,188
                                             FY 2000                 143,932                 -            10,000          5,038
                                             FY 1999                  18,500                 -                 -            648
                                             FY 1998                       -                 -                 -              -

Shawn K. McCoy,                          6 Mos 12/31/00            $  65,388          $      -            15,000        $ 1,185
Vice President                           6 Mos 12/31/99               62,815                 -                 -              -
                                             FY 2000                 122,708                 -            10,000            196
                                             FY 1999                       -                 -                 -              -
                                             FY 1998                       -                 -                 -              -

_______________________________

(1)  No bonuses were awarded in transition period 2000.

(2) The bonuses paid in fiscal year or transition period represent the bonuses awarded for the prior fiscal year.

(3) Options granted pursuant to the Company's 2000 Stock Option Plan. See "Executive Compensation - Stock Option Grants."

(4) Contributions made by the Company under its 401(k) plan.

(5) Mr. Stout was appointed President and Chief Executive Officer of the Company on March 30, 2000. In January 2001, he resigned these positions and assumed the position of Chairman of the Company.

(6) Dr. Gilluly entered into an Amendment to Employment Agreement and assumed the positions of Chairman and Director of the Company on March 30, 2000. In January 2001, he resigned as Chairman of the Company, but continues to provide consulting services and to serve as a Director.

(7) On January 16, 2001, Sterling E. Phillips, Jr. was appointed to the positions of President and Chief Executive Officer of the Company.

Stock Option Grants

    The following table provides details regarding all stock options granted to the named executive officers during the transition period ended December 31, 2000:

                     Option Grants in Transition Period 2000

                                                                                                              Potential
                                                                                                         Realizable Value at
                                                                                                               Assumed
                                 Number of            % of Total                                         Annual Rates of Stock
                                  Shares            Options Granted                                     Price Appreciation for
                                Underlying            to Employees                                          Option Term (1)
                                 Options             In Transition     Exercise       Expiration            ---------------
            Name                Granted (2)              Period          Price           Date              5%              10%
            ----                -----------              ------          -----           ----              --              ---
Jon M. Stout                       50,000                  26%               $1.12     9/30/2005        $15,472          $34,189
C. W. Gilluly                           -                   -                    -             -              -                -
Kenneth Alibek                     20,000                  11%                1.02     9/30/2010         12,830           32,518
Donald J. Kellmel                  20,000                  11%                1.02     9/30/2010         12,830           32,518
Shawn K. McCoy                     15,000                   8%                1.02     9/30/2010          9,624           24,388

--------------------------------

    (1) Amounts represent hypothetical gains that could be achieved if exercised at end of the option term. The dollar amounts under these columns assume 5% and 10% compounded annual appreciation in the Common Stock from the date the respective options were granted. These calculations and assumed realizable values are required to be disclosed under Securities and Exchange Commission rules and, therefore, are not intended to forecast possible future appreciation of Common Stock or amounts that may be ultimately realized upon exercise. The Company does not believe this method accurately illustrates the potential value of a stock option.

    (2) Options vest one-third upon the date of grant, and one-third each on the first and second anniversaries of the date of grant, and expire 10 years (5 years for 10% shareholders) after the grant date. The option exercise price is 100% of the fair market value on the date of grant (110% for 10% shareholders). Options are exercisable for a period of 90 days after termination of employment to the extent vested at that time.

Options Exercised and Transition Period End Option Values

        The following table sets forth certain information regarding options exercised during the transition period ended December 31, 2000 and the value of unexercised options held as of December 31, 2000 by the named executive officers:

                  Options Exercised and Period End Option Value
                  ---------------------------------------------

                               Shares                               Number of Shares                      Value of Unexercised
                              Acquired                           Underlying Unexercised                   In-the-Money Options
                                upon           Value            Options at Dec. 31, 2000                   At Dec. 31, 2000 (1)
                                                             ------------------------------          -------------------------------
           Name               Exercise      Realized (2)     Exercisable      Unexercisable          Exercisable       Unexercisable
           ----               --------      ------------     -----------      -------------          -----------       -------------
Jon M. Stout                        -        $         -         17,000             33,000           $      617        $    1,198
C. W. Gilluly                       -                  -         72,000                  -               46,624                 -
Kenneth Alibek                      -                  -         16,800             18,200                4,389             3,531
Donald J. Kellmel                   -                  -         13,500             16,500                3,247             2,942
Shawn K. McCoy                      -                  -          5,100              9,900                  695             1,349

--------------------------------

    (1) Represents the difference between the exercise price of the options and the closing bid price of the Common Stock on December 31, 2000, which was $1.1563 per share. Options that have an exercise price greater than the fiscal year-end market value have not been included in the value calculation.

    (2) Represents the difference between the exercise price and the market value on the date of exercise.

Employment Agreements, Termination of Employment and Change of Control Arrangements

        On March 30, 2000, pursuant to the Purchase Agreement, the Company entered into a rolling two-year employment agreement with Jon M. Stout. Under the agreement, Mr. Stout would serve as the Company's President and Chief Executive Officer. Mr. Stout was entitled to receive an initial annual base salary of $50,000 for the first six months of his employment and thereafter to receive an annual base salary of $140,000. For the fiscal year ended June 30, 2000, Mr. Stout opted to forego his salary and defer any bonus. Mr. Stout's employment agreement further provides for Mr. Stout to participate in the Company's Stock Option and Bonus Plans. Under the Bonus

Plan, Mr. Stout may receive additional compensation based upon the Company's financial performance. On September 12, 2000, the Board approved a $25,000 bonus based upon the Company's financial performance in the fourth quarter of the fiscal year ended June 30, 2000. If Mr. Stout is terminated by the Company other than for cause, the Company must pay Mr. Stout a lump sum payment that is the sum of (1) Mr. Stout's base salary and bonus through the date of termination;
(2) any compensation previously deferred by Mr. Stout; (3) any accrued vacation pay; and (4) the base salary that would have been payable to Mr. Stout through the remainder of the term of the agreement.

         The Committee has, at various times, granted Mr. Stout options under the 1994 and 2000 Stock Option Plans to purchase a total of 65,000 shares of the Company's Common Stock at 110% of the market price on the date of grant. Under the Plan, one-third of options granted are immediately exercisable upon the date of grant, with one-third becoming exercisable on each of the first and second anniversaries of the date of grant.

         On January 16, 2001, Mr. Stout resigned as President and Chief Executive Officer of the Company and was appointed to the position of Chairman. Mr. Stout remains a member of the Company's Board of Directors.

         On January 16, 2001, Mr. Phillips was appointed to the positions of President and Chief Executive Officer of the Company. Mr. Phillips was also elected to fill the vacancy and serve as a member of the Company's Board of Directors. In connection with his appointments, Mr. Phillips purchased 66,667 shares of the Company's restricted common stock, par value $0.02, for $0.75 per share. In addition, Mr. Phillips was awarded a five-year, non-qualified stock option to purchase 875,725 shares of the Company's common stock, par value $0.02, at the exercise price equal to 100% of the fair market value of the common stock on the grant date, exercisable in one-third increments over a two-year period.

        The Company entered into a rolling two-year employment agreement with Dr. Gilluly, to serve as Chief Executive Officer, commencing in fiscal year 1998 at an initial base annual salary of $140,000. On March 30, 2000, Dr. Gilluly entered into an Amendment to Employment Agreement and assumed the sole position of Chairman of the Company. Dr. Gilluly continues to provide management and strategic services to the Company on a part-time basis pursuant to his agreement dated July 1, 2000. Pursuant to this agreement, Dr. Gilluly works up to 90 hours per quarter and receives $11,868 per month for a period of two years.

         On January 16, 2001, Dr. Gilluly resigned as Chairman and continues to provide consulting services and serve as a member of the Company's Board of Directors.

         On May 23, 2000, the Company entered into a severance agreement with Dr. Kellmel. Pursuant to the agreement, if Dr. Kellmel is terminated other than for cause as defined in his agreement, he will receive three months severance at his current base pay of $154,000.

         On October 3, 2000, the Company entered into a severance agreement with Mr. McCoy. Pursuant to the agreement, if Mr. McCoy is terminated other than for cause as defined in his agreement, he will receive six months severance at his current base pay of $140,000 per annum.

Compensation of Directors
-------------------------

         Directors receive a quarterly cash fee of $1,250 for their services. In addition, directors receive $500 per Board meeting attended, and $250 per committee meeting attended (unless such meeting is combined with a full Board meeting). Directors who are employees do not receive any additional compensation for their service as directors. Directors are reimbursed for out-of-pocket expenses associated with their attendance at Board meetings.

Compensation Committee Report on Executive Compensation

         The responsibility of the Compensation Committee is to administer the Company's executive compensation programs, to monitor corporate performance and its relationship to compensation of executive officers and to make appropriate recommendations concerning matters of executive compensation. The Compensation Committee is comprised of three independent non-employee directors. This report sets forth the major components of executive compensation and the basis by which transition year 2000 compensation determinations were made with respect to the executive officers of the Company.

Compensation Policy and Guidelines
----------------------------------

         The main objective of the Company is to maintain and increase the profitability of its operations and to maximize value for shareholders, employees and clients. The goals of the Company's compensation policy are to align executive compensation with the Company's long-term business objectives and performance, to enable the Company to attract and retain high-quality executive officers and employees who will contribute to the long-term success of the Company and to reward such executive officers and employees for their successful efforts in attaining objectives beneficial to the growth and profitability of the Company.

         In order to achieve the Company's goals, the Compensation Committee has developed the following principles that serve as guidance for compensation decisions for all employees: (i) to attract and retain the most highly qualified management and employee team, (ii) to pay competitively with prevailing industry standards, (iii) to emphasize sustained performance by aligning monetary rewards with shareholder interests, (iv) to emphasize performance-related contributions as the basis of pay decisions, and (v) to provide incentive bonus awards for management based upon attaining revenue and profitability goals. To implement these policies, the Compensation Committee has designed a compensation program consisting of base salary, an annual incentive bonus plan, stock options and other employment benefits.

Compensation Program Elements

         The Company's compensation levels and benefits are reviewed on an annual basis to determine whether they are competitive and reasonable in light of the overall performance of the Company and the Company's ability to attract and retain talented executives. The Company's focus is on growth and profitability.

     Base Salary. Salary levels are primarily determined by the Compensation
     -----------

     Committee in consideration of the performance of the individual executive, the financial performance of the Company and the prevailing industry standards for similar executives of similar companies. The Company's philosophy regarding base salaries is conservative, using published industry reports and surveys on executive compensation. The Company compares itself for this purpose with other technology service providers and/or government contracting firms who face similar challenges in their markets. Periodic increases in base salary relate to individual contribution evaluated against established objectives.

     Stock Options. The Company believes the compensation program should provide
     -------------
     employees with an opportunity to increase their ownership and potentially gain financially from Company stock price increases. By this approach, the interests of shareholders, executives and employees are closely aligned. Through the Company's Stock Option Plan, executives and employees are eligible to receive stock options, giving them the right to purchase shares of Common Stock of the Company at a specified price in the future. The Compensation Committee believes the use of stock options as the basis for long-term incentive compensation meets the Compensation Committee's defined compensation strategy and the team-based operations approach that the Company has adopted.

     Incentive Program. The Company's executive officers and operating managers
     -----------------
     participate in an incentive compensation program which awards cash bonuses based on attaining or exceeding specific revenue and profitability goals. For transition 2000, no incentive awards were paid to executive officers and operating managers.

     Severance Compensation. To retain highly qualified executive officers, the
     ----------------------
     Company from time to time enters into severance agreements with certain of its officers. The determination of whether the Company would benefit from a severance agreement with a particular officer is subjective, based upon such officer's experience and value to the Company.

     Other Benefits. The Company's philosophy is to provide adequate health and
     --------------
     welfare oriented benefits to executives and employees, but to maintain a highly conservative posture relative to executive benefits.

Transition Period 2000 Compensation for the Chairman
----------------------------------------------------

         The Committee entered into an employment agreement with Dr. Gilluly, commencing in fiscal year 1998 at an initial base annual salary of $140,000, to serve as Chief Executive Officer. On March 30, 2000, Dr. Gilluly entered into an Amendment to Employment Agreement and assumed the sole position of Chairman of the Company, which he resigned as of January 16, 2001. He continues to provide management and strategic services to the Company on a part-time basis pursuant to his agreement dated July 1, 2000. Pursuant to this agreement, Dr. Gilluly works up to 90 hours per quarter and receives $11,868 per month for a period of two years. Dr. Gilluly remains a member of the Board of Directors.

         The Committee has, at various times, granted Dr. Gilluly options under the 1994 Stock Option Plan to purchase a total of 87,000 shares of the Company's Common Stock at the market price on the date of grant. Under the Plan, one-third of options granted are immediately exercisable upon the date of grant, with one-third becoming exercisable on each of the first and second anniversaries of the date of grant.

Transition Period 2000 Compensation for the President and Chief Executive
-------------------------------------------------------------------------
Officer
-------

         On March 30, 2000, pursuant to the Purchase Agreement, the Company entered into a rolling two-year employment agreement with Mr. Stout. Under the agreement, Mr. Stout would serve as the Company's President and Chief Executive Officer. Mr. Stout was entitled to receive an initial annual base salary of $50,000 for the first six months of his employment and thereafter to receive an annual base salary of $140,000. For the fiscal year ended June 30, 2000, Mr. Stout opted to forego his salary and defer any bonus. On September 12, 2000, the Board approved a $25,000 bonus based upon the Company's financial performance in the fourth quarter of the fiscal year ended June 30, 2000. Mr. Stout's employment agreement further provides for Mr. Stout to participate in the Company's Stock Option and Bonus Plans. Under the Bonus Plan, Mr. Stout may receive additional compensation based upon the Company's financial performance. If Mr. Stout is terminated by the Company other than for cause, the Company must pay Mr. Stout a lump sum payment that is the sum of (1) Mr. Stout's base salary and bonus through the date of termination; (2) any compensation previously deferred by Mr. Stout; (3) any accrued vacation pay; and (4) the base salary that would have been payable to Mr. Stout through the remainder of the term of the agreement.

         The Committee has, at various times, granted Mr. Stout options under the 1994 and 2000 Stock Option Plans to purchase a total of 65,000 shares of the Company's Common Stock at 110% of the market price on the date of grant. Under the Plan, one-third of options granted are immediately exercisable upon the date of grant, with one-third becoming exercisable on each of the first and second anniversaries of the date of grant.

         On January 16, 2001, Mr. Stout resigned as President and Chief Executive Officer of the Company and was appointed to the position of Chairman. Mr. Stout remains a member of the Company's Board of Directors.

Summary
-------

         The Compensation Committee believes the total compensation program for executives of the Company is appropriate and competitive with the total compensation programs provided by similar companies in the industry with which the Company competes. The Compensation Committee believes its compensation practices are directly tied to shareholder returns and linked to the achievement of annual and longer-term financial and operating results of the Company on behalf of the Company's shareholders.

                  Submitted by the Compensation Committee

                  Gerald R. McNichols, Sc.D, Compensation Committee Chair John D. Sanders, Ph.D., Compensation Committee Member Gerald R. Young, Compensation Committee Member

Performance Graph

         The following graph compares the cumulative, five-year shareholder returns on the Company's Common Stock with the cumulative returns of the NASDAQ Market Index and Media General's Other Business Services Index, comprised of the Common Stock of approximately 200 companies in diversified business service industries, excluding the Company. The graph assumes the value of the investment in the Company's Common Stock and each index was $100 on June 30, 1996.

                                 PERIOD ENDING

                                                                                                 SIX MONTHS
                         FISCAL YEAR    FISCAL YEAR   FISCAL YEAR   FISCAL YEAR   FISCAL YEAR      ENDED
    COMPANY                 1996           1997           1998         1999          2000         12/31/00
Hadron, Inc.                  100.00       107.40          246.91        158.01         92.18        121.80
MG - Bus Serv Index           100.00       112.15          126.34        126.42        134.79        113.78
NASDAQ Market Index           100.00       120.46          159.68        223.77        336.71        208.80


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the regulation to furnish the Company with copies of the Section 16(a) forms which they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and written representations that no other reports were required during the transition year beginning July 1, 2000 and ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with in a timely manner.

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management
          ----------

CHANGE OF CONTROL

         On March 30, 2000, a group of investors led by Jon M. Stout, Patricia
W. Stout, the Stout Dynastic Trust (collectively the "Stouts"), J. Richard Knop ("Knop") (the Stouts and Knop, being collectively the "Investors") and John D. Sanders purchased certain of the Company's securities pursuant to a Securities Purchase Agreement among the Company and the Investors (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Investors acquired 2,250,000 units, each consisting of one share of Common Stock and a warrant to purchase 0.9 share of Common Stock for a total of $877,500 in cash.

         Pursuant to the Purchase Agreement, on the Closing Date, C.W. Gilluly resigned from his position as the Company's Chief Executive Officer, and Jon M. Stout was appointed as the Company's President and Chief Executive Officer. Dr. Gilluly continued to serve as Chairman of the Company's Board of Directors. Further pursuant to the Purchase Agreement, two members of the Board resigned, Jon M. Stout was appointed a director and subsequently, Gerald R. McNichols, Sc.D and Gerald R. Young were appointed to the Board.

         On January 16, 2001, Mr. Stout resigned as President and Chief Executive Officer of the Company and was appointed to the position of Chairman. Mr. Stout remains a member of the Company's Board of Directors. On this same date, Dr. Gilluly resigned as Chairman but continues to provide consulting services and serve as a member of the Company's Board of Directors.

         As further required by the Purchase Agreement, the Investors and others designated therein also entered into a Voting Agreement dated March 30, 2000 (the "Voting Agreement"). The Voting Agreement was entered into by and among certain affiliates of Boles Knop & Company, L.L.C. (the "Affiliates"), Dr. Sanders, C.W. Gilluly and the Investors (collectively, the "Voting Group"). The Voting Group agreed, for a period of five (5) years from March 30, 2000, to vote all of the voting shares over which they have voting control and to take all other actions within such Voting Group's control (whether in his or its capacity as a stockholder, director, member of a board committee or officer of the Company or otherwise), including, without limitation, attendance at meetings in person or by proxy for purposes of obtaining a quorum and execution of written consents in lieu of meetings so that: (1) The authorized number of members of the Board will continue to be five unless and until such greater number is directed or approved by the Investors; (2) During the term of the Voting Agreement, the Investors shall be entitled to nominate a majority of the members of the Board (the "Nominees") and the Stockholders shall vote their shares to elect such Nominees; (3) Any Nominee elected or appointed as a director will be removed from the Board (and thereupon from all committees of the Board), with or without cause, only upon the written request or consent of the Investors; (4) In the event that any Nominee designated hereunder for any reason ceases to serve as a member of the Board or any committee thereof during such representative's term of office, the resulting vacancy on the Board or committee will be filled by a newly designated Nominee; and (5) Upon the written direction or consent of the Investors, the Company will take such actions as may be necessary and convenient to change the corporate domicile of the Company to the state of Delaware.

         In addition, the Voting Agreement provides that with the exception of transfers made: (i) pursuant to open market sales in brokers' transactions; or
(ii) sales made after the Investors declined a right of first refusal to purchase such shares at the same price and terms, any attempt to transfer the Voting Group's voting shares will be of no effect unless the person(s) to whom such shares are being transferred agrees in writing to be bound by the terms of the Voting Agreement.

BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth information as of May 4, 2001 regarding the beneficial ownership of the Company's Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer or former executive officer of the Company named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o Hadron, Inc., 5904 Richmond Highway, Suite 300, Alexandria, Virginia 22303. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

    ----------------------------------------------------------------------------
                                     Number of Shares                Percent
          Name and Address               Shares                     of Class
          ----------------               ------                     --------
    ----------------------------------------------------------------------------
     Jon M. Stout                    5,883,877 /(1)(2)/                 65.1%
    -------------------------------------- ------------- -----------------------
     Stout Dynastic Trust            5,883,877 /(1)(3)/                 65.1%
     13380 W. Polo Road
     Wellington, FL 33414
    ------------------------------------------- ------------- ------------------
     Patricia W. Stout               5,883,877  /(1)(4)/                65.1%
     13380 W. Polo Road
     Wellington, FL 33414
    ------------------------------------------- ------------- ------------------
     J. Richard Knop                 5,883,877  /(1)(5)/                65.1%
     Boles Knop & Company, LLC
     2 West Washington St
     Middleburg, VA 20118
    ------------------------------------------- ------------- ------------------
     C.W. Gilluly, Ed.D.             1,418,875  /(1)(6)/                19.1%
    ------------------------------------------- ------------- ------------------
     Six Nations, Inc.                 382,947  /(7)/                    5.9%
     5521 Newhall Court
     Centreville, VA 22020
    ------------------------------------------- ------------- ------------------
     Howard C. Whetzel, Ph.D.          382,947  /(8)/                    5.9%
     5521 Newhall Court
     Centreville, VA 22020
    ------------------------------------------- ------------- ------------------
     John D. Sanders, Ph.D.            219,336  /(1)(9)/                 3.3%
    ------------------------------------------- ------------- ------------------
     Gerald R. McNichols, Sc.D.         87,506  /(10)/                   1.3%
    ------------------------------------------- ------------- ------------------
     Gerald R. Young                    22,506  /(11)/                     *
    ------------------------------------------- ------------- ------------------
     Donald J. Kellmel, Ph.D.          108,442  /(12)/                   1.7%
    ------------------------------------------- ------------- ------------------
     Shawn K. McCoy                     12,876  /(13)/                     *
    ------------------------------------------- ------------- ------------------
     Sterling E. Phillips              358,575  /(14)/                   5.3%
    ------------------------------------------- ------------- ------------------
     Dr. Kenneth Alibek                 24,531  /(15)/                     *
    ------------------------------------------- ------------- ------------------
     All directors and
     executive
     Officers as a group             6,722,605  /(1)(16)/               70.3%
     (14 persons)
    ------------------------------------------- ------------- ------------------

*  Less than 1%

(1) Includes certain shares as to which voting power is shared in certain respects as a result of the Voting Agreement more fully described in the preceding section entitled "Change of Control."

(2) Includes 205,190 shares held by spouse, 102,440 shares held by children, and 1,475,422 shares held by the Stout Dynastic Trust (the "Trust"); includes 26,666 shares which may be acquired upon the exercise of vested options granted under the Company's 1994 and 2000 Stock Option Plans; and includes 235,161, 230,769, and 668,158 shares which may be acquired respectively by self, spouse, and Stout Dynastic Trust pursuant to warrants which are immediately exercisable. Includes shares, warrants and options immediately exercisable by others representing 2,690,001 shares of the Company's Common Stock as to which Mr. Stout has shared voting power.

(3) Includes 250,070 shares held by Mr. Stout, who is the Trustee of the Trust, 205,190 shares held by Mrs. Stout, 102,440 shares held by the children of Mr. Stout; includes 26,666 shares which may be acquired by Mr. Stout upon the exercise of vested options granted under the Company's 1994 and 2000 Stock Option Plans; and includes 668,158, 235,161, and 230,769 shares which may be acquired respectively by the Trust, Mr. Stout, and Mrs. Stout pursuant to warrants which are immediately exercisable. Includes shares, warrants and options immediately exercisable by others representing 2,690,001 shares of the Company's Common Stock as to which Mr. Stout has shared voting power.

(4) Includes 250,070 shares held by spouse, 102,440 shares held by children, and 1,475,422 shares held by the Trust; includes 26,666 shares which may be acquired by Mr. Stout upon the exercise of vested options granted under the Company's 1994 and 2000 Stock Option Plans; and includes 230,769, 235,161 and 668,158 shares which may be acquired respectively by self, spouse and the Trust, pursuant to warrants which are immediately exercisable. Includes shares, warrants and options immediately exercisable by others representing 2,690,001 shares of the Company's Common Stock as to which Mrs. Stout has shared voting power.

(5) Includes warrants immediately exercisable to purchase 347,018 shares of the Company's Common Stock. Includes shares, warrants and options immediately exercisable by others representing 4,883,612 shares of the Company's Common Stock as to which Mr. Knop has shared voting power.

(6) Includes warrants immediately exercisable to purchase 830,000 shares of the Company's Common Stock. Also includes 87,000 shares, which may be acquired upon the exercise of vested options granted under the Company's 1994 Stock Option Plan.

(7) Includes 11,244 shares, which are held by Howard C. Whetzel, Ph.D, who controls Six Nations.

(8) Includes 371,703 shares owned by Six Nations, Inc., a company controlled by Dr. Whetzel.

(9) Includes 8,336 shares, which may be acquired upon the exercise of vested options granted under the Company's 1994 and 2000 Stock Option Plans and 81,000 shares which may be acquired pursuant to warrants.

(10) Includes 2,506 shares, which may be acquired upon the exercise of vested options granted under the Company's 1994 and 2000 Stock Option Plans and 32,500 shares, which may be acquired pursuant to warrants.

(11) Includes 2,506 shares, which may be acquired upon the exercise of vested options granted under the Company's 1994 and 2000 Stock Option Plans and 10,000 shares which may be acquired pursuant to warrants.

(12) Includes 13,366 shares, which may be acquired upon the exercise of vested options granted under the Company's 1994 and 2000 Stock Option Plans.

(13) Includes 11,700 shares, which may be acquired upon the exercise of vested options granted under the Company's 1994 and 2000 Stock Option Plans.

(14) Includes 291,908 shares, which may be acquired upon the exercise of vested options granted under the Company's 2000 Stock Option Plan.

(15) Includes 16,666 shares, which may be acquired upon the exercise of vested options granted under the Company's 1994 and 2000 Stock Option Plans.

(16) Includes 605,159 shares, which may be acquired upon the exercise of vested options granted under the Company's 1994 and 2000 Stock Option Plans and 2,434,606 shares which may be acquired pursuant to warrants.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provided the Company with a $1.5 million line of credit facility (the "Credit Facility") through October 31, 2000, and a three-year $1.5 million term loan (the "Term Loan"). The Term Loan provides for monthly principal payments of approximately $42,000, with interest at the prime rate plus 150 basis points. Jon M. Stout, Chairman of the Board, personally guaranteed the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company.

     On October 31, 2000, the Company entered into the Third Modification and Extension Agreement with United Bank. This agreement extended the Credit Facility through November 30, 2001, lowered the interest to the prime rate plus 100 basis points, and adjusted the financial covenants. On this same date, the Company entered into a Joinder Agreement thereby adding the accounts receivable and other assets of ABS as collateral for the Credit Facility and Term Loan.

     In January 2000, the Company borrowed $430,000 from Dr. Gilluly to meet its operating needs. On February 15, 2000, these borrowings were converted into a $430,000 note payable, due on demand, to Dr. Gilluly with interest of 12% per annum. In connection with the issuance of the Note, the Company issued to Dr. Gilluly a warrant, which entitles him to purchase 430,000 shares of Common Stock, par value $0.02 per share, at the exercise price of seventy-two cents ($0.72) ("Warrant"). The term of the Warrant is for a period of five years, commencing on February 15, 2000 and ending February 15, 2005. The Warrant was deemed to have a nominal value at the time of issuance. As of September 30, 2000, the Company made principal and interest payments of $430,000 and $24,200, respectively, satisfying the note payment in full.

     On August 15, 2000, Directors McNichols and Young purchased 32,500 and 10,000, respectively, of the Company's restricted Common Stock at $0.75 per share. In addition, Mr. McNichols and Mr. Young received warrants of 32,500 and 10,000, respectively, to purchase the Company's Common Stock at $0.75 per share.

     On September 20, 2000, the Stout Dynastic Trust exercised warrants, pursuant to the March 30, 2000 equity capital investment by a group of investors led by Jon M. Stout, to purchase 347,222 shares of the Company's Common Stock at $0.72 per share.

     On September 29, 2000, J. Richard Knop exercised warrants, pursuant to the March 30, 2000 equity capital investment by a group of investors led by Jon
M. Stout, to purchase 115,672 shares of the Company's Common Stock at $0.72 per share.

     On February 23, 2001, Mr. Stout purchased 40,000 shares of the Company's restricted Common Stock in a private transaction.

     On June 20, 2000, the Company entered into a consulting agreement with Shawna Stout, the daughter of Mr. Stout, to provide professional services to the Company on an as needed basis. Pursuant to the agreement, Ms. Stout will be paid $75 per hour and will receive travel reimbursement and health benefits. In transition period 2000, $9,300 was paid to Ms. Stout for consulting services.

     As of September 1, 2000, the Company entered into a letter agreement with Dr. Sanders to provide strategic financial consulting services. Pursuant to the agreement, Dr. Sanders will be paid a monthly retainer of $2,500, plus reimbursement of direct expenses authorized by the Company. This agreement may be terminated by either party by giving the other party thirty days notice in writing. In addition, should Dr. Sanders initiate and be involved with a merger or acquisition that results in a formal agreement and transaction, the Company will pay Dr. Sanders a financial advisory or finders fee of one and one-half percent of the total value of the transaction. Should a broker or other intermediary be involved, Dr. Sanders' fee would be reduced to one percent. This portion of the agreement survives termination if a merger situation or acquisition company has been introduced and discussions or negotiations are continuing. In the transition period 2000, $2,500 was paid to Dr. Sanders pursuant to this agreement.

     On June 29, 2000, the Company entered into a letter agreement with Mr. Young to provide business development services to the Company, on an as needed basis, at the rate of $1,500 per day. In the transition period 2000, $1,500 was paid to Mr. Young pursuant to this agreement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a) (1)  Financial Statements
Report of Independent Auditors                                          F-1

Consolidated Balance Sheets as of December 31, 2000,
June 30, 2000 and June 30, 1999                                         F-2

Consolidated Statements of Operations for the transition
period ended December 31, 2000, the unaudited six month
period ended December 31, 1999, and the fiscal years
ended June 30, 2000, 1999 and 1998                                      F-4

Consolidated Statements of Shareholders' Equity for
the transition period ended December 31, 2000 and the
fiscal years ended June 30, 2000, 1999 and 1998                         F-5

Consolidated Statements of Cash Flows for the transition
period ended December 31, 2000, the unaudited six month
period ended December 31, 1999, and the fiscal years
ended June 30, 2000, 1999 and 1998                                      F-6

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

 10.13 Employment Agreement between the Company and Donald Jewell dated July 1, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999).

 10.14 Employment Agreement between the Company and Shawn K. McCoy dated July 1, 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999).

 10.15 Note Agreement between C.W. Gilluly and Hadron, Inc. dated February 15, 2000 (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000 and filed with the Commission on May 15, 2000).

 10.16 Stock Purchase Warrant for the purchase of 430,000 shares of common stock issued to C.W. Gilluly by the Company dated February 15, 2000 (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000 and filed with the Commission on May 15,
         2000).

 10.17 Securities Purchase Agreement with Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust, J. Richard Knop and John D. Sanders and C.W. Gilluly dated March 30, 2000 (incorporated by reference to the Company's Current Report on Form 8-K filed April 14, 2000).

 10.18 First Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company's Form S-8 filed with the Commission on February 7, 2000).

 10.19 First Amendment to the Hadron, Inc. 1994 Stock Option Plan, dated as of September 17, 1997 (incorporated by reference to the Company's Form S-8 filed with the Commission on February 7, 2000).

 10.20 Warrant issued to Jon M. Stout to purchase up to 235,161 shares of Hadron, Inc.'s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

 10.21 Warrant issued to Patricia W. Stout to purchase up to 230,769 shares of Hadron, Inc.'s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

 10.22 Warrant issued to Stout Dynastic Trust up to 1,015,380 shares of Hadron, Inc.'s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

 10.23 Warrant issued to J. Richard Knop to purchase up to 462,690 shares of Hadron, Inc.'s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

 10.24 Warrant issued to John D. Sanders to purchase up to 81,000 shares of Hadron, Inc.'s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

 10.25 Voting Agreement among certain holders of the common stock of Hadron, Inc., C.W. Gilluly and Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust and J. Richard Knop dated March 30, 2000 (incorporated by reference to the Form 8-K filed with the Commission on April 14,
         2000).

 10.26 Amendment to Employment Agreement between C.W. Gilluly and the Company dated March 30, 2000. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed with the Commission on September 28, 2000)

 10.27 Employment Agreement between the Company and Jon M. Stout dated March 30, 2000. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed with the Commission on September 28, 2000)

 10.28 Severance Agreement between the Company and Donald Kellmel dated May 23, 2000.

 10.29 Second Modification and Extension Agreement among United Bank, C.W. Gilluly, Martha Gilluly, Jon M. Stout and Hadron, Inc. dated August 23, 2000. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed with the Commission on September 28, 2000)

 10.30 Agreement between Dr. C.W. Gilluly and the Company dated July 1, 2000, relating to consulting services. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed with the Commission on September 28, 2000)

 10.31 Consulting Agreement between S.A. Gordon Enterprises, Inc. and the Company dated August 14, 2000. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed with the Commission on September 28, 2000)

 10.32 Employment Agreement Amendment and Mutual Release between S. Amber Gordon and the Company dated August 14, 2000. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed with the Commission on September 28,
         2000)

 10.33 Severance Agreement between the Company and Shawn McCoy dated October 3, 2000.

 10.34 Hadron, Inc. 2000 Employee Stock Option Plan,(incorporated by reference to the Company's Proxy Statement dated October 30, 2000).

 10.35 Third Modification and Extension Agreement among United Bank, Jon M. Stout, and Hadron, Inc. dated October 31, 2000. (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000 and filed with the Commission on November 14, 2000)


 10.36 Revolving Commercial Note Agreement among United Bank, Jon M. Stout, and Hadron, Inc. dated October 31, 2000. (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000 and filed with the Commission on November 14, 2000)

 10.37 Joinder Agreement among United Bank, Jon M. Stout, and Hadron, Inc. dated October 31, 2000. (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000 and filed with the Commission on November 14, 2000)

 10.38 Form of Stock Pledge Agreement between United Bank and Hadron, Inc. dated October 31, 2000. (incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000 and filed with the Commission on November 14, 2000)

 10.39 Second Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company's Form S-8 filed with the Commission on May 8, 2001).

  22     Subsidiaries of the Company.

  23     Consent of Independent Auditors.


  (b)  Reports on Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2001                 HADRON, INC.

By: /S/ Sterling E. Phillips, Jr.         By:/S/ Sterling E. Phillips, Jr.
    -----------------------------         ---------------------------------
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

      Signature                Title          Date
      ---------                -----          ----

/S/ C.W. Gilluly               Director        May 11, 2001
-----------------------------
C.W. Gilluly

/S/ Gerald R. McNichols        Director        May 11, 2001
-----------------------------
Gerald R. McNichols

/S/ Sterling E. Phillips, Jr.  Director        May 11, 2001
-----------------------------
Sterling E. Phillips, Jr.

/S/ John D. Sanders            Director        May 11, 2001
-----------------------------
John D. Sanders

/S/ Jon M. Stout               Chairman        May 11, 2001
-----------------------------
Jon M. Stout

/S/ Gerald R. Young            Director        May 11, 2001
-----------------------------
Gerald R. Young

REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Hadron, Inc.


We have audited the accompanying consolidated balance sheets of Hadron, Inc. and subsidiaries as of December 31, 2000, June 30, 2000 and June 30, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the six-month transition period ended December 31, 2000 and for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hadron, Inc. and subsidiaries at December 31, 2000, June 30, 2000 and June 30, 1999, and the consolidated results of their operations and their cash flows for the six-month transition period ended December 31, 2000 and for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                          /S/ ERNST & YOUNG, LLP

McLean, Virginia
April 17, 2001

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 2000, JUNE 30, 2000, AND JUNE 30, 1999
              ---------------------------------------------------



                                                                           DECEMBER 31,          JUNE 30,             JUNE 30,
        ASSETS                                                                 2000                2000                 1999
        ------                                                          ----------------     ----------------     ----------------
        Current assets:
          Cash and cash equivalents                                     $        234,900     $        118,000     $        256,000
          Accounts receivable, net                                             3,237,300            3,454,500            3,495,700
          Prepaid expenses and other                                             163,800              128,800              255,400
                                                                        ----------------     ----------------     ----------------

            Total current assets                                               3,636,000            3,701,300            4,007,100
                                                                        ----------------     ----------------     ----------------

        Fixed assets, net                                                        284,800              219,100              290,900
        Goodwill, net                                                          1,809,600            1,972,000            2,246,600
        Other                                                                     53,500               58,700              145,100
                                                                        ----------------     ----------------     ----------------
            Total other assets                                                 2,147,900            2,249,800            2,682,600
                                                                        ----------------     ----------------     ----------------

        Total assets                                                    $      5,783,900     $      5,951,100     $      6,689,700
                                                                        ================     ================     ================


                See Notes to Consolidated Financial Statements

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 2000, JUNE 30, 2000 AND JUNE 30, 1999
              --------------------------------------------------

                                                                            DECEMBER 31,          JUNE 30,            JUNE 30,
        LIABILITIES AND SHAREHOLDERS' EQUITY                                   2000                 2000                1999
        ------------------------------------                              ---------------      ---------------     ---------------
        Current liabilities:
          Accounts payable                                                $       529,500      $       779,700     $       917,100
          Note payable - line of credit                                           907,100              481,300             638,800
          Note payable - current maturity of long-term debt                       500,000              500,000             500,000
          Note payable - related party                                            100,000              330,000             150,000
          Other current liabilities                                             1,333,700            1,623,000           1,867,800
                                                                          ---------------      ---------------     ---------------
            Total current liabilities                                           3,370,300            3,714,000           4,073,700
                                                                          ---------------      ---------------     ---------------

        Notes payable                                                             351,700              601,700           1,292,700
        Notes payable - related parties                                                 -                    -             805,100
        Other                                                                      60,000              100,000              62,600
                                                                          ---------------      ---------------     ---------------
            Total long-term liabilities                                           411,700              701,700           2,160,400
                                                                          ---------------      ---------------     ---------------
        Commitments and contingencies

        Total liabilities                                                       3,782,000            4,415,700           6,234,100
                                                                          ---------------      ---------------     ---------------
        Shareholders' equity:

        Common stock $.02 par; authorized 20,000,000  shares;
        issued and outstanding  -  December 31, 2000, 6,450,913 shares,
        June 30, 2000, 5,831,339 shares and June 30, 1999, 2,487,518 shares       129,000              116,600              49,700

        Additional capital                                                     11,885,300           11,516,000           9,758,300

        Accumulated deficit                                                   (10,012,400)         (10,097,200)         (9,352,400)
                                                                          ---------------      ---------------     ---------------
            Total shareholders' equity                                          2,001,900            1,535,400             455,600
                                                                          ---------------      ---------------     ---------------

        Total liabilities and shareholders' equity                        $     5,783,900      $     5,951,100     $     6,689,700
                                                                          ===============      ===============     ===============


                See Notes to Consolidated Financial Statements

                                                           HADRON, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2000, THE UNAUDITED SIX MONTHS ENDED
                   DECEMBER 31, 1999, AND THE FISCAL YEARS ENDED JUNE 30, 2000, JUNE 30, 1999 AND JUNE 30, 1998



                                     SIX MONTHS
                                     TRANSITION          SIX MONTHS
                                       PERIOD              ENDED
                                       ENDED             DECEMBER 31,         FISCAL              FISCAL              FISCAL
                                    DECEMBER 31,            1999               YEAR                YEAR                YEAR
                                        2000             (UNAUDITED)           2000                1999                1998
                                   ---------------     ---------------     --------------     ---------------     ---------------
Revenues                           $     8,943,400     $    10,267,300     $   19,901,300     $    20,333,200     $    21,133,900

Operating costs and expenses:
  Costs of revenue                       7,600,700           8,753,200         16,572,200          17,734,800          18,118,100
  Selling, general and
    administrative                       1,153,000           1,995,200          3,749,900           2,535,400           2,127,500
                                   ---------------     ---------------     --------------     ---------------     ----------------
Total operating costs and expenses       8,753,700          10,748,400         20,322,100          20,270,200          20,245,600
                                   ---------------     ---------------     --------------     ---------------     ----------------
Operating income (loss)                    189,700            (481,100)          (420,800)             63,000             888,300
                                   ---------------     ---------------     --------------     ---------------     ----------------
Other income (expense):
  Interest income                                -                 600              8,100               2,600               5,500
  Interest expense                        (112,000)           (167,100)          (332,600)            (80,800)            (61,700)
  Other income (expense)                     7,100              16,600             21,800              63,500             (13,000)
                                   ---------------     ---------------     --------------     ---------------     ----------------
Total other expense                       (104,900)           (149,900)          (302,700)            (14,700)            (69,200)
                                   ---------------     ---------------     --------------     ---------------     ----------------

Income (loss) before income taxes           84,800            (631,000)          (723,500)             48,300             819,100

Provision for income taxes                       -                   -             21,300              13,900              58,500
                                   ---------------     ---------------     --------------     ---------------     ----------------

Net income (loss)                  $        84,800     $      (631,000)    $     (744,800)    $        34,400     $       760,600
                                   ===============     ===============     ==============     ===============     ===============

Per share data:

Net income (loss) per share:
  Basic                            $          0.01     $         (0.24)    $         (.23)    $          0.02    $           0.45
                                   ===============     ===============     ==============     ===============     ===============
  Diluted                          $          0.01     $         (0.24)    $         (.23)    $          0.01    $           0.26
                                   ===============     ===============     ==============     ===============     ================

Weighted average number of shares:
  Basic                                  6,153,914           2,599,915          3,276,269           1,794,775           1,686,808
                                   ===============     ===============     ==============    ================    ================
  Diluted                                7,118,895           2,599,915          3,276,269           2,579,439           2,990,897
                                   ===============     ===============     ==============    ================    ================


                See Notes to Consolidated Financial Statements

                                 HADRON, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2000 AND
            FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998
      -------------------------------------------------------------------

                                                                Common Stock               Additional    Accumulated
                                                                   Shares        Amount     Capital        Deficit       Total
                                                                ----------------------------------------------------------------
       Balance - June 30, 1997                                     1,686,685    $ 33,800  $ 9,302,800 $ (10,147,400)  $ (810,800)

         Shares purchased pursuant
          to the Employee Stock Purchase Plan                         45,271         900       71,300                     72,200

         Net income                                                                                         760,600      760,600
                                                                ----------------------------------------------------------------

       Balance - June 30, 1998                                     1,731,956      34,700    9,374,100    (9,386,800)      22,000

         Shares issued to investment banking firm                     75,000       1,500       73,500                     75,000

         Shares purchased pursuant
          to the Employee Stock Purchase Plan                         75,896       1,400       99,200                    100,600

         Exercise of warrants                                        400,000       8,000       92,000                    100,000

         Shares issued upon conversion of debt                       200,000       4,000      116,000                    120,000

         Exercise of options                                           4,666         100        3,500                      3,600

         Net income                                                                                          34,400       34,400
                                                                ----------------------------------------------------------------

       Balance - June 30, 1999                                     2,487,518      49,700    9,758,300    (9,352,400)     455,600

         Shares purchased pursuant
          to the Employee Stock Purchase Plan                        118,722       2,400       48,000                     50,400

         Exercise of warrants                                        220,000       4,400       50,600                     55,000

         Exercise of options                                          78,166       1,600       27,000                     28,600

         Shares issued upon conversion of debt                       676,933      13,500      842,100                    855,600

         Shares issued pursuant to sale of common stock            2,250,000      45,000      790,000                    835,000

         Net loss                                                                                          (744,800)    (744,800)
                                                                ----------------------------------------------------------------

       Balance - June 30, 2000                                     5,831,339     116,600   11,516,000   (10,097,200)   1,535,400

         Shares purchased pursuant
          to the Employee Stock Purchase Plan                         19,180         400       13,900                     14,300

         Exercise of warrants                                        462,894       9,300      324,000                    333,300

         Exercise of options                                          62,500       1,200       25,300                     26,500

         Shares issued pursuant to sale of common stock               75,000       1,500        6,100                      7,600

         Net income                                                                                          84,800       84,800
                                                                ----------------------------------------------------------------

       Balance - December 31, 2000                                 6,450,913    $129,000  $11,885,300  ($10,012,400)  $2,001,900
                                                                ================================================================


                See Notes to Consolidated Financial Statements

                                 HADRON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2000,
            THE SIX MONTH UNAUDITED PERIOD ENDED DECEMBER 31, 1999,
            AND THE FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998
          -----------------------------------------------------------

                                                             SIX MONTHS
                                                             TRANSITION        UNAUDITED
                                                               PERIOD          SIX MONTH
                                                               ENDED          PERIOD ENDED
                                                            DECEMBER 31,      DECEMBER 31,      FISCAL YEAR       FISCAL YEAR
                                                                2000              1999              2000             1999
                                                           -------------    --------------    --------------    --------------
Cash flows from operating activities:
 Net income (loss)                                        $       84,800    $     (631,000)   $     (744,800)   $       34,400
                                                           -------------    --------------    --------------    --------------
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
  Depreciation and amortization                                  229,500           208,700           457,300            97,200
  Changes in operating assets and liabilities:
   Accounts receivable                                           217,200           141,400            41,200         1,768,600
   Prepaid expenses and other                                    (35,000)           89,800            81,300          (127,400)
   Other assets                                                    5,200            86,200            86,500           (67,100)
   Accounts payable                                             (250,200)         (123,200)         (137,400)         (254,400)
   Other current liabilities                                    (289,300)         (135,700)         (268,800)         (968,400)
   Other long-term liabilities                                   (40,000)          (20,800)           37,400           (13,300)
                                                           -------------    --------------    --------------    --------------
   Total adjustments                                            (162,600)          246,400           297,500           435,200
                                                           -------------    --------------    --------------    --------------
Net cash provided (used) by operating activities                 (77,800)         (384,600)         (447,300)          469,600
                                                           -------------    --------------    --------------    --------------
Cash flows from investing activities:
  Property additions                                            (132,800)           (2,400)          (41,600)         (121,800)
  Investment in PEI                                                    -                 -                 -                 -
  Purchase of Vail and ATI, net of cash acquired                       -                 -                 -          (378,700)
                                                           -------------    --------------    --------------    --------------
Net cash used by investing activities                           (132,800)           (2,400)          (41,600)         (500,500)
                                                           -------------    --------------    --------------    --------------
Cash flows from financing activities:
  Proceeds from borrowings on bank and other loans             1,326,400         1,496,600         1,926,600           850,000
  Proceeds from stock options and warrants exercised             359,800            58,800            83,600           103,600
  Proceeds from employee stock purchases                          14,300            36,700            50,400           100,600
  Proceeds from sale of common stock                               7,600                 -           835,000                 -
  Payments on bank and other loans                            (1,380,600)       (1,267,900)       (2,544,700)         (827,800)
                                                           -------------    --------------    --------------    --------------
Net cash provided by financing activities                        327,500           324,200           350,900           226,400
                                                           -------------    --------------    --------------    --------------
Net increase (decrease) in cash and cash equivalents             116,900           (62,800)         (138,000)          195,500

Cash and cash equivalents at beginning of period                 118,000           256,000           256,000            60,500
                                                           -------------    --------------    --------------    --------------

Cash and cash equivalents at end of period                 $     234,900    $      193,200    $      118,000    $      256,000
                                                           =============    ==============    ==============    ==============


                                                                FISCAL YEAR
                                                                   1998
                                                              ---------------
Cash flows from operating activities:
 Net income (loss)                                            $       760,600
                                                              ---------------
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
  Depreciation and amortization                                        34,500
  Changes in operating assets and liabilities:
    Accounts receivable                                              (741,600)
    Prepaid expenses and other                                        (11,900)
    Other assets                                                        5,200
    Accounts payable                                                 (453,400)
    Other current liabilities                                         348,900
    Other long-term liabilities                                         4,100
                                                              ---------------
    Total adjustments                                                (814,200)
                                                              ---------------
Net cash provided (used) by operating activities                      (53,600)
                                                              ---------------
Cash flows from investing activities:
  Property additions                                                  (29,600)
  Investment in PEI                                                   (15,900)
  Purchase of Vail and ATI, net of cash acquired                            -
                                                              ---------------
Net cash used by investing activities                                 (45,500)
                                                              ---------------
Cash flows from financing activities:
  Proceeds from borrowings on bank and other loans                    796,700
  Proceeds from stock options and warrants exercised                        -
  Proceeds from employee stock purchases                               72,200
  Proceeds from sale of common stock                                        -
  Payments on bank and other loans                                   (734,000)
                                                              ---------------
Net cash provided by financing activities                             134,900
                                                              ---------------
Net increase (decrease) in cash and cash equivalents                   35,800

Cash and cash equivalents at beginning of period                       24,700
                                                              ---------------

Cash and cash equivalents at end of period                    $        60,500
                                                              ===============


                See Notes to Consolidated Financial Statements

                                  HADRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.     The Company:

              Hadron, Inc. ("Hadron" or the "Company") supports the national security organizations of the United States Government by providing engineering, information technology, medical research and technical services to these agencies. The Company specializes in developing innovative technical solutions for the intelligence community, analyzing and supporting defense systems, developing medical defenses for biological warfare agents and supporting computer systems.

              Revenues from services performed under direct and indirect long-term contracts and subcontracts with government defense and intelligence agencies comprise the majority of the Company's business. The majority of the Company's technical and professional services business with governmental departments and agencies is obtained through competitive procurement and through follow-on services related to existing contracts. In certain instances, however, the Company acquires such service contracts because of special professional competency or proprietary knowledge in specific subject areas.

2.     Summary of significant accounting policies:

       A.     Principles of consolidation:

                  The consolidated financial statements include the accounts of Hadron, Inc. and its four active wholly owned subsidiaries, Advanced Biosystems, Inc. ("ABS"), Avenue Technologies, Inc. ("ATI"), Engineering & Information Services, Inc. ("EISI"), and SyCom Services, Inc. ("SyCom")(the "Company"). All significant intercompany transactions have been eliminated.

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

                                  HADRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

          E.  Goodwill:

                  Goodwill is amortized using the straight-line method for a period of seven years. In the six-month periods ended December 31, 2000 and 1999 and the fiscal years 2000 and 1999, respectively, the Company recorded goodwill amortization, related to the May 1999 purchase of ATI, of $162,000, $172,000, $344,000 and $41,000.
              As of December 31, 2000, the accumulated amortization of goodwill is $547,000.

                                  HADRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

          G.  Income taxes:

                  The provision for income taxes is limited to the liability for alternative minimum tax as the majority of income for federal and state tax purposes has been offset by carrying forward net operating losses.

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

          I.  Reclassifications:

                  Certain fiscal year 2000, 1999 and 1998 amounts have been
              reclassified to conform to the transition period 2000

                                  HADRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

              presentation.

          J.  Recent accounting pronouncements:

                  In June 2000, the FASB issued SFAS No. 138,  "Accounting  for
              Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended, does not have a material impact on the Company's financial statements.


3.        Accounts receivable:

                  The components of accounts receivable are as follows:

                                      December 31,             June 30,
                                     -------------   --------------------------
                                          2000            2000          1999
                                     -------------   --------------------------
      Trade accounts receivable:
      U.S. Government:
      Amounts billed                  $  875,000     $ 1,084,100    $ 1,640,800
      Recoverable costs
       and profits -
       not billed                      2,020,600       2,023,900      1,247,400
                                      ----------     -----------    -----------

        Total                          2,895,600       3,108,000      2,888,200
                                      ----------     -----------    -----------

      Commercial, state
       and local
       Governments:
      Amounts billed                      24,600         223,600        555,200
      Recoverable costs
       and profits - not
       billed                            468,300         274,100        306,000
                                      ----------     -----------     ----------

        Total                            492,900         497,700        861,200
                                      ----------     -----------     ----------

      Total accounts
      receivable                       3,388,500       3,605,700      3,749,400

      Less: Allowance for
       doubtful accounts                (151,200)       (151,200)      (253,700)
                                      ----------      ----------     ----------

      Total accounts
      receivable, net                 $3,237,300      $3,454,500     $3,495,700
                                      ==========      ==========     ==========


                  The following table summarizes activity in the allowance for doubtful accounts:

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                      Six months ended
                         December 31,            Fiscal Year Ended June 30,
                  ------------------------   -----------------------------------
                                Unaudited
                      2000        1999          2000        1999         1998
                  ------------------------   ----------  ----------   ----------

Beginning
balance           $151,200    $253,700       $253,700    $209,800    $158,800

Additions                -           -              -      93,900      51,000

Write-offs               -    (104,300)      (102,500)    (50,000)          -
                  ---------   ---------      ---------   ---------   ---------

Ending Balance    $151,200    $149,400       $151,200    $253,700    $209,800
                  =========   =========      =========   =========   =========


           The amount of customer retentions included in U.S. Government unbilled accounts receivable is $18,000 at December 31, 2000, June 30, 2000 and June 30, 1999.

           Unbilled accounts receivable can be invoiced upon completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government agencies, upon completion of federal government overhead audits and upon final approval of design plans for engineering services.

           In December 1997, ATI received a Stop Work Order from a Department of Defense agency. The contract was terminated for convenience. The Company has submitted a termination claim for approximately $403,000, representing the costs incurred by the Company and its subcontractors. The U.S. Government has questioned certain of the costs submitted. An arbitration date has been set to determine the final claim amounts. It is reasonably possible that a lesser amount could be received. However, this claim has been recorded at its expected realizable amount.

4.     Fixed assets:

           The components of fixed assets are as follows:

                                   December 31,             June 30,
                                 --------------- -------------------------------
                                      2000            2000            1999
                                 --------------- --------------  ---------------

Computer hardware and
  Software                       $   688,500     $   672,900     $   631,300
Leasehold improvements                 3,900               -               -
Laboratory equipment                 113,300               -               -
Office equipment                     136,900         136,900         136,900
                                 --------------- --------------  ---------------

Total fixed assets                   942,600         809,800         768,200

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Less accumulated depreciation
  And amortization                  (657,800)        (590,700)       (477,300)
                                 -----------      -----------     -----------

Total fixed assets, net          $   284,800      $   219,100     $   290,900
                                 ===========      ===========     ===========

5.  Debt:

              The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provided the Company with a $1.5 million line of credit facility (the "Credit Facility") through October 31, 2000, and a three-year $1.5 million term loan (the "Term Loan"). The Term Loan provides for monthly principal payments of approximately $42,000, with interest at the prime rate plus 150 basis points. Jon M. Stout, the Company's Chairman and former President and Chief Executive Officer, personally guaranteed the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company. As of December 31, 2000, the outstanding balances of the Credit Facility and Term Loan are $907,000 and $750,000, respectively.

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

              In May 1999, the Company issued three-year $998,000 convertible notes, interest payable at 6%, to the former shareholders of ATI in connection with the Company's acquisition of ATI. The notes are convertible into 444,000 restricted shares of the Company's Common Stock at $2.25 per share. These notes

                                  HADRON, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         are subordinated to the Company's obligations under the Term Note and the Credit Facility. In May 2000, the Board of Directors adopted resolutions providing for the conversion of the convertible notes on the basis of one share of Common Stock for $1.25 per share if tendered to Hadron for conversion before the close of business on June 30, 2000. At June 30, 2000, $846,000 of the convertible notes were converted into 677,000 restricted shares of the Company's Common Stock at the $1.25 per share. As of December 31, 2000, two convertible notes totaling $102,000 remain.

              In January 2000, the Company borrowed $430,000 from Dr. C.W. Gilluly to meet its operating needs. On February 15, 2000, these borrowings were converted into a $430,000 note payable, due on demand, to Dr. Gilluly with interest of 12% per annum. In connection with the issuance of the Note, the Company issued to Dr. Gilluly a warrant, which entitles him to purchase 430,000 shares of Common Stock, par value $0.02 per share, at the exercise price of seventy-two cents ($0.72) ("Warrant"). The term of the Warrant is for a period of five years, commencing on February 15, 2000 and ending February 15, 2005. The Warrant was deemed to have a nominal value at the time of issuance. As of September 30, 2000, the Company made principal and interest payments of $430,000 and $24,000, respectively, satisfying all principal and interest obligations.

              The Company's future debt maturities at December 31, 2000 are summarized below:

                                               Debt
         Year                                  Maturities
         ----                                  ----------
         2001                                  $1,507,100
         2002                                     351,700
         2003                                           -
                                               ----------

         Total minimum debt payments            1,858,800

         Less:  current maturities             (1,507,100)
                                               -----------

         Total long-term debt                  $  351,700
                                               ===========

6.       Equity capital:

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

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

              In September 2000, Jon M. Stout, the Company's President and Chief Executive Officer, and J. Richard Knop, President of the Company's investment banking firm, Boles Knop & Co., exercised warrants to purchase an aggregate of 462,894 shares of common stock, resulting in an equity investment of approximately $333,000.


7.     Other current liabilities:

            Other current liabilities include the following major classifications:

                                  December 31,            June 30,
                                ---------------  -------------------------
                                       2000         2000           1999
                                ---------------  ------------  -----------

Payroll and related taxes           $   696,000  $   763,800   $   855,900
Accrued vacation                        277,000      365,700       543,800
Self-insured medical
expense                                  88,300      131,200       165,300
Due to subcontractors                   213,200      266,500       143,900
Other                                    59,200       95,800       158,900
                                    -----------  -----------   -----------
Total other current
liabilities                         $ 1,333,700  $ 1,623,000   $ 1,867,800
                                    ===========  ===========   ===========


8.     Acquisitions:

            Effective December 18, 1998, the Company acquired Vail, a privately held information and technology firm based in Annandale, Virginia, for approximately $1,580,000. On May 12, 1999, the Company acquired all the outstanding capital stock of ATI, a privately held information technology firm based in Alexandria, Virginia, for $2,503,000. Resulting from the acquisition of ATI, the Company recorded goodwill of approximately $2,287,000, which is being amortized over a 7-year period.

            The following table sets forth pro forma results of operations of the Company for the fiscal years ended June 30, 1999 and 1998, as if Vail and ATI had been acquired on July 1, 1997.

                              Fiscal year ended          Fiscal year ended
                                June 30, 1999              June 30, 1998
                        -------------------------------------------------------

       Net revenues               $27,780,200               $36,211,600

       Net income/(loss)          $  (716,300)              $   391,300

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Net income/ (loss)
          Per share:

        Basic                                    $ (.40)                   $ .23

        Diluted                                  $ (.40)                   $ .13

9.     Net income (loss) per share:

               The following table sets forth the computation of basic and diluted earnings per share:

                                                      Six Months                                   Fiscal Years
                                         ----------------------------------    ----------------------------------------------------
                                                                Unaudited
                                               2000               1999               2000              1999               1998
                                         -----------------  ---------------    ----------------  ----------------   ---------------
Numerator:
 Net income (loss)                       $         84,800   $     (631,000)    $      (744,800)           34,400    $     760,600
Effect of dilutive securities:
Convertible debt                                     -               -                   -                  -              12,000
                                         -----------------  ---------------    ----------------  ----------------   ---------------
Numerator for diluted
 earnings per share -
 income available to common shareholders
 after assumed conversion                $         84,800   $     (631,000)    $      (744,800)  $        34,400    $      772,600
                                         =================  ===============    ================  ================   ===============

Denominator:
 Denominator for basic earnings per
   share:

Weighted average shares outstanding
                                                6,153,914        2,599,915           3,276,269         1,794,775         1,686,808

Effect of dilutive securities:
                                                                    -                   -
 Warrants                                         892,288           -                   -                527,738           855,064
 Employee stock options                            72,693           -                   -                256,926           249,025
 Convertible debt                                  -                                                      -                200,000
                                         -----------------  ---------------    ----------------  ----------------   ---------------

Denominator for diluted
 earnings per share                             7,118,895        2,599,915           3,276,269         2,579,439         2,990,897
                                         =================  ===============    ================  ================   ===============

Basic earnings per share                 $            .01   $         (.24)    $          (.23)  $           .02    $          .45
                                         =================  ===============    ================  ================   ===============

Diluted earnings per share               $            .01   $          (.24)   $          (.23)  $           .01    $          .26
                                         =================  ================   ================  ================   ===============

               Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

10.    Income taxes:

               The provision for income taxes for the transition period ended December 31, 2000, the unaudited six month period ended December 31, 1999, and the fiscal years 2000, 1999 and 1998 is limited to

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

the liability for alternative minimum tax as the majority of income for federal and state tax purposes has been offset by carrying forward net operating losses.


              The tax provision differs from the amounts computed using the statutory federal income tax rate as follows:

                                             Six Months                          Fiscal Years
                                         2000          1999            2000          1999          1998
                                       ---------     ---------       ----------    ----------    ----------
Tax expense at
 statutory rate-federal                   35%         (35)%            (35)%          35%           35%
State tax expense
 net of federal taxes                      3            1                1            29             7

Permanent differences                    158           17               17            38             -
Utilization of net operating loss
  carry forwards                        (196)          17               20           (73)          (35)
                                       ---------     ---------       ----------    ----------    ----------
Tax expense at
  actual rate                              0%           0%               3%           29%            7%
                                       =========     =========       ==========    ==========    ==========

              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets at December 31, 2000, June 30, 2000 and June 30, 1999 consist primarily of temporary differences from net operating loss carryforwards of approximately $2,187,000, $2,535,000 and $2,100,000, respectively, and are fully reserved.

              The Company has net operating loss (NOL) carryforwards for federal and state purposes available to offset future taxable income of approximately $5,654,000 as of December 31, 2000, of which $828,000 may be subject to limitations under Section 382 of the Internal Revenue Code. These NOL carryforwards expire at various dates beginning June 30, 2008.

11.    Commitments and contingencies:

       Operating leases:

              The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through 2002. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company's future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs at December 31, 2000 are summarized below:

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                 Lease
               Year                           Commitments
             --------                         -----------
               2001                           $  547,400
               2002                              362,600
               2003                                    -
                                              ----------

  Total minimum payments required             $  910,000
                                              ==========


          Rent expense, net of sublease income, included in the consolidated statements of operations is as follows:

                                                      Rent
                        Period                      Expense
                  -----------------               -----------

                  6 Months 2000                   $   247,500
                  6 Months 1999(unaudited)            272,100
                  Fiscal Year 2000                    530,300
                  Fiscal Year 1999                    235,700
                  Fiscal Year 1998                    141,800


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

12. Employee savings plan:

          The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The Company's contributions to the 401(k) plan are based upon a percentage of employee contributions. The Company's discretionary contributions to the Plan were $79,000, $69,000, $150,000, $147,000 and $102,000 for the transition period ended December 31, 2000, the six month period ended December 31, 1999, and the fiscal years 2000, 1999 and 1998, respectively.

13. Stock option plan:

          In December 2000, shareholders approved the Hadron, Inc. 2000 Stock Option Plan ("2000 Stock Option Plan"). The 2000 Stock

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Option Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options to purchase an aggregate of up to 600,000 shares of Common Stock. The 2000 Stock Option Plan permits the grant of options to key employees, consultants and directors of the Company. The exercise price of the incentive stock options is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company's common stock on the date of grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% shareholder). The vesting for each option holder are set forth in the individual option agreements. The 2000 Stock Option Plan honors all of the stock options outstanding under the Company's 1994 Stock Option Plan, as amended (the "Plan").

           Information with respect to incentive and non-qualified stock options issued under both plans are as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                                    Unaudited
                                                    ---------
                          6 mos. 12/31/00        6 mos. 12/31/99        Fiscal 2000          Fiscal 1999            Fiscal 1998
------------------------------------------------------------------------------------------------------------------------------------
                                   Weighted              Weighted              Weighted             Weighted              Weighted
                                   Average                Average               Average             Average               Average
                                   Exercise              Exercise              Exercise             Exercise              Exercise
                        Shares      Price      Shares      Price    Shares       Price    Shares     Price      Shares      Price
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at
beginning of
period                   395,400   $   .94     514,400   $   .90    514,400     $ .90     398,100   $   .59     315,500      $ .49
------------------------------------------------------------------------------------------------------------------------------------

Granted                  204,500      1.04     109,500       .81    129,500       .91     135,400      1.98      87,100        .98
------------------------------------------------------------------------------------------------------------------------------------

Exercised                (62,500)      .42     (15,000)      .25    (78,200)      .37      (4,700)      .76           -         -
------------------------------------------------------------------------------------------------------------------------------------

Expired                  (58,100)     1.47     (32,900)      .94   (170,300)     1.10     (14,400)     1.69      (4,500)      .88
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at
end of period            479,300   $   .98     576,000   $   .90    395,400     $ .94     514,400   $   .90     398,100      $ .59
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Options
exercisable at
end of period            301,800   $   .96     494,700   $   .83    304,100     $ .75     404,700   $   .69     305,374      $ .50
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Weighted average
fair value of
options granted
during the period      $     .95              $    .48             $    .42             $    1.25              $    .94
------------------------------------------------------------------------------------------------------------------------------------



           The weighted average remaining contractual life of options outstanding at December 31, 2000 was 8.1 years. The range of exercise prices of options outstanding at December 31, 2000 was $.25 to $1.99.

           The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Compensation" (SFAS No. 123). Had compensation cost for

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) in the transition period ended December 31, 2000, the six month period ended December 31, 1999, and the fiscal years 2000, 1999 and 1998 would have been approximately $50,900, $(671,900), $(812,000), $(69,000) and
      $700,000, or $.01, $(.26), $(.25), $(.04) and $.25 per share on a diluted basis, respectively. The effect of applying SFAS No. 123 on the transition period ended December 31, 2000, the six month period ended December 31, 1999, and the fiscal years 2000, 1999 and 1998 pro forma net income/(loss) as stated above is not necessarily representative of the effects on reported net income or loss for future years due to, among other things,
      (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of 1.6; expected life of the option term of 10 years and risk-free interest rate of 5.1%.

14.   Warrants:

          The Company has issued warrants to certain parties to purchase its common stock, par value $.02, in connection with certain debt and equity transactions. The range of exercise prices for warrants outstanding at December 31, 2000 was $.25 to $.75.

      Information with respect to warrants issued is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                    Unaudited

                                6 months            6 months              Fiscal              Fiscal              Fiscal
                                12/31/00    Price   12/31/99    Price      2000      Price     1999      Price     1998       Price
                                Warrants            Warrants             Warrants            Warrants            Warrants
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning        2,455,000             620,000             220,000              620,000            620,000
of period
------------------------------------------------------------------------------------------------------------------------------------
Granted                            75,000   $0.75           -           2,455,000    $0.72           -                  -
------------------------------------------------------------------------------------------------------------------------------------
Exercised                        (462,900)   0.72    (220,000)  $0.25    (220,000)    0.25    (400,000)  $0.25          -
------------------------------------------------------------------------------------------------------------------------------------
Expired                                 -                   -                   -                    -                  -
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of           2,067,100             400,000           2,455,000              220,000            620,000
period                          =========             =======           =========              =======            =======
------------------------------------------------------------------------------------------------------------------------------------



15.   Voting Agreement:

          On March 30, 2000, a group of investors led by Jon M. Stout, Patricia
      W. Stout, the Stout Dynastic Trust (collectively the

                               HADRON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      "Stouts"), J. Richard Knop ("Knop") (the Stouts and Knop, being collectively the "Investors") and John D. Sanders purchased certain of the Company's securities pursuant to a Securities Purchase Agreement among the Company and the Investors (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Investors acquired 2,250,000 units, each consisting of one share of Common Stock and a warrant to purchase 0.9 share of Common Stock for a total of $877,500 in cash.

           Pursuant to the Purchase Agreement, on the Closing Date, C.W. Gilluly resigned from his position as the Company's Chief Executive Officer, and Jon M. Stout was appointed as the Company's President and Chief Executive Officer. Dr. Gilluly continued to serve as Chairman of the Company's Board of Directors. Further pursuant to the Purchase Agreement, two members of the Board resigned, Jon M. Stout was appointed a director and subsequently, Gerald R. McNichols, Sc.D and Gerald R. Young were appointed to the Board.

           On January 16, 2001, Mr. Stout resigned as President and Chief Executive Officer of the Company and was appointed to the position of Chairman. Mr. Stout remains a member of the Company's Board of Directors. On this same date, Dr. Gilluly resigned as Chairman but continues to provide consulting services and serve as a member of the Company's Board of Directors.

           As further required by the Purchase Agreement, the Investors and others designated therein also entered into a Voting Agreement dated March 30, 2000 (the "Voting Agreement"). The Voting Agreement was entered into by and among certain affiliates of Boles Knop & Company, L.L.C. (the "Affiliates"), Dr. Sanders, C.W. Gilluly and the Investors (collectively, the "Voting Group"). The Voting Group agreed, for a period of five (5) years from March 30, 2000, to vote all of the voting shares over which they have voting control and to take all other actions within such Voting Group's control (whether in his or its capacity as a stockholder, director, member of a board committee or officer of the Company or otherwise), including, without limitation, attendance at meetings in person or by proxy for purposes of obtaining a quorum and execution of written consents in lieu of meetings so that: (1) The authorized number of members of the Board will continue to be five unless and until such greater number is directed or approved by the Investors; (2) During the term of the Voting Agreement, the Investors shall be entitled to nominate a majority of the members of the Board (the "Nominees") and the Stockholders shall vote their shares to elect such Nominees; (3) Any Nominee elected or appointed as a director will be removed from the Board (and thereupon from all committees of the Board), with or without cause, only upon the written request or consent of the Investors; (4) In the event that any Nominee designated hereunder for any reason ceases to serve as a member of the Board or any committee thereof during such representative's term of office, the resulting

                               HADRON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      vacancy on the Board or committee will be filled by a newly designated Nominee; and (5) Upon the written direction or consent of the Investors, the Company will take such actions as may be necessary and convenient to change the corporate domicile of the Company to the state of Delaware.

            In addition, the Voting Agreement provides that with the exception of transfers made: (i) pursuant to open market sales in brokers' transactions; or (ii) sales made after the Investors declined a right of first refusal to purchase such shares at the same price and terms, any attempt to transfer the Voting Group's voting shares will be of no effect unless the person(s) to whom such shares are being transferred agrees in writing to be bound by the terms of the Voting Agreement.

16.   Employee stock purchase plan:

            In December 1997, shareholders approved the Hadron, Inc. 1997 Employee Stock Purchase Plan (the "Plan"). In fiscal year 2000 and transition period 2000, amendments to the Plan were adopted to increase the number of shares reserved for issuance thereunder from 250,000 to 500,000. The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. The Plan is non-compensatory as defined by APB 25. Under the terms of the Plan, individual employees may pay up to $10,000 for the purchase of the Company's common shares, at 85% of the determined market price. During the transition period ended December 31, 2000, the six month period ended December 31, 1999 and the fiscal years 2000, 1999 and 1998, employees paid approximately $14,000, $37,000, $50,000, $101,000 and
      $72,000, respectively, for the purchase of common stock under the Plan.

17.   Employee deferred compensation plan:

            In December 1998, shareholders approved the Hadron, Inc. Deferred Compensation Plan (the "Plan"). The Plan is intended to provide employees an option to defer a portion of their salary in order to provide for supplemental retirement benefits. As a requirement of this non-qualified plan, participant deferrals remain as unsecured liabilities of Hadron. Under the terms of the Plan, eligible employees can elect to irrevocably defer salary of up to $50,000 for the calendar year. If an employee elects to defer at least one and one-half percent of his/her gross salary, the Company contributes one-half percent of the participant's gross salary to the participant's supplemental account. Salary deferrals and Company contributions earn interest at the higher

                               HADRON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      of six percent or the rate quoted for ninety-day Treasury Bills. During the transition period ended December 31, 2000, the six month period ended December 31, 1999, and the fiscal years 2000 and 1999, employees deferred approximately $2,000, $54,000, $81,000 and $75,000, respectively, of which the Company matched approximately $500, $3,000, $4,000 and $4,000 during these periods.

18.   Fair value of financial instruments:

           Accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair value. The estimated fair value of the Company's variable rate debt approximates its carrying value of $1,517,300. It is not practicable to estimate the fair value of the Company's notes payable to related parties and convertible notes payable due to their unique nature.

19.   Statement of cash flows - supplemental disclosures:

           During the transition period ended December 31, 2000, the six month period ended December 31, 1999, and the fiscal years 2000, 1999 and 1998, the Company paid income taxes of $12,000, $3,000, $4,000, $57,000 and $76,000, respectively. The Company paid interest of $110,000, $167,000, $325,000, $51,000 and $55,000 during those same periods.

20.   Business segments and major customers:

      Business segments:

           The Company has four active reportable segments, comprising its individual operating subsidiaries - ABS, ATI, EISI, and SyCom; and one inactive reportable segment - Vail Research and Technology, Inc. ("Vail"). Each of the operating segments provides engineering, information technology, medical research or technical services to federal government agencies or major defense contractors. The reportable segments are distinguished by their individual clients, prior experience and technical skills.

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

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                 Hadron, Inc.
                   Reportable Segments - FASB Statement 131
            For the Six Months Ended December 31, 2000 and 1999 and
              the Fiscal Years ended June 30, 2000, 1999 and 1998
            -------------------------------------------------------

                                                        Unaudited
                    DESCRIPTION:         6 mos 2000     6 mos 1999   Fiscal 2000  Fiscal 1999   Fiscal 1998
                                         ----------    -----------   -----------  -----------   -----------
        Trade revenues:
          ABS                            $1,880,600    $         -   $   522,800  $         -   $         -
          ATI                             2,508,000      2,589,000     5,166,000      643,300             -
          EISI                            2,196,900      4,946,500     8,998,900   10,989,600    12,023,100
          SYCOM                           2,357,900      2,530,000     4,999,100    8,112,800     9,066,800
          VAIL                                    -        104,000       206,100      551,800             -
          Corporate                               -         97,800         8,400       35,700        44,000
                                         ----------    -----------   -----------  -----------   -----------
        Total trade revenues             $8,943,400    $10,267,300   $19,901,300  $20,333,200   $21,133,900
                                         ==========    ===========   ===========  ===========   ===========

        Interest income:
          ATI                            $        -    $       300   $     5,400  $       200   $         -
          EISI                                    -            300         2,700            -             -
          SYCOM                                   -              -             -            -         5,500
          VAIL                                    -              -             -        2,400             -
          Corporate                               -              -             -            -             -
                                         ----------    -----------   -----------  -----------   -----------
        Total interest income            $        -    $       600   $     8,100  $     2,600   $     5,500
                                         ==========    ===========   ===========  ===========   ===========

        Interest expense:
          ATI                            $   48,100    $    72,000   $   186,800  $    25,600   $         -
          EISI                                    -              -             -            -       (10,100)
          SYCOM                                   -          2,000         2,500        4,100         4,100
          Corporate                          63,900         93,100       143,300       51,100        67,700
                                         ----------    -----------   -----------  -----------   -----------
        Total interest expense           $  112,000    $   167,100   $   332,600  $    80,800   $    61,700
                                         ==========    ===========   ===========  ===========   ===========

        Depreciation and
        amortization expense
          ABS                            $   10,600    $         -   $         -  $         -   $         -
          ATI                               172,200        172,700       386,800       40,800             -
          EISI                                1,200          1,500         3,100        3,100         8,400
          SYCOM                                   -            200           300        4,500         9,600
          VAIL                                    -            800         1,000            -             -
          Corporate                          45,500         33,500        66,100       48,800        16,500
                                         ----------    -----------   -----------  -----------   -----------
        Total depreciation and
        amortization expense             $  229,500    $   208,700   $   457,300  $    97,200   $    34,500
                                         ==========    ===========   ===========  ===========   ===========

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        Income tax expense:
          ATI                                 $         -      $         -      $         -       $   (10,700)    $         -
          EISI                                          -                -           20,000            23,700          56,700
          Corporate                                     -                -            1,300               900           1,800
                                              -----------      -----------      -----------       -----------     -----------
        Total income tax expense              $         -      $         -      $    21,300       $    13,900     $    58,500
                                              ===========      ===========      ===========       ===========     ===========

        Net income/(loss):
          ABS                                 $     4,300      $         -      $  (158,200)      $         -     $         -
          ATI                                     161,700         (389,700)        (407,700)          (55,600)              -
          EISI                                     59,800          151,200          226,100           332,200         734,900
          SYCOM                                   (68,700)        (252,000)        (241,200)         (136,600)        112,000
          VAIL                                          -         (123,900)         (63,400)          (37,000)              -
          Corporate                               (72,300)         (16,600)        (100,400)          (68,600)        (86,300)
                                              -----------      ------------     -----------       -----------     -----------
        Total net income/(loss)               $    84,800      $  (631,000)     $  (744,800)      $    34,400     $   760,600
                                              ===========      ===========      ===========       ===========     ===========

        Assets:
          ABS                                 $   335,900      $         -      $   387,200       $         -     $         -
          ATI                                   3,458,500        3,644,400        3,559,600         3,594,400               -
          EISI                                    650,300        1,134,400          794,000         1,135,700       1,751,400
          SYCOM                                   398,600          414,400          453,200           612,100       1,163,700
          VAIL                                    582,100          735,800          647,000           868,500               -
          Corporate                               358,500          198,200          110,100           479,000         591,900
                                              -----------      -----------      -----------       -----------     -----------
        Total assets                          $ 5,783,900      $ 6,127,200      $ 5,951,100       $ 6,689,700     $ 3,507,000
                                              ===========      ===========      ===========       ===========     ===========
        Fixed assets, net:
          ABS                                 $   126,200      $         -      $    15,700       $         -     $         -
          ATI                                     146,700          107,000           90,200           102,000               -
          EISI                                          -            6,900            5,400             8,500          11,600
          SYCOM                                         -              200                -               300           4,900
          VAIL                                          -            1,300            1,100             4,000               -
          Corporate                                11,900          141,200          106,700           176,100          99,800
                                              -----------      -----------      -----------       -----------     -----------
        Total fixed assets, net               $   284,800      $   256,600      $   219,100       $   290,900     $   116,300
                                              ===========      ===========      ===========       ===========     ===========

    Major Customers:

               Gross revenue from contracts and subcontracts with U.S. government agencies amounted to $6,510,000, $7,630,000 $14,685,000,
        $12,300,000 and $11,628,000, respectively, in the transition period ended December 31, 2000, the six months ended December 31, 1999, and the fiscal years 2000, 1999 and 1998.

               Revenues from one commercial customer totaled $2,358,000, $2,530,000, $4,999,000, $8,103,000 and $9,067,000 in the

                                 HADRON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        transition period ended December 31, 2000, the six month period ended December 31, 1999, and the fiscal years 2000, 1999 and 1998, respectively.

               Revenues earned on sales to the Company's major customers are as follows:

                                         Department            Commercial
                                         of Defense             Customer
                                         ----------            ----------

         6 Months 2000                  $ 3,882,000           $ 2,358,000
         6 Months 1999 (unaudited)        5,261,000             2,530,000
         Fiscal Year 2000                13,324,000             4,999,000
         Fiscal Year 1999                 9,723,000             8,103,000
         Fiscal Year 1998                10,242,000             9,067,000