Form 10-Q
period 2001-03-31
HADRON INC
filed 2001-05-15
CIK 44800

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ---------------------
                                   Form 10-Q
                             ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001 or

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

As of May 9, 2001, 6,517,279 shares of the Common Stock of the registrant were outstanding.

                                  HADRON, INC.
                               TABLE OF CONTENTS



Part I Financial Information:                         Page No.
                                                      --------
     Item 1. Financial Statements

             Consolidated Balance Sheets at               3
              March 31, 2001 and December 31, 2000

             Consolidated Statements                      5
              of Operations for the Three Months
              Ended March 31, 2001 and 2000

             Consolidated Statements                      6
              of Cash Flows for the Three Months
              Ended March 31, 2001 and 2000

             Notes to Consolidated Financial              7
              Statements

     Item 2. Management's Discussion and Analysis        12
              of Financial Condition and Results
              of Operations

     Item 3. Quantitative and Qualitative                15
              Disclosure About Market Risk

     Item 4. Legal Proceedings                           15

     Item 5. Submission of Matters to a Vote             15
              of Security Holders

Part II Other Information:

     Item 6. Exhibits and Reports on Form 8-K            16

SIGNATURES                                               17

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2001 AND DECEMBER 31, 2000
                     ------------------------------------

                                     MARCH 31,
                                        2001           DECEMBER 31,
ASSETS                              (Unaudited)            2000
------                           ---------------     ---------------
Current assets:
 Cash and cash equivalents         $      255,100     $       234,900
 Accounts receivable, net               3,513,700           3,237,300
 Prepaid expenses and other               192,300             163,800
                                   --------------     ---------------

  Total current assets                  3,961,100           3,636,000
                                   --------------     ---------------

Fixed assets, net                         286,500             284,800
Goodwill, net                           1,725,500           1,809,600
Other                                      53,700              53,500
                                   --------------     ---------------
  Total other assets                    2,065,700           2,147,900
                                   --------------     ---------------

Total assets                       $    6,026,800     $     5,783,900
                                   ==============     ===============

                See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2001 AND DECEMBER 31, 2000
                     ------------------------------------



                                                                    MARCH 31,
                                                                      2001        DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                              (Unaudited)         2000
------------------------------------------------------------     ------------    --------------
Current liabilities:
 Accounts payable                                                $    448,300    $      529,500
 Note payable - line of credit                                      1,182,300           907,100
 Note payable - current maturity of long-term debt                    500,000           500,000
 Note payable - related party                                         100,000           100,000
 Other current liabilities                                          1,435,000         1,333,700
                                                                 ------------    --------------
  Total current liabilities                                         3,665,600         3,370,300
                                                                 ------------    --------------
Notes payable                                                         226,700           351,700
Other                                                                  60,000            60,000
                                                                 ------------    --------------
  Total long-term liabilities                                         286,700           411,700
                                                                 ------------    --------------
Commitments and contingencies

Total liabilities                                                   3,952,300         3,782,000
                                                                 ------------    --------------
Shareholders' equity:

Common stock $.02 par; authorized 20,000,000  shares;
 issued and outstanding  -  March 31, 2001, 6,517,580 shares,
 and December 31, 2000, 6,450,913 shares                              130,300           129,000
Additional capital                                                 11,944,800        11,885,300
Deferred compensation                                                  (9,500)                -
Accumulated deficit                                                (9,991,100)      (10,012,400)
                                                                 ------------    --------------
  Total shareholders' equity                                        2,074,500         2,001,900
                                                                 ------------    --------------

Total liabilities and shareholders' equity                       $  6,026,800     $   5,783,900
                                                                 ============     =============



                See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 HADRON, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
              --------------------------------------------------

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                 2001                  2000
                                                                         -----------------     -----------------
Revenues                                                                 $       4,229,900     $       4,754,800
                                                                         -----------------     -----------------
Operating costs and expenses:
  Costs of revenue                                                               3,505,600             3,991,700
  Selling, general and administrative                                              640,600               964,700
                                                                         -----------------     -----------------
Total operating costs and expenses                                               4,146,200             4,956,400
                                                                         -----------------     -----------------
Operating income (loss)                                                             83,700              (201,600)
                                                                         -----------------     -----------------
Other expense:
  Interest expense (net)                                                           (38,000)              (91,800)
  Other expense                                                                    (24,400)              (24,300)
                                                                         -----------------     -----------------
Total other expense                                                                (62,400)             (116,100)
                                                                         -----------------     -----------------
Income (loss) before income taxes                                                   21,300              (317,700)
                                                                         -----------------     -----------------
Provision for income taxes                                                               -                     -
                                                                         -----------------     -----------------
Net income (loss)                                                        $          21,300     $        (317,700)
                                                                         =================     =================
Per share data:

Net income (loss) per share
  Basic                                                                  $           0.003     $            (.11)
                                                                         =================     =================
  Diluted                                                                $           0.003     $            (.11)
                                                                         =================     =================
Weighted average number of shares
  Basic                                                                          6,505,728             2,833,692
                                                                         =================     =================
  Diluted                                                                        7,731,937             2,833,692
                                                                         =================     =================


                See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 HADRON, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
              --------------------------------------------------

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               2001                     2000
                                                                     -------------------     --------------------
Cash flows from operating activities:
  Net income (loss)                                                  $            21,300     $           (317,700)
                                                                     -------------------     --------------------
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                                                117,500                  134,600
    Stock compensation expense                                                     1,300                        -
Changes in operating assets and liabilities:
    Accounts receivable                                                         (276,400)                (207,400)
    Prepaid expenses and other                                                   (28,500)                   5,400
    Other assets                                                                    (200)                   8,400
    Accounts payable                                                             (81,200)                (117,700)
    Other current liabilities                                                    101,300                 (164,100)
    Other long-term liabilities                                                        -                   58,200
                                                                     -------------------     --------------------
      Total adjustments                                                         (166,200)                (282,600)
                                                                     -------------------     --------------------
Net cash used in operating activities                                           (144,900)                (600,300)
                                                                     -------------------     --------------------
Cash flows from investing activities:
    Fixed asset purchases                                                        (35,100)                 (18,000)
                                                                     -------------------     --------------------
Net cash used in investing activities                                            (35,100)                 (18,000)
                                                                     -------------------     --------------------
Cash flows from financing activities:
    Proceeds from borrowings on bank and other loans                           1,186,600                1,726,700
    Proceeds from stock options and warrants exercised                                 -                    1,100
    Proceeds from investment group                                                     -                  835,000
    Proceeds from sale of stock                                                   50,000                        -
    Payments on bank and other loans                                          (1,036,400)              (2,099,500)
                                                                     -------------------     --------------------
Net cash provided by financing activities                                        200,200                  463,300
                                                                     -------------------     --------------------
Net increase (decrease) in cash and cash equivalents                              20,200                 (155,000)
Cash and cash equivalents at beginning of period                                 234,900                  193,200
                                                                     -------------------     --------------------

Cash and cash equivalents at end of period                           $           255,100     $             38,200
                                                                     ===================     ====================

                See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 HADRON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation
     ---------------------

     The interim consolidated financial statements for Hadron, Inc. (the "Company") are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the transition period ended
December 31, 2000 ("2000 Form 10-K") filed with the Securities and Exchange Commission on May 11, 2001.

     Certain reclassifications have been made to prior period amounts to conform to current year classifications.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS
No. 133, which is effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133, as amended, will have a material impact on the Company's financial statements.


2.   Debt
     ----

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provides the Company with a $1.5 million line of credit facility (the "Credit Facility") through November 30, 2001, and a three-year $1.5 million term loan (the "Term Loan"). Jon M. Stout, the Company's Chairman, personally guaranteed the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company. As of March 31, 2001, the outstanding balances of the Credit Facility and Term Loan are $1,182,000 and $625,000, respectively.

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


3.   Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share:

    Three Months ended
     March 31,
                                       2001        2000
                                    ----------  ----------

Numerator: Net Income (Loss)        $   21,300  $ (317,700)

 Denominator:
  Denominator for basic
   earnings per share:
   weighted average shares
     outstanding                     6,505,728   2,833,692

  Effect of dilutive securities:
   Warrants                          1,115,190           -
   Employee stock options              111,019           -
   Convertible debt                          -           -
                                    ----------  ----------


 Denominator for diluted
  earnings per share                 7,731,937   2,833,692
                                    ==========  ==========

 Basic earnings per share           $     .003  $     (.11)
                                    ==========  ==========

 Diluted earnings per share         $     .003  $     (.11)
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

5.   Concentration of Business
     -------------------------

     The Company supports the national security organizations of the United States Government, by providing engineering, information technology, medical research and technical services to these agencies. The Company specializes in developing innovative technical solutions for the intelligence community, analyzing and supporting defense systems, developing medical defenses for biological warfare agents and supporting computer systems.

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


6.   Equity Capital
     --------------

     On January 16, 2001 Sterling E. Phillips, Jr. was appointed to the positions of President and Chief Executive Officer of the Company. Mr. Phillips was also elected to serve as a member of the Company's Board of Directors. In connection with his appointment, Mr. Phillips purchased 66,667 shares of the Company's restricted common stock, par value $0.02, for $0.75 per share. As a result of this transaction, the Company recorded deferred compensation of $10,800, $1,300 of which was amortized during the three months ended March 31, 2001. In addition, Mr. Phillips was awarded a five-year, non-qualified stock option to purchase 875,725 shares of the Company's common stock, par value $0.02, at the exercise price equal to 100% of the fair market value of the common stock on the grant date, exercisable in one-third increments over a two-year period.


7.   Subsequent Event
     ----------------

     In December 1997, Avenue Technologies, Inc. ("ATI") received a Stop Work Order from a Department of Defense agency. The contract was terminated for convenience. The Company had submitted a termination claim for approximately $403,000, representing the costs incurred by the Company and its subcontractors. The U.S. Government had questioned certain of the costs submitted.

     In May 2001, the Company reached a settlement with the United States Government, resulting in no significant change from the amounts recorded. This settlement will be entered as a consent judgment by the Armed Services Board of Contract Appeals and shall be payable through the United States Treasury Judgment Fund.


8.   Business segments
     ------------------

     The Company has four active reportable segments comprising its individual operating subsidiaries - Advanced Biosystems, Inc. ("ABS"), Avenue Technologies, Inc. ("ATI"), Engineering & Information Services, Inc. ("EISI"), and SyCom Services, Inc. ("SyCom"). Each of the operating segments provides engineering, information technology, medical research or technical services to federal government agencies or major defense contractors. The reportable segments are distinguished by their individual clients, prior experience and technical skills.

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


          HADRON, INC.
       REPORTABLE SEGMENTS                     FOR THE THREE MONTHS ENDED
       FASB STATEMENT 131                        MARCH 31, 2001 AND 2000

                                            THREE MONTHS            THREE MONTHS
                                               ENDED                    ENDED
DESCRIPTON:                                MARCH 31, 2001          MARCH 31, 2000
------------------------                   --------------          --------------
Trade revenues:
  ABS                                         $  711,600               $   42,200
  ATI                                          1,090,900                1,088,000
  EISI                                           958,800                2,255,100
  SyCom                                        1,468,600                1,317,900
  Corporate                                            -                   51,600
                                              ----------               ----------
Total trade revenues                          $4,229,900               $4,754,800
                                              ==========               ==========

Net income/(loss):
  ABS                                         $  (28,700)              $  (68,000)
  ATI                                             33,300                 (230,600)
  EISI                                            38,900                   13,600
  SyCom                                            4,000                  (25,900)



          HADRON, INC.
       REPORTABLE SEGMENTS                     FOR THE THREE MONTHS ENDED
       FASB STATEMENT 131                        MARCH 31, 2001 AND 2000

                                            THREE MONTHS            THREE MONTHS
                                               ENDED                    ENDED
DESCRIPTON:                                MARCH 31, 2001          MARCH 31, 2000
------------------------                   --------------          --------------

  Corporate                                      (26,200)                  (6,800)
                                              ----------               ----------
Total net income (loss)                       $   21,300               $ (317,700)
                                              ==========               ==========

Assets:
  ABS                                         $  517,300               $   76,700
  ATI                                          3,782,100                4,279,000
  EISI                                           673,200                  806,300
  SyCom                                          635,900                  567,700
  Corporate                                      418,300                  319,400
                                              ----------               ----------
Total assets                                  $6,026,800               $6,049,100
                                              ==========               ==========

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

              COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001
                   TO THE THREE MONTHS ENDED MARCH 31, 2000

     The Company had an operating profit of approximately $84,000 for the three months ended March 31, 2001, compared to an operating loss of approximately $202,000 for the period ended March 31, 2000. This $286,000 increase is primarily attributable to the Company's aggressive cost reductions coupled with increases in the productivity of the Company's billable staff.

     Net income was approximately $21,000 for the quarter ended March 31, 2001, compared to a net loss of approximately $318,000 for the same period of the prior year. The $339,000 increase resulted from the same factors mentioned above.

     Revenues for the three months ended March 31, 2001 were approximately $4,230,000, an 11% decrease from the period ending March 31, 2000. This decrease is primarily due to the loss of billable personnel resulting from the hiring of certain of the Company's technical employees by EISI's major client, APL, partially offset by additional revenue produced by ABS. The Company's billable staff at APL decreased 76% between March 31, 2000 and March 31, 2001.

     Costs of revenue for the quarter ended March 31, 2001 were approximately $3,506,000, a decrease of approximately 12% from the same period of the prior year. The decrease is largely due to the lowered personnel costs of EISI partially offset by costs associated with the ABS revenues. Costs of revenue as a percentage of revenues were approximately 83% and 84% for the quarters ended March 31, 2001 and 2000, respectively.

     Selling, general and administrative expenses totaled approximately $641,000 for the March 31, 2001 quarter, compared with approximately $965,000 for the
same period of the prior year.   The $324,000, or 34%, decrease is primarily due
to the Company's aggressive cost reduction and containment program.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The working capital at March 31, 2001 increased by approximately $30,000 from December 31, 2000, primarily due to the Company's positive cash flow resulting from its current period profitability, coupled with increases in equity capital, as discussed below, partially offset by debt pay down and ABS' laboratory equipment purchases.

     In the three months ended March 31, 2001, the Company recorded a profit of approximately $21,000 and EBITDA, as defined below, of $177,000, after add-backs for interest of $38,000, depreciation of $34,000 and goodwill amortization of $84,000.

     EBITDA consists of earnings before interest expense, interest and other income, income taxes, deferred compensation, and depreciation and amortization. EBITDA does not represent funds available for the Company's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing the Company's results of operations and cash flows. In addition, EBITDA is considered relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of the Company's operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to the Company's ability to meet future debt service, capital expenditure and working capital requirements.

     Net cash used in operating activities was approximately $145,000 and $600,000 during the three months ended March 31, 2001 and 2000, respectively. Net cash used for operating activities in the three months ended March 31, 2001 was primarily the result of changes in working capital, partially offset by operating income. Net cash used for operating activities in the same period of the prior year was primarily the result of operating losses coupled with changes in working capital.

     Net cash used for investing activities during the three months ended
March 31, 2001 and 2000 was approximately $35,000 and $18,000, respectively. Net cash used for investing activities in each of these periods was for fixed asset purchases.

     In the three months ended March 31, 2001, the Company paid $125,000 to United Bank to pay down its Term Loan, and $35,000 to purchase fixed assets in support of ABS' growth. To provide funding for these obligations, the Company primarily utilized its $73,000 increase in shareholders' equity, resulting from equity transactions of $52,000 and profits of $21,000.

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement, as amended, provides the Company with a $1.5 million line of credit facility (the "Credit Facility") through November 30, 2001, and a three-year $1.5 million term loan (the "Term Loan"). The Term Loan provides for monthly principal payments of approximately $42,000, with interest at the prime rate plus 150 basis points. Jon M. Stout, Chairman of the Board, personally guaranteed the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company. As of March 31, 2001, the outstanding balances of the Credit Facility and Term Loan are $1,182,000 and $625,000, respectively.

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

     For 2001, the Company plans to maintain its control over costs, aggressively pursue new business opportunities within core competencies and clients, and perform its contracts efficiently. Plans are underway to bolster business development capabilities and penetrate key accounts. To this end, the Company has filled two key business development and marketing positions, reorganized its recruiting function and enhanced its benefits offerings to improve the Company's competitive position in the marketplace. In January 2001, the Company finalized its annual renegotiations with Northrop Grumman on its principal contract with SyCom. The Company renegotiated the contract such that SyCom could achieve and maintain profitable operations.

     On March 22, 2001, ABS was awarded a $2,600,000 one-year contract by the U.S. Army Medical Research and Materiel Command to study and develop new medical defenses for anthrax.

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


Item 3. Quantitative and Qualitative Disclosure about Market Risk
        ---------------------------------------------------------

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $18,000.


Item 4. Legal Proceedings
        -----------------

          No material legal proceedings are currently pending.


Item 5. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          None.

Part II.  Other Information

Item 6.   Exhibits and Reports
          --------------------

     (a)  Exhibits

     (b)  Reports on Form 8-K

          On January 23, 2001, the Company filed a report on Form 8-K disclosing that on January 16, 2001 the Company appointed Sterling E. Phillips, Jr. to the positions of President and Chief Executive Officer. The Company also elected Mr. Phillips to serve as a member of the Company's Board of Directors. Jon M. Stout resigned as President and Chief Executive Officer of the Company effective January 16, 2001 and was appointed to the position of Chairman. Mr. Stout shall also remain a member of the Company's Board of Directors. Dr. C.W. Gilluly resigned as Chairman effective January 16, 2001 and will continue to serve as a member of the Company's Board of Directors.

          On February 28, 2001, the Company filed a report on Form 8-K disclosing that on February 14, 2001, the Board of Directors of the Company approved a change of the Company's fiscal year from the period of July 1 though June 30 to the period of January 1 through December 31, and declared the period of July 1, 2000 through December 31, 2000 the transition period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: May 15, 2001


Hadron, Inc.
(Registrant)


By:/S/ Sterling E. Phillips, Jr.
   -----------------------------
   Sterling E. Phillips, Jr.
   President and Chief Executive Officer
   (Principal Executive Officer)
   Acting Chief Financial Officer
   (Principal Financial Officer and
    Principal Accounting Officer)