Form 10-Q
period 2001-06-30
HADRON INC
filed 2001-08-14
CIK 44800

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period from __________ to ___________

                          Commission file number 0-5404

                              ---------------------

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

                                     Yes  X   No
                                         -----   ----

As of August 6, 2001, 6,535,503 shares of the Common Stock of the registrant were outstanding.

                                  HADRON, INC.
                                TABLE OF CONTENTS

Part I Financial Information:                                           Page No.
                                                                        --------

     Item 1.  Financial Statements

              Consolidated Balance Sheets at                               3
               June 30, 2001 and December 31, 2000

              Consolidated Statements
               of Operations for the Three and Six                         5
               Months Ended June 30, 2001 and 2000

              Consolidated Statements
               of Cash Flows for the Six Months                            6
               Ended June 30, 2001 and 2000

              Notes to Consolidated Financial                              7
               Statements

     Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results                         12
               of Operations

     Item 3.  Quantitative and Qualitative                                16
               Disclosure About Market Risk

Part II Other Information:
                                                                          17
     Item 1.  Legal Proceedings

     Item 4.  Submission of Matters to a Vote                             17
                of Security Holders
                                                                          17
     Item 5.  Exhibits and Reports on Form 8-K

                                                                          18
SIGNATURES



                                  HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                      -----------------------------------


                                                JUNE 30, 2001         DECEMBER 31,
ASSETS                                           (Unaudited)              2000
------                                         ---------------       --------------
Current assets:
  Cash and cash equivalents                    $       155,200       $      234,900
  Accounts receivable, net                           3,438,700            3,237,300
  Prepaid expenses and other                           302,900              163,800
                                               ---------------       --------------
    Total current assets                             3,896,800            3,636,000
                                               ---------------       --------------

Fixed assets, net                                      266,800              284,800
Goodwill, net                                        1,641,300            1,809,600
Other                                                   58,800               53,500
                                               ---------------       --------------
    Total other assets                               1,966,900            2,147,900
                                               ---------------       --------------
Total assets                                   $     5,863,700       $    5,783,900
                                               ================      ==============

                 See Notes to Consolidated Financial Statements
                                   (Unaudited)
                                       -3-

                                  HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                      -----------------------------------




                                                                     JUNE 30, 2001        DECEMBER 31,
                                                                      (Unaudited)            2000
LIABILITIES AND SHAREHOLDERS' EQUITY                                ---------------      --------------
------------------------------------

Current liabilities:
  Accounts payable                                                     $    299,100       $    529,500
  Note payable - line of credit                                           1,042,300            907,100
  Note payable - current maturity of long-term debt                         500,000            500,000
  Note payable - related party                                              100,000            100,000
  Convertible notes payable                                                 101,700                  -
  Other current liabilities                                               1,594,300          1,333,700
                                                                       ------------       ------------
    Total current liabilities                                             3,637,400          3,370,300
                                                                       ------------       ------------

Notes payable                                                                     -            351,700
Other                                                                        60,000             60,000
                                                                       ------------       ------------
    Total long-term liabilities                                              60,000            411,700
                                                                       ------------       ------------
Commitments and contingencies

Total liabilities                                                         3,697,400          3,782,000
                                                                       ------------       ------------
Shareholders' equity:

Common stock $.02 par; authorized 20,000,000  shares;
issued and outstanding  -  June 30, 2001, 6,535,804 shares,
and December 31, 2000, 6,450,913 shares                                     130,700            129,000
Additional capital                                                       11,962,400         11,885,300
Deferred compensation                                                        (8,100)                 -
Accumulated deficit                                                      (9,918,700)       (10,012,400)
                                                                       ------------       ------------
    Total shareholders' equity                                            2,166,300          2,001,900
                                                                       ------------       ------------

Total liabilities and shareholders' equity                             $  5,863,700       $  5,783,900
                                                                       ============       ============




                 See Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  HADRON, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
           ---------------------------------------------------------



                                          Three Months Ended            Six Months Ended
                                               June 30,                     June 30,
                                          2001          2000           2001            2000
                                      -----------   -----------     -----------    -----------
Revenues                              $ 4,357,600    $4,879,200     $ 8,587,500    $ 9,634,000
                                      -----------    ----------     -----------    -----------

Operating costs and expenses:
  Costs of revenue                      3,503,600     3,827,300       7,009,200      7,819,000
  Selling, general and administrative     747,500       790,000       1,388,100      1,754,700
                                      -----------    ----------     -----------    -----------

Total operating costs and expenses      4,251,100     4,617,300       8,397,300      9,573,700
                                      -----------    ----------     -----------    -----------

Operating income                          106,500       261,900         190,200         60,300
                                      -----------    ----------     -----------    -----------
Other income (expense):
  Interest expense (net)                  (34,000)      (66,200)        (72,000)      (158,000)
  Other income (expense)                     (100)       29,500         (24,500)         5,200
                                      -----------    ----------     -----------    -----------

Total other expense                       (34,100)      (36,700)        (96,500)      (152,800)
                                      -----------    ----------     -----------    -----------

Income (loss) before income taxes          72,400       225,200          93,700        (92,500)

Provision for income taxes                     --        21,300              --         21,300
                                      -----------    ----------     -----------    -----------


Net income (loss)                     $    72,400    $  203,900     $    93,700    $  (113,800)
                                      ===========    ==========     ===========    ===========

Per share data:

Net income (loss) per share
  Basic                               $      0.01    $     0.04     $      0.01    $     (0.03)
                                      ===========    ==========     ===========    ===========
  Diluted                             $      0.01    $     0.03     $      0.01    $     (0.03)
                                      ===========    ==========     ===========    ===========

Weighted average number of shares
  Basic                                 6,517,780     5,100,172       6,511,787      3,953,612
                                      ===========    ==========     ===========    ===========
  Diluted                               7,985,845     6,648,677       7,882,512      3,953,612
                                      ===========    ==========     ===========    ===========


                   See Notes to Consolidated Financial Statements
                                    (Unaudited)

                                  HADRON, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                -----------------------------------------------

                                                                                            Six Months Ended
                                                                                                  JUNE 30,
                                                                                         2001                 2000
                                                                                      -----------         -----------
Cash flows from operating activities:
  Net income (loss)                                                                   $    93,700         $  (113,800)
                                                                                      -----------         -----------

Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                                                         236,900             248,600
    Stock compensation expense                                                              2,700                   -
Changes in operating assets and liabilities:
    Accounts receivable                                                                  (201,400)           (100,200)
    Prepaid expenses and other                                                           (139,100)             36,800
    Other assets                                                                           (5,300)                200
    Accounts payable                                                                     (230,400)            (14,200)
    Other current liabilities                                                             260,600            (178,400)
    Other long-term liabilities                                                                 -              58,200
                                                                                      -----------         -----------

      Total adjustments                                                                   (76,000)             51,000
                                                                                      -----------         -----------

Net cash provided by (used in) operating activities                                        17,700             (62,800)
                                                                                      -----------         -----------

Cash flows from investing activities:
   Fixed asset purchases                                                                  (50,500)            (39,200)
                                                                                      -----------         -----------

Net cash used in investing activities                                                     (50,500)            (39,200)
                                                                                      -----------         -----------

Cash flows from financing activities:
    Proceeds from borrowings on bank and other loans                                    1,347,300           1,926,600
    Proceeds from stock options and warrants exercised                                          -              24,800
    Proceeds from employee stock purchases                                                 17,900              13,800
    Proceeds from sale of stock                                                            50,000             835,000
    Payments on bank and other loans                                                   (1,462,100)         (2,773,400)
                                                                                      -----------         -----------

Net cash provided by (used in) financing activities                                       (46,900)             26,800
                                                                                      -----------         -----------

Net decrease in cash and cash equivalents                                                 (79,700)            (75,200)

Cash and cash equivalents at beginning of period                                          234,900             193,200
                                                                                      -----------         -----------

Cash and cash equivalents at end of period                                            $   155,200         $   118,000
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

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $337,000 ($.04 per share, on a fully diluted basis) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not determined what the effect of these tests will be on the earnings and financial position of the Company.

2.   Debt
     ----

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provides the Company with a $1.5 million line of credit facility (the "Credit Facility") through November 30, 2001, and a three-year $1.5 million term loan (the "Term Loan"). Jon M. Stout, the Company's Chairman, personally guaranteed the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company. As of June 30, 2001, the outstanding balances of the Credit Facility and Term Loan are $1,042,000 and $500,000, respectively.

     In May 1999, the Company issued three-year $998,000 convertible notes, interest payable at 6%, to the former shareholders of ATI in connection with the Company's acquisition of ATI. The notes are convertible into 444,000 restricted shares of the Company's Common Stock at $2.25 per share. These notes are subordinated to the Company's obligations under the Term Note and the Credit Facility. In May 2000, the Board of Directors adopted resolutions providing for the conversion of the convertible notes on the basis of one share of Common Stock for $1.25 per share if tendered to the Company for conversion before the close of business on June 30, 2000. At June 30, 2000, $846,000 of the convertible notes were converted into 677,000 restricted shares of the Company's Common Stock at the $1.25 per share. As of June 30, 2001, two convertible notes totaling $102,000 remain.

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

3.   Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share:

                                     Three Months Ended        Six Months Ended
                                          June 30,                  June 30,
                                      2001        2000         2001          2000
                                      ----        ----         ----          ----

   Numerator: Net Income(Loss)     $  72,400  $  203,900    $  93,700    $ (113,800)

   Denominator:
    Denominator for basic
     earnings per share:

     weighted average shares
     outstanding                    6,517,780   5,100,172    6,511,787    3,953,612

    Effect of dilutive securities:
     Warrants                       1,277,990   1,397,361    1,204,752
     Employee stock options           190,075     151,144      165,973
                                    ---------   ---------    ---------   ---------

   Denominator for diluted

    earnings per share              7,985,845   6,648,677    7,882,512   3,953,612
                                    =========   =========    =========   =========

   Basic earnings per share         $     .01   $     .04    $     .01   $    (.03)
                                    =========   =========    =========   =========

   Diluted earnings per share       $     .01   $     .03    $     .01   $    (.03)
                                    =========   =========    =========   =========


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

6.   Accounts Receivable
     -------------------

     In December 1997, Avenue Technologies, Inc. ("ATI") received a Stop Work Order from a Department of Defense agency. The contract was terminated for convenience. The Company had submitted a termination claim for approximately $403,000, representing the costs incurred by the Company and its subcontractors. The U.S. Government had questioned certain of the costs submitted.

     In May 2001, the Company reached a settlement with the United States Government, resulting in no significant change from the amounts recorded in accounts receivable. This settlement will be entered as a consent judgment by the Armed Services Board of Contract Appeals and shall be payable through the United States Treasury Judgment Fund.

7.   Equity Capital
     --------------

     On January 16, 2001 Sterling E. Phillips, Jr. was appointed to the positions of President and Chief Executive Officer of the Company. Mr. Phillips was also elected to serve as a member of the Company's Board of Directors. In connection with his appointment, Mr. Phillips purchased 66,667 shares of the Company's restricted common stock, par value $0.02, for $0.75 per share. As a result of this transaction, the Company recorded deferred compensation of $10,800, $2,700 of which was amortized during the six months ended June 30, 2001. In addition, Mr. Phillips was awarded a five-year, non-qualified stock option to purchase 875,725 shares of the Company's common stock, par value $0.02, at the exercise price equal to 100% of the fair market value of the common stock on the grant date, exercisable in one-third increments over a two-year period.

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

     HADRON, INC.
  REPORTABLE SEGMENTS                                     FOR THE THREE AND SIX MONTHS ENDED
  FASB STATEMENT 131                                            JUNE 30, 2001 AND 2000

                                      THREE MONTHS        THREE MONTHS          SIX MONTHS             SIX MONTHS
                                          ENDED               ENDED                ENDED                  ENDED
     DESCRIPTON:                      JUNE 30, 2001        JUNE 30, 2000       JUNE 30, 2001          JUNE 30, 2000
------------------------              -------------        -------------       -------------          -------------
Trade revenues:
  ABS                                 $   1,161,700        $     480,600       $    1,873,300        $      522,800
  ATI                                       951,900            1,489,000            2,042,800             2,577,000
  EISI                                      827,600            1,797,300            1,786,400             4,052,400
  SyCom                                   1,416,400            1,151,200            2,885,000             2,469,100
  Corporate                                                      (38,900)                                    12,700
                                      -------------        -------------       --------------        --------------
Total trade revenues                  $   4,357,600        $   4,879,200       $    8,587,500        $    9,634,000
                                      =============        =============       ==============        ==============

Net income/(loss):
  ABS                                 $     142,100        $     (90,200)      $      113,400        $    (158,200)
  ATI                                       (21,300)             212,600               12,000              (18,000)
  EISI                                      (27,100)              61,300               11,800               74,900
  SyCom                                      14,300               36,700               18,300               10,800
  Corporate                                 (35,600)             (16,500)             (61,800)             (23,300)
                                      -------------        -------------       --------------        --------------
Total net income (loss)               $      72,400        $     203,900       $       93,700        $    (113,800)
                                      =============        =============       ==============        ==============

Assets:
  ABS                                 $     903,800        $     387,200       $      903,800        $      387,200
  ATI                                     3,027,300            3,559,600            3,027,300             3,559,600
  EISI                                      781,600              794,000              781,600               794,000
  SyCom                                     596,600              453,200              596,600               453,200
  Corporate                                 554,400              757,100              554,400               757,100
                                      -------------        -------------       --------------        --------------
Total assets                          $   5,863,700        $   5,951,100       $    5,863,700        $    5,951,100
                                      =============        =============       ==============        ==============

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------


               COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001
                     TO THE THREE MONTHS ENDED JUNE 30, 2000

     The Company had an operating profit of approximately $107,000 for the three months ended June 30, 2001, compared to an operating profit of approximately $262,000 for the period ended June 30, 2000. This $155,000 decrease is primarily attributable to the loss of billable technical employees hired by a major client, certain customers' budget reductions resulting from changes in Department of Defense ("DoD") allocations, and increased expenses associated with new business initiatives, partially offset by increased profitability produced by ABS.

     Net income was approximately $72,000 for the quarter ended June 30, 2001, compared to net income of approximately $204,000 for the same period of the prior year. The $132,000 decrease resulted from the same factors mentioned above.

     Revenues for the three months ended June 30, 2001 were approximately $4,358,000, an 11% decrease from the period ending June 30, 2000. This decrease is primarily due to the loss of billable technical employees hired by EISI's major client, APL, coupled with revenue decreases at ATI due to customers' budget reductions resulting from changes in DoD allocations, partially offset by additional revenue produced by ABS.

     Costs of revenue for the quarter ended June 30, 2001 were approximately $3,504,000, a decrease of approximately 8% from the same period of the prior year. The decrease is largely due to the lowered personnel costs of EISI partially offset by costs associated with the ABS revenues. Costs of revenue as a percentage of revenues were approximately 80% and 78% for the quarters ended June 30, 2001 and 2000, respectively.

     Selling, general and administrative expenses totaled approximately $748,000 for the June 30, 2001 quarter, compared with approximately $790,000 for the same period of the prior year. The $42,000, or 5%, decrease is primarily due to the Company's cost reduction and containment program, partially offset by investments in new business initiatives.

     Interest expense totaled approximately $34,000 for the June 30, 2001 quarter, compared with approximately $66,000 for the same period of the prior year. The $32,000, or 48%, decrease is due to the Company's lowered debt obligations.

                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001
                      TO THE SIX MONTHS ENDED JUNE 30, 2000

     The Company had an operating profit of approximately $190,000 for the six months ended June 30, 2001, compared to an operating profit of approximately $60,000 for the period ended June 30, 2000. This $130,000 increase is primarily attributable to the Company's indirect cost reductions coupled with increases in the profitability of ABS, partially offset by the loss of billable technical employees hired by a major client and certain customers' budget reductions resulting from changes in DoD allocations.

     Net income was approximately $94,000 for the six months ended June 30, 2001, compared to a net loss of approximately $114,000 for the same period of the prior year. The $208,000 increase resulted from the same factors mentioned above.

     Revenues for the six months ended June 30, 2001 were approximately $8,588,000, an 11% decrease from the period ending June 30, 2000. This decrease is primarily due to the loss of billable technical employees hired by EISI's major client, APL, coupled with certain customers' budget reductions resulting from changes in DoD allocations at ATI, partially offset by additional revenue produced by ABS. The Company's billable staff at APL decreased 70% between June 30, 2000 and June 30, 2001.

     Costs of revenue for the six months ended June 30, 2001 were approximately $7,009,000, a decrease of approximately 10% from the same period of the prior year. The decrease is largely due to the lowered personnel costs of EISI partially offset by costs associated with the ABS revenues. Costs of revenue as a percentage of revenues were approximately 82% and 81% for the six-month periods ending June 30, 2001 and 2000, respectively.

     Selling, general and administrative expenses totaled approximately $1,388,000 for the six months ended June 30, 2001, compared with approximately $1,755,000 for the same period of the prior year. The $367,000, or 21%, decrease is primarily due to the Company's cost reduction and containment program, partially offset by increased investment in new business initiatives.

     Interest expense totaled approximately $72,000 for the six months ended June 30, 2001, compared with approximately $158,000 for the same period of the prior year. The $86,000, or $54%, decrease is due to the Company's lowered debt obligations.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The working capital at June 30, 2001 decreased by approximately $6,000 from December 31, 2000, primarily due to the Company's debt pay down, coupled with ABS' laboratory equipment purchases, partially offset by positive cash flow resulting from its current period profitability.

     In the three months ended June 30, 2001, the Company recorded a profit of approximately $72,000 and EBITDA, as defined below, of $225,000, after add-backs for interest of $34,000, depreciation of $35,000 and goodwill amortization of $84,000.

     In the six months ended June 30, 2001, the Company recorded a profit of approximately $94,000 and EBITDA, as defined below, of $403,000, after add-backs for interest of $72,000, depreciation of $69,000 and goodwill amortization of $168,000.

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

     Net cash provided by operating activities during the six months ended June 30, 2001 was approximately $18,000, as compared with net cash used of approximately $63,000 during the same period in 2000. Net cash provided by operating activities in the six months ended June 30, 2001 was primarily the result of operating income, partially offset by changes in working capital. Net cash used for operating activities in the same period of the prior year was primarily the result of operating losses, partially offset by changes in working capital.

         Net cash used for investing activities during the six months ended June 30, 2001 and 2000 was approximately $51,000 and $39,000, respectively. Net cash used for investing activities in each of these periods was for fixed asset purchases.

     In the six months ended June 30, 2001, the Company paid $250,000 to United Bank to pay down its Term Loan, and $51,000 to purchase fixed assets in support of ABS' growth. To provide funding for these obligations, the Company primarily utilized its $164,000 increase in shareholders' equity, resulting from equity transactions of $70,000 and profits of $94,000.

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement, as amended, provides the Company with a $1.5 million line of credit facility (the "Credit Facility") through November 30, 2001, and a three-year $1.5 million term loan (the "Term Loan"). The Term Loan provides for monthly principal payments of approximately $42,000, with interest at the prime rate plus 150 basis points. Jon M. Stout, Chairman of the Board, personally guaranteed the loans. The Company is subject to certain financial covenants pursuant to the Loan Agreement, including debt to net worth ratio, debt to EBITDA ratio, and working capital and net worth requirements. The Credit Facility and the Term Loan are secured by the accounts receivable and other assets of the Company. As of June 30, 2001, the outstanding balances of the Credit Facility and Term Loan are $1,042,000 and $500,000, respectively.

     For 2001, the Company plans to maintain its control over costs, aggressively pursue new business opportunities within core competencies and clients, and perform its contracts efficiently. The Company has filled two key business development and marketing positions in its efforts to increase new business contributions to revenue growth.

     In January 2001, the Company finalized its annual renegotiations with Northrop Grumman on its principal contract with SyCom. The Company renegotiated the contract such that SyCom could achieve and maintain profitable operations.

     In March 2001, ABS was awarded a $2,600,000 one-year contract by the U.S. Army Medical Research and Materiel Command to study and develop new medical defenses for anthrax. In June 2001, ABS was awarded a $1,700,000 increase in the existing contract. In July 2001, ABS was awarded a $3,600,000 follow-on contract by the Defense Advanced Research Projects Agency ("DARPA") to provide medical biodefense research.

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

Part II.  Other Information

Item 1.   Legal Proceedings
          -----------------

          No material legal proceedings are currently pending.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

Item 5.   Exhibits and Reports
          --------------------

          (a)  Exhibits

          Exhibit No.

           10.1 Form of Amendment to Consulting Agreement between C.W. Gilluly and the Company dated January 16, 2001.

           10.2 Form of Amendment to Employment Agreement between Jon M. Stout and the Company dated January 16, 2001.

           10.3 Form of Employment Agreement between the Company and Sterling E. Phillips, Jr. dated January 16, 2001.

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: August 14, 2001


Hadron, Inc.
(Registrant)


By:/S/ Sterling E. Phillips, Jr.
   -----------------------------
     Sterling E. Phillips, Jr.
     President and Chief Executive Officer
     (Principal Executive Officer)
     Acting Chief Financial Officer
     (Principal Financial Officer and
      Principal Accounting Officer)