Form 10-Q
period 2001-09-30
HADRON INC
filed 2001-11-14
CIK 44800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001 or

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

                     Yes  X    No
                         ----   ----

As of November 5, 2001, 14,329,930 shares of the Common Stock of the registrant were outstanding.

                                  HADRON, INC.
                               TABLE OF CONTENTS



Part I    Financial Information:                              Page No.
                                                              -------

 Item 1.  Financial Statements

          Consolidated Balance Sheets at                          3
            September 30, 2001 and December 31, 2000

          Consolidated Statements                                 5
            of Operations for the Three and Nine
            Months Ended September 30, 2001 and 2000

          Consolidated Statements                                 6
            of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2000

          Notes to Consolidated Financial                         7
            Statements

 Item 2.  Management's Discussion and Analysis                    13
            of Financial Condition and Results
            of Operations

 Item 3.  Quantitative and Qualitative                            17
            Disclosure About Market Risk

Part II   Other Information:

 Item 1.  Legal Proceedings                                       18

 Item 4.  Submission of Matters to a Vote                         18
            of Security Holders

 Item 6.  Exhibits and Reports on Form 8-K                        18


SIGNATURES                                                        19

                                 HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                   ----------------------------------------

                                     SEPT. 30, 2001          DECEMBER 31,
ASSETS                                (Unaudited)               2000
                                     --------------          -----------
Current assets:
  Cash and cash equivalents            $   102,300            $  234,900
  Accounts receivable, net               2,881,000             3,237,300
  Prepaid expenses and other               473,500               163,800
                                       -----------            ----------
    Total current assets                 3,456,800             3,636,000
                                       -----------            ----------

Fixed assets, net                          256,900               284,800
Goodwill, net                            1,557,100             1,809,600
Other                                       70,800                53,500
                                       -----------            ----------
    Total other assets                   1,884,800             2,147,900
                                       -----------            ----------
Total assets                           $ 5,341,600            $5,783,900
                                       ===========            ==========

                See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                  HADRON, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                   ----------------------------------------

                                                                            SEPT. 30, 2001           DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                          (Unaudited)               2000
                                                                            --------------          ------------
Current liabilities:
  Accounts payable                                                            $  434,700            $    529,500
  Note payable - line of credit                                                  661,000                 907,100
  Note payable - current maturity of long-term debt                              375,000                 500,000
  Note payable - related party                                                   100,000                 100,000
  Convertible notes payable                                                      101,700                       -
  Other current liabilities                                                    1,384,500               1,333,700
                                                                              ----------            ------------
    Total current liabilities                                                  3,056,900               3,370,300
                                                                              ----------            ------------

Notes payable                                                                          -                 351,700
Other                                                                             60,000                  60,000
                                                                              ----------            ------------
    Total long-term liabilities                                                   60,000                 411,700
                                                                              ----------            ------------
Commitments and contingencies

Total liabilities                                                              3,116,900               3,782,000
                                                                              ----------            ------------
Shareholders' equity:

Common stock $.02 par; authorized 20,000,000  shares;
  issued and outstanding  -  September 30, 2001, 6,539,144 shares,
  and December 31, 2000, 6,450,913 shares                                        130,800                 129,000
Additional capital                                                             1,965,300              11,885,300
Deferred compensation                                                             (6,800)                      -
Accumulated deficit                                                           (9,864,600)            (10,012,400)
                                                                              ----------            ------------
    Total shareholders' equity                                                 2,224,700               2,001,900
                                                                              ----------            ------------
Total liabilities and shareholders' equity                                    $5,341,600            $  5,783,900
                                                                              ==========            ============

                See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 HADRON, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
        ---------------------------------------------------------------

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                                  2001          2000            2001          2000
                                               ----------    ----------      ----------    ----------
Revenues                                       $4,137,300    $4,703,700      $12,724,800    $14,337,700
                                               ----------    ----------      -----------    -----------
Operating costs and expenses:
  Costs of revenue                              3,329,100     4,011,100       10,338,300     11,830,100
  Selling, general and administrative             684,000       556,500        2,099,500      2,311,200
                                               ----------    ----------       ----------    -----------

Total operating costs and expenses              4,013,100     4,567,600       12,437,800     14,141,300
                                               ----------    ----------       ----------    -----------

Operating income                                  124,200       136,100         287,000        196,400
                                               ----------    ----------      ----------    -----------
Other income (expense):
  Interest expense (net)                          (25,200)      (68,100)        (97,200)      (226,100)
  Other income (expense)                          (44,900)       (5,400)        (42,000)          (200)
                                               ----------    ----------      ----------    -----------

Total other expense                               (70,100)      (73,500)       (139,200)      (226,300)
                                               ----------    ----------      ----------    -----------

Income (loss) before income taxes                  54,100        62,600         147,800        (29,900)

Provision for income taxes                              -             -               -         21,300
                                               ----------    ----------      ----------    -----------

Net income (loss)                              $   54,100    $   62,600      $  147,800    $   (51,200)
                                               ==========    ==========      ==========    ===========

Per share data:
Net income (loss) per share
  Basic                                        $     0.01    $     0.01      $     0.02    $     (0.01)
                                               ==========    ==========      ==========    ===========
  Diluted                                      $     0.01    $     0.01      $     0.02    $     (0.01)
                                               ==========    ==========      ==========    ===========
Weighted average number of shares
  Basic                                         6,536,276     5,916,209       6,520,040      4,608,111
                                               ==========    ==========      ==========    ===========
  Diluted                                       8,186,996     6,605,045       7,971,382      4,608,111
                                               ==========    ==========      ==========    ===========

                See Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 HADRON, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
             -----------------------------------------------------

                                                                              Nine Months Ended
                                                                                September 30,
                                                                            2001              2000
                                                                         -----------      -----------
Cash flows from operating activities:
  Net income (loss)                                                      $   147,800      $   (51,200)
                                                                         -----------      -----------
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                            352,500          364,000
    Stock compensation expense                                                 4,000                -
Changes in operating assets and liabilities:
    Accounts receivable                                                      356,300         (892,200)
    Prepaid expenses and other                                              (309,700)          20,500
    Other assets                                                             (17,300)         (31,600)
    Accounts payable                                                         (94,800)         448,300
    Other current liabilities                                                 50,800         (369,000)
    Other long-term liabilities                                                    -           58,200
                                                                         -----------      -----------

      Total adjustments                                                      341,800         (401,800)
                                                                         -----------      -----------

Net cash provided by (used in) operating activities                          489,600         (453,000)
                                                                         -----------      -----------

Cash flows from investing activities:
    Fixed asset purchases                                                    (72,100)        (166,400)
                                                                         -----------      -----------

Net cash used in investing activities                                        (72,100)        (166,400)
                                                                         -----------      -----------

Cash flows from financing activities:
    Proceeds from borrowings on bank and other loans                       1,347,300        1,926,600
    Proceeds from stock options and warrants exercised                         3,000          359,200
    Proceeds from employee stock purchases                                    17,900           13,800
    Proceeds from sale of stock                                               50,000          891,300
    Payments on bank and other loans                                      (1,968,300)      (2,641,100)
                                                                         -----------      -----------

Net cash provided by (used in) financing activities                         (550,100)         549,800
                                                                         -----------      -----------

Net decrease in cash and cash equivalents                                   (132,600)         (69,600)

Cash and cash equivalents at beginning of period                             234,900          193,200
                                                                         -----------      -----------

Cash and cash equivalents at end of period                               $   102,300      $   123,600
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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not determined what the effect of these tests will be on the earnings and financial position of the Company.


2.  Debt
    ----

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement provided the Company with a $1.5 million line of credit facility (the "Credit Facility") through November 30, 2001, and a three-year $1.5 million term loan (the "Term Loan"). As of September 30, 2001, the outstanding balances of the Credit Facility and Term Loan were $661,000 and $375,000, respectively. On November

2, 2001, the Credit Facility and Term Loan with United Bank were paid in full (see "Subsequent Event" footnote).

     In May 1999, the Company issued three-year $998,000 convertible notes, interest payable at 6%, to the former shareholders of ATI in connection with the Company's acquisition of ATI. The notes are convertible into 444,000 restricted shares of the Company's Common Stock at $2.25 per share. These notes are subordinated to the Company's obligations under the Term Note and the Credit Facility. In May 2000, the Board of Directors adopted resolutions providing for the conversion of the convertible notes on the basis of one share of Common Stock for $1.25 per share if tendered to the Company for conversion before the close of business on June 30, 2000. At June 30, 2000, $846,000 of the convertible notes were converted into 677,000 restricted shares of the Company's Common Stock at the $1.25 per share. As of September 30, 2001, two convertible notes totaling $102,000 remain.

     In connection with the December 1998 purchase of Vail Research and Technology Corporation ("Vail"), the Company issued two non-interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing note was payable each month in the amount of $25,000 for twelve months and was paid in full in December 1999. The $100,000 non-interest bearing promissory note was due and payable on the two-year anniversary of the closing date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable. The Company is currently reviewing the permitted deductions and the status of the note payable.



3.   Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share:


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      2001        2000        2001        2000
                                      ----        ----        ----        ----
Numerator: Net Income (Loss)       $   54,100  $   62,600  $  147,800  $  (51,200)

Denominator:
 Denominator for basic
  earnings per share:
  weighted average shares
  outstanding                       6,536,276   5,916,209   6,520,040   4,608,111
 Effect of dilutive securities:
  Warrants                          1,379,396     607,052   1,268,187
  Employee stock options              271,324      81,784     183,155
                                   ----------  ----------  ----------  ----------
Denominator for diluted
 earnings per share                 8,186,996   6,605,045   7,971,382   4,608,111
                                   ==========  ==========  ==========  ==========
 Basic earnings per share          $      .01  $      .01  $      .02  $    (.01)
                                   ==========  ==========  ==========  =========

 Diluted earnings per share        $      .01  $      .01  $      .02 $     (.01)
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


6.   Equity Capital
     --------------

     On January 16, 2001 Sterling E. Phillips, Jr. was appointed to the positions of President and Chief Executive Officer of the Company. Mr. Phillips was also elected to serve as a member of the Company's Board of Directors. In connection with his appointment, Mr. Phillips purchased 66,667 shares of the Company's restricted common stock, par value $0.02, for $0.75 per share. As a result of this transaction, the Company recorded deferred compensation of $10,800, $4,000 of which was amortized during the nine months ended September 30, 2001. In addition, Mr. Phillips was awarded a five-year, non-qualified stock option to purchase 875,725 shares of the Company's common stock, par value $0.02, at the exercise price equal to 100% of the fair market value of the common stock on the grant date, exercisable in one-third increments over a two-year period.

     For shares issued pursuant to the November 2, 2001 acquisition of Analex Corporation ("Analex"), see "Subsequent Event" footnote.

7.   Business segments
     ------------------

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


          HADRON, INC.
       REPORTABLE SEGMENTS                                  FOR THE THREE AND NINE MONTHS ENDED
       FASB STATEMENT 131                                       SEPTEMBER 30, 2001 AND 2000


                                       THREE MONTHS        THREE MONTHS
                                           ENDED               ENDED          NINE MONTHS ENDED      NINE MONTHS ENDED
    DESCRIPTON:                       SEPT. 30, 2001      SEPT. 30, 2000        SEPT. 30, 2001        SEPT. 30, 2000
------------------------              --------------      --------------        --------------        --------------
Trade revenues:
  ABS                                $ 1,305,300            $ 1,001,600        $  3,178,600            $ 1,524,400
  ATI                                    757,300              1,263,300           2,800,100              3,840,300
  EISI                                   767,600              1,260,200           2,554,000              5,312,600
  SyCom                                1,307,100              1,178,600           4,192,100              3,647,700
  Corporate                                                                                                 12,700
                                     -----------            -----------        ------------            -----------
Total trade revenues                 $ 4,137,300            $ 4,703,700        $ 12,724,800            $14,337,700
                                     ===========            ===========        ============            ===========

Net income/(loss):
  ABS                                $   143,400            $     5,800        $    256,800            $  (152,400)
  ATI                                    (42,200)               123,900             (30,200)               105,900
  EISI                                   (13,800)                13,000              (2,000)                87,900
  SyCom                                    3,000                (39,100)            (21,300)               (28,300)
  Corporate                              (36,300)               (41,000)            (98,100)               (64,300)
                                     -----------            -----------        ------------            -----------
Total net income (loss)              $    54,100            $    62,600        $    147,800            $   (51,200)
                                     ===========            ===========        ============            ===========

Assets:
  ABS                                $   842,600            $ 1,123,700        $    842,600            $ 1,123,700
  ATI                                  2,937,000              3,669,400           2,937,000              3,669,400
  EISI                                   531,100                647,500             531,100                647,500
  SyCom                                  626,100                528,900             626,100                528,900
  Corporate                              404,800                839,100             404,800                839,100
                                     -----------            -----------        ------------            -----------
Total assets                         $ 5,341,600            $ 6,808,600        $  5,341,600            $ 6,808,600
                                     ===========            ===========        ============            ===========

8.   Subsequent Event
     ----------------

     The Company announced on November 1, 2001 that it had entered into an Agreement and Plan of Merger dated as of October 31, 2001 (the "Plan") with Analex and its equity holders pursuant to which Analex will be merged with and into a wholly-owned subsidiary of the Company. Analex is a privately held engineering and program management firm whose principal customers are NASA and the U.S. intelligence community. The merger was closed as of November 5, 2001.

     Under the terms of the Plan, the shareholders representing all of the outstanding equity of Analex (the "Sellers") exchanged their Analex equity on a pro rata basis for approximately $6,500,000 in a combination of cash and the satisfaction of certain liabilities of Analex as well as 3,572,143 shares of the Company's Common Stock, par value $0.02 per share ("Common Stock"). Of these shares, 857,143 shares shall be subject to a provision by which the Company will guarantee for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. Approximately 1,700,000 of the 3,572,143 shares of the Common Stock issued to the Sellers and $600,000 of the Sellers' proceeds are subject to various escrow and indemnification agreements to ensure Sellers' compliance with various net worth tests, representation and warranties.

     In addition, the Company issued promissory notes to certain Sellers totaling approximately $773,000 with a five-year term and entered into non-competition agreements with these Sellers for total payments of $540,000. The Company offered at-will part-time employment agreements to four officers of Analex, three of which contain incentive bonus provisions relating to the achievement of certain performance goals. Finally, while Analex must have at least a prescribed minimum tangible net worth at closing, the Company permitted Analex to have indebtedness at closing of approximately $2,400,000.

     To finance the acquisition, the Company negotiated a new senior credit facility with Bank of America, N.A. in the amount of $7,500,000(the Credit Agreement"), comprised of (i) a five-year $3,500,000 term loan (the "Term Loan") and (ii) a $4,000,000 revolving credit facility through November 2, 2006 (the "Credit Facility"). The principal amount of the Term Loan shall be amortized in sixty monthly installments of $58,333. Interest on each of the facilities is at the Libor rate plus an applicable margin as specified in the Credit Agreement. The Company is subject to certain financial covenants pursuant to the Credit Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company and its subsidiaries. In addition, Bank of America has required the Company to obtain personal guarantees in the amount of $2,000,000, which the Company has procured from two individuals (one of whom is a director of the Company) in exchange for an annual fee and the issuance of warrants to purchase the Company's Common Stock at an exercise price of $0.02 per share with the number of warrants to be based on the duration of the guarantees and a formula related to valuing the Company.

     In addition, the Company issued 3,961,060 shares of Common Stock for aggregate consideration of approximately $3,868,000 through a private placement pursuant to Regulation D under the Securities Act of 1933 consisting of (i) the Company's Common Stock at a price of $1.14 per share to purchasers who purchased less than $500,000 worth thereof or (ii) units consisting of Hadron Common Stock and warrants to purchase 0.2061 shares of Hadron Common Stock at an exercise price of $0.02 per share for each share purchased at a price of $1.14 per unit for purchasers who purchased $500,000 or more of the Company's equity. Two of such purchasers are directors or affiliates of a director. All of these proceeds were directed to financing the acquisition of Analex.

     On November 2, 2001, to assist in financing the acquisition, Dr. C.W. Gilluly, the Company's director, and J. Richard Knop, President of the Company's investment banking firm, Windsor Group, exercised warrants and/or stock options to purchase an aggregate of 247,888 shares of common stock, resulting in an equity investment of approximately $200,000.


Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------


             COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                   TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues for the three months ended September 30, 2001 were approximately $4,137,000, a 12% decrease from the period ending September 30, 2000. This decrease is primarily due to the loss of billable technical employees hired by EISI's major client, APL, coupled with revenue decreases at ATI due to customers' budget reductions, partially offset by additional revenue produced by ABS.

     Costs of revenue for the quarter ended September 30, 2001 were approximately $3,329,000, a decrease of approximately 17% from the same period of the prior year. The decrease is largely due to the lowered personnel costs of EISI partially offset by costs associated with the ABS revenues. Costs of revenue as a percentage of revenues were approximately 80% and 85% for the quarters ended September 30, 2001 and 2000, respectively.

     Selling, general and administrative expenses totaled approximately $684,000 for the September 30, 2001 quarter, compared with approximately $557,000 for the same period of the prior year. The $127,000 or 23% increase is primarily due to the investments in new business initiatives, including the addition of key business development and marketing executives and internal expenses associated with merger and acquisition activities.

     Operating profit for the three months ended September 30, 2001 was approximately $124,000, compared to an operating profit of approximately $136,000 for the period ended September 30, 2000. This $12,000 decrease is primarily attributable to the loss of billable technical employees hired by a major client, certain customers' budget reductions, and increased expenses associated with new business initiatives, partially offset by increased profitability produced by ABS.

     Interest expense totaled approximately $25,000 for the September 30, 2001 quarter, compared with approximately $68,000 for the same period of the prior year. The $43,000, or 63%, decrease is due to the Company's lowered debt obligations.

     Other expense totaled approximately $45,000 for the September 30, 2001 quarter, compared with approximately $5,000 for the same period of the prior year. This increase is primarily due to one-time write-offs.

     Net income was approximately $54,000 for the quarter ended September 30, 2001, compared to net income of approximately $63,000 for the same period of the prior year. The $9,000 decrease resulted primarily from the loss of billable technical employees hired by a major client, certain customers' budget reductions, and increased expenses associated with new business initiatives, partially offset by increased profitability produced by ABS.


             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                  TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues for the nine months ended September 30, 2001 were approximately $12,725,000, an 11% decrease from the period ending September 30, 2000. This decrease is primarily due to the loss of billable technical employees hired by EISI's major client, APL, coupled with certain customers' budget reductions at ATI, partially offset by additional revenue produced by ABS.

     Costs of revenue for the nine months ended September 30, 2001 were approximately $10,338,000, a decrease of approximately 13% from the same period of the prior year. The decrease is largely due to the lowered personnel costs of EISI partially offset by costs associated with the ABS revenues. Costs of revenue as a percentage of revenues were approximately 81% and 83% for the nine-month periods ending September 30, 2001 and 2000, respectively.

     Selling, general and administrative expenses totaled approximately $2,100,000 for the nine months ended September 30, 2001, compared with
approximately $2,311,000 for the same period of the prior year.   The $211,000,
or 9%, decrease is primarily due to the Company's company-wide cost reduction and containment program, partially offset by increased investment in new business initiatives.

     Operating profit for the nine months ended September 30, 2001 was approximately $287,000, compared to an operating profit of approximately $196,000 for the period ended September 30, 2000. This $91,000 increase is primarily attributable to the Company's indirect cost reductions coupled with increases in the profitability of ABS, partially offset by the loss of billable technical employees hired by a major client, certain customers' budget reductions, and increased expenses associated with new business initiatives.

     Interest expense totaled approximately $97,000 for the nine months ended September 30, 2001, compared with approximately $226,000 for the same period of the prior year. The $129,000, or $57%, decrease is due to the Company's lowered debt obligations.

     Other expense totaled approximately $42,000 for the nine months ended September 30, 2001, compared with approximately $200 for the same period of the prior year. This increase is due to one-time write-offs.

     Net income was approximately $148,000 for the nine months ended September 30, 2001, compared to a net loss of approximately $51,000 for the same period of the prior year. The $199,000 increase resulted from the Company's indirect cost reductions coupled with increases in the profitability of ABS, partially offset by the loss of billable technical employees hired by a major client, certain customers' budget reductions, and increased expenses associated with new business initiatives.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     The working capital at September 30, 2001 increased by approximately $134,000 from December 31, 2000, primarily due to the Company's positive cash flow resulting from its profitability, partially offset by debt pay down and ABS' laboratory equipment purchases.

     In the three months ended September 30, 2001, the Company recorded a profit of approximately $54,000 and EBITDA, as defined below, of $195,000, after add-backs for interest of $25,000, depreciation of $32,000 and goodwill amortization of $84,000.

     In the nine months ended September 30, 2001, the Company recorded a profit of approximately $148,000 and EBITDA, as defined below, of $598,000, after add-backs for interest of $97,000, depreciation of $101,000 and goodwill amortization of $252,000.

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

     Net cash provided by operating activities during the nine months ended September 30, 2001 was approximately $490,000, as compared with net cash used of approximately $453,000 during the same period in 2000. Net cash provided by operating activities in the nine months ended September 30, 2001 was primarily the result of operating income and changes in working capital. Net cash used for operating activities in the same period of the prior year was primarily the result of operating losses coupled with changes in working capital.

     Net cash used for investing activities during the nine months ended September 30, 2001 and 2000 was approximately $72,000 and $166,000, respectively. Net cash used for investing activities in each of these periods was for fixed asset purchases.

     In the nine months ended September 30, 2001, the Company paid $375,000 to United Bank to pay down its Term Loan, and $72,000 to purchase fixed assets in support of ABS' growth. To provide funding for these obligations, the Company primarily utilized its $223,000 increase in shareholders' equity, resulting from equity transactions of $71,000 and profits of $148,000.

     The Company entered into a Loan and Security Agreement dated June 29, 1999 (the "Loan Agreement") with United Bank. The Loan Agreement, as amended, provided the Company with a $1.5 million line of credit facility (the "Credit Facility") through November 30, 2001, and a three-year $1.5 million term loan (the "Term Loan"). As of September 30, 2001, the outstanding balances of the Credit Facility and Term Loan were $661,000 and $375,000, respectively. On November 2, 2001, the Company entered into a new credit facility with Bank of America, and the Credit Facility and Term Loan were paid in full (See "Subsequent Event" footnote).

     In October 2001, ABS was awarded a three-year $800,000 grant by the National Institute of Health to research the medical defenses against Anthrax.

     For the remainder of 2001, the Company plans to integrate its operations with recently acquired Analex, maintain control over costs, pursue new business opportunities within core competencies and clients, and perform its contracts efficiently. The Company believes its enhanced presence in the intelligence community combined with its bioterrorism defense capabilities will strengthen its position in the homeland security market.

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


Item 3. Quantitative and Qualitative Disclosure about Market Risk
        ---------------------------------------------------------

     The Company is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $10,000.

Part II.  Other Information

Item 1. Legal Proceedings
        -----------------

     No material legal proceedings are currently pending.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: November 14, 2001


Hadron, Inc.
(Registrant)


By: /S/ Sterling E. Phillips, Jr.           By: /S/ Ronald B. Alexander
    -----------------------------              -------------------------------
   Sterling E. Phillips, Jr.                   Ronald B. Alexander
   President and Chief Executive               Chief Financial Officer
     Officer                                     (Principal Financial
   (Principal Executive Officer)                  Officer and Principal
                                                  Accounting Officer)