Form 10-K
period 2001-12-31
HADRON INC
filed 2002-03-26
CIK 44800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 0-5404

HADRON, INC.
(Exact name of registrant as specified in its charter)

New York	11-2120726
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

5904 Richmond Highway, Suite 300 Alexandria, Virginia 22303
(Address of principal executive offices)

Registrant’s telephone number including area code
(703) 329-9400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.02 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The registrant’s revenues for the twelve months ended December 31, 2001 were $21,936,000.

As of March 13, 2002, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $7,384,300.

As of March 13, 2002, 14,394,340 shares of the common stock of the registrant were outstanding.

PART I

Item 1.    Business

Introduction

Hadron, Inc. (“Hadron” or the “Company”) supports homeland security through the design, implementation and support of innovative solutions that enhance the United States’ ability to detect, defend and respond to threats from hostile countries or terrorists. The Company specializes in three facets of homeland security: intelligence systems, bio-defense, and aerospace programs. The Company was incorporated in New York in 1964, and can be found on the Internet at www.hadron.com.

Change in Fiscal Year

On February 14, 2001, the Board of Directors of the Company approved a change of the Company’s fiscal year from the period of July 1 through June 30 to the period of January 1 through December 31, and declared the period of July 1, 2000 through December 31, 2000 the transition period.

Organizational Change

Prior to the acquisition of Analex Corporation on November 5, 2001 (see “Recent Developments”), the Company had four operating segments: Advanced Biosystems, Inc. (“ABS”), Avenue Technologies, Inc. (“ATI”), Engineering & Information Services, Inc. (“EISI”), and SyCom Services, Inc. (“SyCom”).

After the acquisition of Analex, EISI and ATI were merged into Analex in December 2001. ABS, Analex and SyCom continue to operate as wholly owned subsidiaries of the Company.

With the acquisition of Analex, the Company reorganized its internal operating structure. Hadron now has three operating segments: ABS continues to operate in the bio-defense market; the Homeland Security Group supports the United States intelligence community and is comprised of the businesses previously reported under the ATI, EISI, and SyCom operating segments; and the Aerospace Group supports NASA, Department of Defense (“DoD”), and other major aerospace contractors and is comprised on the business acquired as a result of the acquisition of Analex Corporation in November 2001.

The following table may help in understanding the organizational units for the relevant time periods discussed in this 10-K:

Operating Units as reported for the period ended 12/31/00 and prior fiscal years	Operating Units as reported for the fiscal year ended 12/31/01
Advanced Biosystems, Inc. (“ABS”)	ABS
Avenue Technologies, Inc. (“ATI”)	Homeland Security Group
Engineering & Information Services, Inc. (“EISI”)	Homeland Security Group
Sycom Services, Inc. (“SyCom”)	Homeland Security Group
Analex Corporation (“Analex”)	Aerospace Group

Further, the consolidated financial statements for 2001 include two months of the Aerospace Group, formerly Analex Corporation. The full-year pro-forma results for 2001 include twelve months of Aerospace Group operations, as if Analex had been acquired on January 1, 2001.

Operations

The Company has three operating units, the Homeland Security Group, Advanced Biosystems, Inc., and the Aerospace Group, whose descriptions follow:

Homeland Security Group

Since 1964, the Company has provided hardware and software engineering, systems integration, information technology solutions and independent quality assurance to support intelligence systems. The Company’s role in the support of the intelligence community brings specialized skills to a broad set of technical requirements. In the area of Intelligence, Reconnaissance and Surveillance (“ISR”), it provides solutions that enable the simulation of a realistic operational environment so that satellites and related systems can be tested prior to deployment. The Company performs verification and validation of test results to ensure the reliability of the data and also develops radar, modeling and simulation, and system software, all in support of testing, collecting, and analyzing data from various intelligence systems.

The Company is an independent expert in the design and testing of expendable launch vehicles (“ELV”) for the DoD and intelligence community. Its highly specialized expertise provides test analysis and independent validation and verification (“IV&V”) support in areas such as Structural Dynamics, Trajectory and Performance, Thermal System Performance, and Range Safety.

The Company provides IV&V services to the United States Air Force and the National Reconnaissance Office (“NRO”) in support of launches of the Atlas and Titan ELV’s. The Company’s contribution to the success of the program launches has earned two prestigious awards: the DoD’s David Packard Excellence in Acquisition Award, and the NRO’s Gold Medal Award.

The Company supports other intelligence agencies such as the National Security Agency and the Central Intelligence Agency by providing software development, systems integration, configuration management and network administration services. In addition, the Company develops and conducts training designed to better enable military personnel in the conduct of Human Intelligence Source Debriefings.

Advanced Biosystems, Inc.

The Company’s role in bio-defense began in 1999 when it established its Advanced Biosystems (“ABS”) subsidiary. Since then, a elite group of biologists, immunologists and other researchers have been conducting studies to develop effective defenses and treatments for anthrax and other biological warfare agents.

ABS scientists play a significant role in advising Congress, members of the Bush administration, Defense officials and senior members of the medical community on strategies for bio-defense. ABS also provides training on the use of biological warfare agents, their effects, and defensive strategies to improve preparedness. ABS has been awarded almost $7 million in contracts with the U.S. Defense Advanced Research Projects Agency (“DARPA”) for development of non-specific-immunity based defenses against biological threat agents. ABS was awarded a grant from the National Institutes of Health (“NIH”) to study the role of certain cellular components in blocking the development of Anthrax.

Aerospace Group

The Aerospace Group, formerly Analex Corporation (“Analex”), provides high quality services to NASA, the DoD and major aerospace contractors such as Lockheed Martin and Northrop Grumman. The Company provides aerospace systems engineering in the design, development, analysis, test and operation of both hardware and software for aerospace systems. These systems include expendable launch vehicles, satellites, space-based experiments, and components and payloads associated with the International Space Station. The Company also supports a major aerospace firm in development of sophisticated airborne electronic sensors and systems.

The Company provides a broad scope of aerospace engineering services to support the programs of NASA Glenn Research Center (“GRC”), including development of next generation launch vehicles. Specific contributions include engineering design and development of aerospace systems, engineering support to research and technology development, engineering support to operations of experimental systems, and management support.

The Company supports GRC on the Microgravity Research Development and Operations Contract (“MRDOC”) in providing an automated laboratory environment aboard the International Space Station to enable research in the performance of fluids and combustion in the near-zero gravity of space. The Company participates in the design, development, manufacturing, test and delivery of the Fluids and Combustion Facility and associated payloads.

At the Kennedy Space Center, the Company supports the Payload and Ground Operations Contract (“PGOC”) by performing detailed analyses of ELV’s and mission assurance surveillance at launch vehicle facilities in support of NASA ELV programs.

Recent Developments

The Company entered into an Agreement and Plan of Merger dated as of October 31, 2001 (the “Plan”) with Analex Corporation and its equity holders pursuant to which Analex was merged with and into a wholly-owned subsidiary of the Company. Analex is a professional services and program management firm whose principal customers are NASA and the U.S. intelligence community. The merger was closed as of November 5, 2001.

Under the terms of the Plan, the shareholders representing all of the outstanding equity of Analex (the “Sellers”) exchanged their Analex equity on a pro rata basis for approximately $6,500,000 in a combination of cash and the satisfaction of certain liabilities of Analex as well as 3,572,143 shares of the Company’s Common Stock, par value $0.02 per share (“Common Stock”). Of these shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. Approximately 1,700,000 of the 3,572,143 shares of the Common Stock issued to the Sellers and $600,000 of the Sellers’ proceeds are subject to various escrow and indemnification agreements to ensure Sellers’ compliance with various representation and warranties.

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

To finance the acquisition, the Company negotiated a new senior credit facility with Bank of America, N.A. in the amount of $7,500,000 (the “Credit Agreement”), comprised of (i) a five-year $3,500,000 term loan (the “Term Loan”) and (ii) a $4,000,000 revolving credit facility through November 2, 2006 (the “Credit Facility”). The principal amount of the Term Loan is amortized in sixty monthly installments of $58,333. Interest on each of the facilities is at the LIBOR rate plus an applicable margin as specified in the Credit Agreement. The Company has entered into an interest rate swap agreement for $2,950,000 of this debt, and interest rate payments will be fixed beginning in January 2002. The Company is subject to certain financial covenants pursuant to the Credit Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company and its subsidiaries. In addition, Bank of America has required the Company to obtain personal guarantees in the amount of $2,000,000, which the Company has procured from two individuals (one of whom is a director of the Company) in exchange for an annual fee and the issuance of warrants to purchase the Company’s Common Stock at an exercise price of $0.02 per share with the number of warrants to be based on the duration of the guarantees and a formula related to valuing the Company.

In addition, the Company issued 3,961,060 shares of Common Stock for aggregate consideration of approximately $3,868,000 through a private placement pursuant to Regulation D under the Securities Act of 1933 consisting of (i) the Company’s Common Stock at a price of $1.14 per share to purchasers who purchased less than $500,000 worth thereof or (ii) units consisting of Hadron Common Stock and warrants to purchase 0.2061 shares of Hadron Common Stock at an exercise price of $0.02 per share for each share purchased at a price of $1.14 per unit for purchasers who purchased $500,000 or more of the Company’s equity. Two of such purchasers are directors or affiliates of a director. All of these proceeds were directed to financing the acquisition of Analex.

On November 2, 2001, to assist in financing the acquisition, Dr. C.W. Gilluly, one of the Company’s directors, and J. Richard Knop, President of the Company’s investment banking firm, Windsor Group, exercised warrants and/or stock options to purchase an aggregate of 247,888 shares of Common Stock, resulting in proceeds of approximately $200,000.

General Information

The Company provides engineering, information technology, medical research and technical services to federal government agencies or major defense contractors. In general, the industry in which the Company operates includes a large number of competitors of varying sizes. Competition within the information technology and government contracting arenas is intense. Selection is based primarily on a combination of the price of services and evaluation of technical capability, as well as past performance, quality of service and responsiveness to client requirements.

The Company maintains a primary commitment to its direct and indirect government clients, while intensifying its business development efforts targeted towards additional government clients. The Company is continuing efforts to diversify its client base.

Direct and indirect contracts with government defense and intelligence agencies comprise the majority of the Company’s business base, and competition for government-funded projects continues to exert pressure on profit margins. However, the Company’s management continues its program of cost containment, primarily in the areas of indirect labor costs, overhead and general and administrative expenses, and therefore believes the Company is well positioned and competitive in its marketplace.

The revenues of the Homeland Security Group accounted for 57%, 79%, 98%, 96%, and 97% of the total revenues for 2001, the six-month periods ended December 31, 2000 and 1999 and the fiscal years 2000 and 1999, respectively. On a full-year pro-forma basis, the Homeland Security Group accounted for approximately 26% of the total 2001 revenues (see “Recent Developments”).

The revenues of ABS accounted for 22%, 21% and 3% of the total revenues for 2001, the six-month period ended December 31, 2000 and the fiscal year

2000. On a full-year pro-forma basis, ABS accounted for approximately 10% of the total 2001 revenues (see “Recent Developments”).

The revenues of the Aerospace Group, which became part of Hadron as a result of the Analex acquisition, accounted for 21% of the total revenues for 2001, respectively. On a full-year pro-forma basis, the Aerospace Group accounted for approximately 64% of the total 2001 revenues (see “Recent Developments”).

The Company’s funded backlog of orders believed to be firm as of December 31, 2001 and realizable during 2002 approximated $32 million. As of December 31, 2000, before the acquisition of Analex, the Company had approximately $15 million in firm backlog orders. Included in the firm backlog approximation are estimates of amounts the Company anticipates receiving under government contracts, some of which are indefinite delivery, indefinite quantity contracts, under which services are provided as ordered by the government. Not included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

As of December 31, 2001, the Company (including its subsidiaries) employed approximately 450 people. The Company’s employees are not members of any union, and employee relations are believed by management to be generally good.

Raw materials, patents, licenses, trademarks, franchises and concessions are not materially important to the conduct of the Company’s business and the Company’s business is not seasonal.

Government Procurement

The principal customer for the Company’s services is the United States government. The Company’s sales to the U.S. government and its prime contractors represented approximately 99% of total net sales during the Company’s twelve months ended December 31, 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal years 2000 and 1999, and are expected to continue to account for a substantial portion of the Company’s revenues for the foreseeable future. On a full-year pro-forma basis, government revenues also accounted for 99% of the total 2001 revenues (see “Recent Developments”).

The principal U.S. government customer is the DoD, which, directly or through its prime contractors, accounted for approximately 64%, 70%, 76%, 92% and 88% of the Company’s revenues in the twelve months ended December 31, 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal years 2000 and 1999, respectively. On a full-year pro-forma basis, DoD revenues accounted for 43% of the total 2001 revenues (see “Recent Developments”).

The Company’s DoD government business from Northrop Grumman constituted approximately 26% of the total 2001 revenues of the Company, but only 12% on the 2001 full-year pro-forma basis (see “Recent Developments”).

The Company’s contracts with the U.S. government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of fixed quantity of services or products. Reductions in U.S. government defense spending could adversely affect the Company’s operating results. While the Company is not aware of present or anticipated reductions in U.S. government spending on specific programs or contracts, there can be no assurance that such reductions will not occur or that decreases in U.S. government defense spending in general will not have an adverse effect on the Company’s revenues in the future. Contracts with the U.S. government are subject to audit by the Defense Contract Audit Agency (“DCAA”).

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

The preponderance of the Company’s technical and professional services business with the DoD and other governmental agencies is obtained through competitive procurement and through follow-on services related to existing business. In certain instances, however, the Company acquires such service contracts because of special professional competency or proprietary knowledge in specific subject areas.

The Company derives no revenues from foreign operations.

Item 2.    Properties

The Company owns no real estate. As of December 31, 2001, the Company leased a total of 68,373 square feet of office space. These leases expire between February 2002 and September 2006. (See Note 11 of the Notes to Consolidated Financial Statements.)

Item 3.    Legal Proceedings

No material legal proceedings are currently pending.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock is traded on the National Association of Securities Dealers’ (“NASD”) Electronic OTC Bulletin Board, under the symbol HDRN. The Company has no other class of common stock.

The range of high and low bid quotations for the Common Stock, as reported by the National Quotation Bureau, for each quarterly period during 2001, the six-month period ended December 31, 2000 and fiscal year 2000 is shown below:

Year Ended December 31, 2001	High	Low
First Quarter
(1/1 to 3/31/01)	1.44	81
Second Quarter
(4/1 to 06/30/01)	1.40	1.00
Third Quarter
(7/1 to 09/30/01)	2.50	1.06
Fourth Quarter
(10/1 to 12/31/01)	4.55	1.40

Period Ended December 31, 2000	High	Low
First Quarter
(7/1 to 9/30/00)	1.06	.63
Second Quarter
(10/1 to 12/31/00)	1.56	.75

Fiscal Year Ended June 30, 2000	High	Low
First Quarter
(7/1 to 9/30/99)	1.28	.63
Second Quarter
(10/1 to 12/31/99)	.75	.50
Third Quarter
(1/1 to 3/31/00)	2.00	.47
Fourth Quarter
(4/1 to 6/30/00)	1.56	.75

As of March 13, 2002, there were approximately 2,101 shareholders of record of the Company’s Common Stock. No cash dividends were paid during 2001 and past two fiscal years, and none are expected to be declared during 2002.

Item 6.    Selected Financial Data

	Year Ended 12/31/01	Six Months Ended 12/31/00	Unaudited Six Months Ended 12/31/99	Fiscal Year 6/30/00	Fiscal Year 6/30/99	Fiscal Year 6/30/98	Fiscal Year 6/30/97
	(In thousands of dollars, except per share amounts)
Total Revenues (1)	$21,936	$8,943	$10,267	$19,901	$20,333	$21,134	$16,988
Operating Income (Loss)	454	190	(481)	(421)	63	888	128
Interest Expense, net of Interest income	217	112	167	324	78	56	84
Income (Loss) Before income taxes	216	85	(631)	(724)	48	819	57
Net Income (Loss) (1)	196	85	(631)	(745)	34	761	13
Income (Loss) per share
Basic	.03	.01	(.24)	(.23)	.02	.45	.01
Diluted	.02	.01	(.24)	(.23)	.01	.26	.01
At Period End:
Total Assets	26,400	5,784	6,127	5,951	6,690	3,507	2,712
Long-term Liabilities	5,839	412	1,040	702	2,160	53	169
Working Capital (Deficit)	73	266	(1,454)	(13)	(67)	(186)	(906)
Shareholders’ Equity (Deficit)	11,175	2,002	(80)	1,535	456	22	(811)

(1)	See Item 7 “Management’s Discussion and Analysis” for an explanation of events that materially affect comparability.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements about the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes the following critical accounting policies affect significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue

The Company uses the percentage of completion method to recognize revenues and costs on all contracts. Under this method of accounting, the Company expenses all contract costs as they are incurred and simultaneously recognizes an estimate of the revenues related to those costs. Contract costs include direct labor, direct materials, subcontract costs, as well as an allocated share of overhead and general and administrative costs. The Company uses different techniques for estimating and recording revenues depending on the type of contract. Revenues may differ from recorded estimates due to various factors, including favorable or unfavorable performance in comparison to estimated contract costs, unanticipated conditions, the resolution of contract claims or disputes and audits by government audit agencies. Revisions to costs and revenues recorded are recognized in the period in which the revisions occur. Revenues on cost-plus contracts are recorded as the sum of allowable costs incurred to date plus estimated earned fees, which are recognized based on the percentage that costs incurred bears to total estimated costs. Some of the fees on cost-plus contracts may be awarded or adjusted in accordance with performance incentive provisions. These incentive-fee awards or adjustments are included in revenues at the time they can be reasonably estimated. Revenues on fixed-price contracts are recorded based on the percentage of costs incurred to date compared to total estimated costs. Revenues on time and materials contracts are recorded based upon the agreed prices per direct labor hour expended plus the cost of direct materials and subcontract costs incurred. In the normal course of business, the Company may be party to claims and disputes resulting from modifications and change orders and other contract matters. Claims for additional contract compensation are recognized when realization is probable and estimable.

Long-Lived Assets

In assessing the recoverability of long-lived assets, including goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the Company’s related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Contingencies

From time to time, the Company is subject to proceedings, lawsuits and other claims related to labor and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required, if any, may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

Results of Operations

Comparison of Year Ended December 31, 2001 to the Unaudited Twelve Months Ended December 31, 2000

Revenues for the twelve months ended December 31, 2001 were approximately $21,936,000, an 18% increase from the twelve-month period ended December 31, 2000. This increase is primarily due to the addition of two months of revenues, totaling $4,658,000, generated by the Aerospace Group, formerly Analex Corporation, acquired in November 2001 (see “Recent Developments”), coupled with the increased revenues of ABS, partially offset by decreased revenues of the Homeland Security Group.

Costs of revenue for the twelve months ended December 31, 2001 were approximately $18,158,000, an increase of approximately 18% from the same period of the prior year. The increase is primarily due to the costs of revenue of the Aerospace Group, coupled with increased ABS costs, partially offset by decreased costs of the Homeland Security Group. Costs of revenue as a percentage of revenues were approximately 83% for the twelve months ended December 31, 2001 and 2000.

Selling, general and administrative expenses totaled approximately $3,324,000 for the twelve months ended December 31, 2001, compared with approximately $2,908,000 for the twelve months ended December 31, 2000. The $416,000, or 14% increase is primarily due to the addition of the Aerospace Group’s costs and the costs associated with the acquisition.

The Company had operating income of approximately $454,000 for the twelve months ended December 31, 2001, compared to operating income of approximately $250,000 for the twelve month period ended December 31, 2000. This $204,000 increase is primarily attributable to the profitability of the Aerospace Group partially offset by the Company’s acquisition costs.

Net income was approximately $196,000 for the twelve months ended December 31, 2001, compared to a net loss of approximately $29,000 for the twelve months ended December 31, 2000. The $225,000 increase resulted primarily from the $350,000 net income produced by the Aerospace Group, coupled with the $186,000 net income of ABS, partially offset by the $10,000 net loss of the Homeland Security Group and increased costs associated with the Analex acquisition.

Results of Operations

Comparison of Six Month Period Ended December 31, 2000 to the Unaudited Six Month Period Ended December 31, 1999

Revenues for the six months ended December 31, 2000 were approximately $8,943,000, a 13% decrease from the period ended December 31, 1999. This decrease is primarily due to the loss of billable personnel resulting from the hiring of certain of the Company’s technical employees by the Homeland Security Group’s major client, Johns Hopkins University’s Applied Physics Laboratory (“APL”), partially offset by additional revenue produced by ABS. The Company’s billable staff dedicated to the APL contracts decreased 83% between December 31, 1999 and December 31, 2000.

Costs of revenue for the six months ended December 31, 2000 were approximately $7,601,000, a decrease of approximately 13% from the same period of the prior year. The decrease is primarily due to the lowered personnel costs of the Homeland Security Group partially offset by costs associated with the increased ABS revenues. Costs of revenue as a percentage of revenues were approximately 85% for the six-month periods ended December 31, 2000 and 1999, respectively.

Selling, general and administrative expenses totaled approximately $1,153,000 for the six months ended December 31, 2000, compared with approximately $1,995,000 for the same period of the prior year. The $842,000, or 42%, decrease is primarily due to the Company’s aggressive cost reduction and containment program.

The Company had operating income of $190,000 for the six months ended December 31, 2000, compared to an operating loss of $481,000 for the period ended December 31, 1999. This $671,000 increase is primarily attributable to the Company’s aggressive cost reductions coupled with increases in the productivity of the Company’s billable staff.

Net income was $85,000 for the six months ended December 31, 2000, compared to a net loss of approximately $631,000 for the same period of the prior year. The $716,000 increase resulted from the same factors mentioned above.

Results of Operations

Comparison of Fiscal Year 2000 to Fiscal Year 1999

Revenues for the fiscal year ended June 30, 2000 were approximately $19,901,000, a 2% decrease from the prior fiscal year. This decrease is due to the loss of billable personnel resulting from the hiring of certain of the Company’s technical employees by the Homeland Security Group’s major client, APL, and the difficulties retaining and recruiting new technical employees at another Homeland Security Group’s major client, Northrop Grumman, partially offset by additional revenue produced by ABS.

Costs of revenue for the fiscal year ended June 30, 2000 were approximately $16,572,000, a decrease of approximately 7% from the prior fiscal year. The decrease is due primarily to the lowered personnel costs of the Homeland Security Group. Costs of revenue as a percentage of revenues were approximately 83% and 87% for the fiscal years ended June 30, 2000 and 1999, respectively. This 4% decrease is primarily due to increases in direct personnel of ABS, coupled with decreased company-wide indirect personnel.

Selling, general and administrative expenses totaled approximately $3,750,000 for the fiscal year ended June 30, 2000, compared with approximately $2,535,000 for the prior fiscal year. The increase is primarily due to the Company’s addition of key administrative personnel of ABS and the Homeland Security Group, totaling $362,000 and $364,000, respectively, along with the amortization of goodwill of approximately $344,000 associated with the purchase of Avenue Technologies, Inc. (“ATI”). The Company embarked on an aggressive cost reduction and containment program in the second half of fiscal year 2000 evidenced by a 26% decrease in general and administrative expenses between the first and fourth quarters of fiscal year 2000.

The Company had an operating loss of $421,000 in the fiscal year ended June 30, 2000, compared to operating income of $63,000 in the prior fiscal year. This $484,000 decrease is primarily due to the loss of billable personnel resulting from the hiring of certain of the Company’s technical employees by the Homeland Security Group’s major client, APL, and the difficulties retaining and recruiting new technical employees at Homeland Security Group’s client, Northrop Grumman, coupled with the addition of key administrative personnel hired to develop the Company’s initiatives in the areas of biological weapons defense and counterterrorism. In addition, the Company amortized the goodwill associated with the purchase of ATI. The Company’s net billable headcount at APL and Northrop Grumman decreased by 30 and 36, or 59% and 42%, respectively, during the fiscal year ended June 30, 2000 as compared with the prior year. The loss of billable personnel at APL is expected to continue as a result of the removal of hiring ceilings at APL.

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

Capital Resources and Liquidity

The working capital at December 31, 2001 decreased by approximately $192,000 from December 31, 2000, primarily due to the Company’s purchase of Analex (see “Recent Developments”). While the Company paid off its previous bank obligations with United Bank, it added increased line of credit and term note facilities at Bank of America, issued promissory notes and non-competition agreements and inherited an extended payout settlement, as further discussed below.

These increases in debt were partially offset by Analex’ two month net income of approximately $350,000. On an adjusted full-year pro-forma basis, the net income of Analex was approximately $1,458,000 for 2001, which would have resulted in a company-wide increase to working capital of over $1,266,000.

In the three months ended December 31, 2001, the Company recorded net income of $48,000 and EBITDA, as defined below, of $359,000, after add-backs for interest of $120,000, taxes of $20,000, depreciation of $45,000 and goodwill amortization of $126,000.

In the twelve months ended December 31, 2001, the Company recorded net income of $196,000 and EBITDA of $957,000, after add-backs for interest of $217,000, taxes of $20,000, depreciation of $146,000 and goodwill amortization of $378,000.

On an adjusted full-year pro-forma basis for 2001, the Company recorded net income of $910,000 and EBITDA of $2,346,000, after add-backs for interest of $823,000, depreciation of $235,000 and goodwill amortization of $378,000.

The Company believes that with anticipated increased earnings in the upcoming years, it will be able to sufficiently pay down its debt obligations.

EBITDA consists of earnings before interest expense, interest and other income, income taxes, deferred compensation, and depreciation and amortization. EBITDA does not represent funds available for the Company’s discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the U.S. EBITDA excludes components that are significant in understanding and assessing the Company’s results of operations and cash flows. In addition, EBITDA is considered to be relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties.

Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of the Company’s operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to the Company’s ability to meet future debt service, capital expenditure and working capital requirements.

Net cash used in operating activities was $435,000 during the twelve months ended December 31, 2001. Net cash used in operating activities in the twelve months ended December 31, 2001 was primarily the result of changes in working capital, partially offset by operating income.

Net cash used for investing activities during the twelve months ended December 31, 2001 was $6,254,000. Net cash used for investing activities in this period was for fixed asset purchases of $86,000 and the cash portion of the Analex acquisition of $6,168,000.

On November 2, 2001, to finance the acquisition of Analex, the Company entered into the Credit Agreement which provides the Company with a $4,000,000 Credit Facility through November 2, 2006 and a five-year $3,500,000 Term Loan. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company. The Company was required by Bank of America to obtain personal guarantees in the amount of $2,000,000, which the Company procured from two individuals, the Company’s Board member Gerald R. McNichols and the Company’s Investment Banker J. Richard Knop. The compensation during the period of guaranty is in the form of cash and warrants.

In addition, the Company issued 3,961,060 shares of Common Stock for aggregate consideration of approximately $3,868,000 through a private placement pursuant to Regulation D under the Securities Act of 1933 consisting of (i) the Company’s Common Stock at a price of $1.14 per share to purchasers who purchased less than $500,000 worth thereof or (ii) units consisting of Hadron Common Stock and warrants to purchase 0.2061 shares of Hadron Common Stock at an exercise price of $0.02 per share for each share purchased at a price of $1.14 per unit for purchasers who purchased $500,000 or more of the Company’s equity. Two of such purchasers are directors or affiliates of a director. All of these proceeds were directed to financing the acquisition of Analex.

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling $773,000 with a five-year term, bearing interest at 6%. The Company also entered into non-competition agreements with these Sellers for total payments of $540,000 over a three-year period. In addition, the Company entered into non-competition agreements with former employees totaling $352,000, on a discounted basis, payable over various periods.

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006.

On November 2, 2001, to assist in financing the acquisition, Dr. C.W. Gilluly, one of the Company’s directors, and J. Richard Knop, President of the Company’s investment banking firm, Windsor Group, exercised warrants and/or stock options to purchase an aggregate of 247,888 shares of common stock, resulting in proceeds of approximately $200,000.

Contractual Obligations

The Company has contractual obligations to pay long-term debt, leases and other non-cancelable obligations. The following table aggregates the amounts of these obligations as of December 31, 2001:

Year	Long-term debt(1)	Operating Leases	Non-compete Agreements	Total
2002	$1,276,600	$1,022,600	$261,900	$2,561,100
2003	1,107,500	614,500	261,900	1,983,900
2004	1,122,800	590,700	261,900	1,975,400
2005	1,141,800	408,300	81,900	1,632,000
2006	1,015,500	48,300	10,900	1,074,700

Total contractual obligations	$5,664,200	$2,684,400	$878,500	$9,227,100

(1)	Does not include line of credit.

Payments for long-term debt do not include interest payments. Lease commitments could require higher payments than shown in the table due to escalation provisions that are tied to various measures of inflation. The lease commitments reflect only existing commitments and do not include future requirements necessary to replace existing leases. In addition to the contractual obligations included above, the Company also has routine purchase order commitments for materials and supplies that are entered into in the normal course of business and are not in excess of current requirements. Also, pursuant to the purchase of Analex, the Company has guaranteed a minimum sales price ranging from $1.60 to $2.20 per share for 857,143 shares issued to the sellers, for various periods through 2006.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill will no longer be amortized starting in 2002 but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company applied these new rules to the Analex acquisition and will fully implement the new standards in 2002. If SFAS No. 142 had been adopted at the beginning of 2001, the absence of goodwill amortization would have increased 2001 income before taxes by approximately $337,000.

Income Taxes

The provision for income taxes has been limited to state taxes and the liability for alternative minimum tax as the majority of income for federal and state tax purposes has been offset by carrying forward net operating losses.

Management Changes

On January 16, 2001, Sterling E. Phillips, Jr. was appointed to the positions of President and Chief Executive Officer of the Company. Mr. Phillips was also elected to fill an existing vacancy and serve as a member of the Company’s Board of Directors. In connection with his appointments, Mr. Phillips purchased 66,667 shares of Common Stock for $0.75 per share. In addition, Mr. Phillips was awarded a five-year, non-qualified stock option to purchase 875,725 shares of Common Stock at the exercise price equal to 100% of the fair market value of the Common Stock on the grant date, exercisable in one-third increments over a two-year period. Pursuant to his employment agreement, Mr. Phillips has an initial base salary of $175,000 and is eligible for an annual bonus of up to $125,000 upon the successful completion of annual milestones as agreed upon by Mr. Phillips and the Board of Directors.

Jon M. Stout resigned as President and Chief Executive Officer of the Company effective January 16, 2001 and was appointed to the position of Chairman. Dr. C.W. Gilluly resigned as Chairman effective January 16, 2001 but continues to provide consulting services and serve as a member of the Company’s Board of Directors.

In 2001, the Company filled other executive positions. In April 2001, the Company appointed two individuals to its business development and marketing functions. In November 2001, it filled its Chief Financial Officer position and, with its acquisition of Analex, inherited management expertise in the aerospace segment of homeland security. In addition, the Company added two new board members, who have extensive business and finance expertise.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

Market Risks and Hedging Activities

The Company’s outstanding bank debt bears interest at variable interest rates tied to LIBOR. The use of variable-rate debt to finance operations and capital improvements exposes the Company to variability in interest payments due to changes in interest rates. The Company uses an interest rate swap to reduce the interest rate exposure on these variable rate obligations. The Company does not hold any derivatives for trading or speculative purposes.

The Company’s $3.5 million term loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. The Company has entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR is swapped into a fixed rate obligation at 4.25% beginning in January 2002. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in accounts payable and other liabilities with a corresponding adjustment to either accumulated other comprehensive income/(loss) or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income/(loss). Over time, the unrealized gains/losses held in accumulated other comprehensive income/(loss) will be recognized in earnings consistent with when the hedged items are recognized in earnings.

Under the interest rate swap, the Company pays the bank at a fixed rate and receives variable interest at a rate approximating the variable rate of the Company’s debt, thereby creating the equivalent of a fixed rate obligation. The following table summarizes the financial terms of the Company’s interest rate swap that begins January 1, 2002:

Notional Value	Variable Rate Received	Fixed Rate Paid	Effective Date	Expiration Date
$2,950,000	LIBOR	4.25%	1/1/02	12/1/04

The Company is exposed to market risks related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $51,000.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is set forth under Item 14(a), which information is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions

The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted in reliance on General Instruction G(3) to Form 10-K and are incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statements

Report of Independent Auditors	F-1
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-2
Consolidated Statements of Operations for the year ended December 31, 2001, the six-month period ended December 31, 2000, the unaudited six-month period ended December 31, 1999, and the fiscal years ended June 30, 2000 and 1999

F-4
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2001, the six-month period ended December 31, 2000, and the fiscal years ended June 30, 2000 and 1999	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2001, the six-month period ended December 31, 2000, the unaudited six-month period ended December 31, 1999, and the fiscal years ended June 30, 2000 and 1999

F-6
Notes to Consolidated Financial Statements	F-7

(a)  (2)  Financial Statement Schedules

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a) (3) Exhibits

Exhibit No.

2.1
Stock Purchase Agreement dated as of December 18, 1998 among Jeannine Mantz, Hadron, Inc., and Vail Research and Technology Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed January 4, 1999).

2.2
Stock Purchase Agreement dated as of May 12, 1999 among Hadron, Inc., Avenue Technologies, Inc. and Six Nations, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 1999).

Exhibit No.

2.3
Agreement and Plan of Merger by and among Analex Corporation, certain Sellers, Analex Corporation Employee Stock Ownership Plan and Trust, Hadron, Inc. and Hadron Acquisition Corp., as of October 31, 2001 (portions omitted pursuant for an application for confidential treatment).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. T-77699, filed May 21, 1982).

3.2
Certificate of Amendment of Certificate of Incorporation of Hadron, Inc. dated August 12, 1993 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

3.3	Amended and Restated Bylaws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

10.1	Hadron, Inc. 1994 Employee Stock Option Plan, As Amended (incorporated by reference to the Company’s Proxy Statement dated October 28, 1994).

10.2	Hadron, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement dated October 28,1997).

10.3	Investment Banking Agreement dated January 7, 1999 between Hadron, Inc. and Boles Knop & Company, L.L.C. (incorporated by reference to the Company’s Current Report on Form 8-K filed January 28, 1999).

10.4
Amended Stock Purchase Warrant issued to C.W. Gilluly and dated June 2, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999).

10.5
Note Agreement between C.W. Gilluly and Hadron, Inc. dated February 15, 2000 (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 and filed with the Commission on May 15, 2000).

10.6
Stock Purchase Warrant for the purchase of 430,000 shares of common stock issued to C.W. Gilluly by the Company dated February 15, 2000 (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 and filed with the Commission on May 15, 2000).

10.7	Securities Purchase Agreement with Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust, J. Richard Knop and John D. Sanders and

Exhibit No.

C.W. Gilluly dated March 30, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed April 14, 2000).

10.8	First Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company’s Form S-8 filed with the Commission on February 7, 2000).

10.9	First Amendment to the Hadron, Inc. 1994 Stock Option Plan, dated as of September 17, 1997 (incorporated by reference to the Company’s Form S-8 filed with the Commission on February 7, 2000).

10.10	Warrant issued to Jon M. Stout to purchase up to 235,161 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.11	Warrant issued to Patricia W. Stout to purchase up to 230,769 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.12	Warrant issued to Stout Dynastic Trust up to 1,015,380 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.13	Warrant issued to J. Richard Knop to purchase up to 462,690 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.14	Warrant issued to John D. Sanders to purchase up to 81,000 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.15
Voting Agreement among certain holders of the common stock of Hadron, Inc., C.W. Gilluly and Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust and J. Richard Knop dated March 30, 2000 (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000).

10.16
Severance Agreement between the Company and Donald Kellmel dated May 23, 2000 (incorporated by reference to the Form 10-K for the transition period ended December 31, 2000 and filed with the Comission on May 11, 2001).

10.17
Agreement between Dr. C.W. Gilluly and the Company dated July 1, 2000, relating to consulting services (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed with the Commission on September 28, 2000).

10.18
Consulting Agreement between S.A. Gordon Enterprises, Inc. and the Company dated August 14, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed with the Commission on September 28, 2000.

Exhibit No.

10.19	Hadron, Inc. 2000 Employee Stock Option Plan (incorporated by reference to the Company’s Proxy Statement dated October 30, 2000).

10.20	Second Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company’s Form S-8 filed with the Commission on May 8, 2001).

10.21
Form of Amendment to Consulting Agreement between C.W. Gilluly and the Company dated January 16, 2001 (incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission onAugust 14, 2001).

10.22
Form of Amendment to Employment Agreement between Jon M. Stout and the Company dated January 16, 2001(incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001).

10.23
Form of Employment Agreement between the Company and Sterling E.Phillips, Jr. dated January 16, 2001 (incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001).

10.24	Promissory Note between Peter C. Belford, Sr. and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation.

10.25	Promissory Note between Lese Ann Kodger and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation.

10.26	Promissory Note between Alex Patterson and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation.

10.27	Employment Agreement of Peter C. Belford, Sr. dated November 5, 2001 (portions omitted pursuant to an application for confidential treatment).

10.28	Credit Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (portions omitted pursuant to an application for confidential treatment).

10.29	Security Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001.

10.30	Pledge Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001.

Exhibit No.

10.31	Hadron, Inc. Term Loan Note between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001.

10.32	Hadron, Inc. Revolving Credit Facility Note between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001.

10.33
Form of Securities Purchase Agreement between Hadron, Inc., Gerald McNichols, Michael Besche, VBB Trust, S Co., LLC, RSSJ Associates, LLC, Norman Dreyfuss, Deepak Chopra, George Tonn and Frank Derwin dated November 2, 2001.

10.34	Form of Warrant to Purchase Shares of Common Stock of Hadron, Inc. issued in connection with Securities Purchase Agreement dated November 2, 2001.

10.35	Warrant to Purchase Shares of Common Stock issued to J. Richard Knop in Guarantee of Bank of America Loan dated November 2, 2001.

10.36	Warrant to Purchase Shares of Common Stock issued to Gerald McNichols in Guarantee of Bank of American Loan dated November 2, 2001.

10.37
Continuing and Unconditional Guaranty between Bank of America, N.A. and Subsidiaries (Advanced Biosystems, Inc.; Avenue Technologies, Inc.; Engineering and Information Services, Inc.; Sycom Services, Inc.; Vail Research and Technology Corporation; and Hadron Acquisition Corp.) dated November 2, 2001.

21	Subsidiaries of the Company.

23	Consent of Independent Auditors.

(b)  Reports on Form 8-K

On November 5, 2001, the Company filed a report on Form 8-K disclosing that it had entered into an Agreement and Plan of Merger dated as of October 31, 2001 with Analex Corporation and its equity holders pursuant to which Analex Corporation would be merged with and into a wholly-owned subsidiary of Hadron.

On January 4, 2002, the Company filed a report on Form 8-K/A amending its Current Report on Form 8-K dated November 5, 2001 by the addition of required financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2002		HADRON, INC.

By:	/s/ STERLING E. PHILLIPS, JR.	By:	/s/ RONALD B. ALEXANDER
	Sterling E. Phillips, Jr. Chief Executive Officer and President (Principal Executive Officer)		Ronald B. Alexander Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER C. BELFORD, SR. Peter C. Belford, Sr.	Director	March 26, 2002

/S/ C.W. GILLULY C.W. Gilluly	Director	March 26, 2002

/S/ GERALD R. MCNICHOLS Gerald R. McNichols	Director	March 26, 2002

/S/ STERLING E. PHILLIPS, JR. Sterling E. Phillips, Jr.	Director	March 26, 2002

/S/ JOHN D. SANDERS John D. Sanders	Director	March 26, 2002

/S/ JON M. STOUT Jon M. Stout	Chairman	March 26, 2002

/S/ SHAWNA L. STOUT Shawna L. Stout	Director	March 26, 2002

/S/ GERALD R. YOUNG Gerald R. Young	Director	March 26, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Hadron, Inc.

We have audited the accompanying consolidated balance sheets of Hadron, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2001, the six-month transition period ended December 31, 2000 and for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hadron, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, the six-month transition period ended December 31, 2000 and for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 141 and 142 for acquisitions subsequent to July 1, 2001.

/s/	ERNST & YOUNG LLP

McLean, Virginia
March 1, 2002

HADRON, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$83,100	$234,900
Accounts receivable, net	9,152,800	3,237,300
Prepaid expenses and other	223,300	163,800

Total current assets	9,459,200	3,636,000

Fixed assets, net	260,600	284,800
Goodwill and other intangibles, net	16,488,600	1,809,600
Deferred finance costs	72,500	—
Other	119,400	53,500

Total other assets	16,941,100	2,147,900

Total assets	$26,400,300	$5,783,900

See Notes to Consolidated Financial Statements

HADRON, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	December 31,
	2001	2000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,371,400	$529,500
Note payable—line of credit	1,696,500	907,100
Notes payable	1,538,500	600,000
Other current liabilities	4,779,400	1,333,700

Total current liabilities	9,385,800	3,370,300

Notes payable	5,004,200	351,700
Other	835,200	60,000

Total long-term liabilities	5,839,400	411,700

Commitments and contingencies
Total liabilities	15,225,200	3,782,000

Shareholders’ equity:
Common stock $.02 par; authorized 20,000,000 shares; issued and outstanding—December 31, 2001, 14,375,975 shares and December 31, 2000, 6,450,913 shares	287,500	129,000
Additional capital	20,726,300	11,885,300
Deferred compensation	(22,300)	—
Accumulated deficit	(9,816,400)	(10,012,400)

Total shareholders’ equity	11,175,100	2,001,900

Total liabilities and shareholders’ equity	$26,400,300	$5,783,900

See Notes to Consolidated Financial Statements

HADRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001, THE SIX MONTH PERIOD ENDED
DECEMBER 31, 2000, THE SIX MONTH UNAUDITED PERIOD ENDED DECEMBER 31, 1999,
AND THE FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

	Year Ended December 31, 2001	Six Month Period Ended December 31, 2000	Six Months Ended December 31, 1999 (Unaudited)	Fiscal Year Ended June 30, 2000	Fiscal Year Ended June 30, 1999
Revenues	$21,936,000	$8,943,400	$10,267,300	$19,901,300	$20,333,200
Operating costs and expenses:
Costs of revenue	18,157,800	7,600,700	8,753,200	16,572,200	17,734,800
Selling, general and administrative	3,324,200	1,153,000	1,995,200	3,749,900	2,535,400

Total operating costs and expenses	21,482,000	8,753,700	10,748,400	20,322,100	20,270,200

Operating income (loss)	454,000	189,700	(481,100)	(420,800)	63,000

Other income (expense):
Interest income	8,600	—	600	8,100	2,600
Interest expense	(225,200)	(112,000)	(167,100)	(332,600)	(80,800)
Other income (expense)	(21,800)	7,100	16,600	21,800	63,500

Total other expense	(238,400)	(104,900)	(149,900)	(302,700)	(14,700)

Income (loss) before income taxes	215,600	84,800	(631,000)	(723,500)	48,300
Provision for income taxes	19,600	—	—	21,300	13,900

Net income (loss)	$196,000	$84,800	$(631,000)	$(744,800)	$34,400

Net income (loss) per share:
Basic	$0.03	$0.01	$(0.24)	$(.23)	$0.02

Diluted	$0.02	$0.01	$(0.24)	$(.23)	$0.01

Weighted average number of shares:
Basic	7,721,779	6,153,914	2,599,915	3,276,269	1,794,775

Diluted	9,588,029	7,118,895	2,599,915	3,276,269	2,579,439

See Notes to Consolidated Financial Statements

HADRON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2001,
THE SIX MONTH PERIOD ENDED DECEMBER 31, 2000
AND THE FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

	Common Stock		Additional Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance—June 30, 1998	1,731,956	$34,700	$9,374,100	$—	$(9,386,800)	$22,000
Shares issued for services	75,000	1,500	73,500			75,000
Shares purchased pursuant to the Employee Stock Purchase Plan	75,896	1,400	99,200			100,600
Exercise of warrants	400,000	8,000	92,000			100,000
Shares issued upon conversion of debt	200,000	4,000	116,000			120,000
Exercise of options	4,666	100	3,500			3,600
Net income					34,400	34,400

Balance—June 30, 1999	2,487,518	49,700	9,758,300	—	(9,352,400)	455,600
Shares purchased pursuant to the Employee Stock Purchase Plan	118,722	2,400	48,000			50,400
Exercise of warrants	220,000	4,400	50,600			55,000
Exercise of options	78,166	1,600	27,000			28,600
Shares issued upon conversion of debt	676,933	13,500	842,100			855,600
Shares issued pursuant to sale of common stock	2,250,000	45,000	790,000			835,000
Net loss					(744,800)	(744,800)

Balance—June 30, 2000	5,831,339	116,600	11,516,000	—	(10,097,200)	1,535,400
Shares purchased pursuant to the Employee Stock Purchase Plan	19,180	400	13,900			14,300
Exercise of warrants	462,894	9,300	324,000			333,300
Exercise of options	62,500	1,200	25,300			26,500
Shares issued pursuant to sale of common stock	75,000	1,500	6,100			7,600
Net income					84,800	84,800

Balance—December 31, 2000	6,450,913	129,000	11,885,300	—	(10,012,400)	2,001,900
Shares issued pursuant to sale of common stock	4,027,727	80,600	3,837,000			3,917,600
Shares and warrants issued pursuant to acquisition of Analex	3,572,143	71,400	4,687,200			4,758,600
Deferred stock compensation			38,800	(38,800)		—
Amortizaton of deferred stock compensation				16,500		16,500
Shares purchased pursuant to the Employee Stock Purchase Plan	39,964	800	40,400			41,200
Exercise of options and warrants	285,228	5,700	237,600			243,300
Net income					196,000	196,000

	14,375,975	$287,500	$20,726,300	$(22,300)	$(9,816,400)	$11,175,100

See Notes to Consolidated Financial Statements

HADRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001, THE SIX MONTH PERIOD
ENDED DECEMBER 31, 2000, THE SIX MONTH UNAUDITED PERIOD ENDED
DECEMBER 31, 1999 AND THE FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

	Year Ended December 31, 2001	Six Month Period Ended December 31, 2000	Six Month Period Ended December 31, 1999 (unaudited)	Fiscal Year Ended June 30, 2000	Fiscal Year Ended June 30, 1999
Cash flows from operating activities:
Net income (loss)	$196,000	$84,800	$(631,000)	$(744,800)	$34,400

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	146,200	67,500	36,700	113,300	56,200
Goodwill amortization	378,000	162,000	172,000	344,000	41,000
Deferred finance costs	37,500	—	—	—	—
Stock compensation expense	16,500	—	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(940,700)	217,200	141,400	41,200	1,768,600
Prepaid expenses and other	(39,100)	(35,000)	89,800	81,300	(127,400)
Other assets	(11,300)	5,200	86,200	86,500	(67,100)
Accounts payable	108,600	(250,200)	(123,200)	(137,400)	(254,400)
Other current liabilities	(327,100)	(289,300)	(135,700)	(268,800)	(968,400)
Other long-term liabilities	—	(40,000)	(20,800)	37,400	(13,300)

Total adjustments	(631,400)	(162,600)	246,400	297,500	435,200

Net cash provided (used) by operating activities	(435,400)	(77,800)	(384,600)	(447,300)	469,600

Cash flows from investing activities:
Property additions	(86,000)	(132,800)	(2,400)	(41,600)	(121,800)
Purchase of Analex, net of cash acquired	(6,167,900)	—	—	—	—
Purchase of Vail and ATI, net of cash acquired	—	—	—	—	(378,700)

Net cash provided (used) by investing activities	(6,253,900)	(132,800)	(2,400)	(41,600)	(500,500)

Cash flows from financing activities:
Proceeds from borrowings on bank and other loans	5,500,000	1,326,400	1,496,600	1,926,600	850,000
Proceeds from stock options and warrants exercised	243,300	359,800	58,800	83,600	103,600
Proceeds from employee stock purchases	41,200	14,300	36,700	50,400	100,600
Proceeds from sale of common stock	3,917,600	7,600	—	835,000	—
Payments on bank and other loans	(3,164,600)	(1,380,600)	(1,267,900)	(2,544,700)	(827,800)

Net cash provided (used) by financing activities	6,537,500	327,500	324,200	350,900	226,400

Net increase (decrease) in cash and cash equivalents	(151,800)	116,900	(62,800)	(138,000)	195,500
Cash and cash equivalents at beginning of period	234,900	118,000	256,000	256,000	60,500

Cash and cash equivalents at end of period	$83,100	$234,900	$193,200	$118,000	$256,000

See Notes to Consolidated Financial Statements

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company:

Hadron, Inc. (“Hadron” or the “Company”) supports homeland security through the design, implementation and support of innovative solutions that enhance the United States’ ability to detect, defend and respond to threats from hostile countries or terrorists. The Company specializes in three facets of homeland security: intelligence systems, bio-defense and aerospace programs.

Revenues from services performed under direct and indirect long-term contracts and subcontracts with government defense and intelligence agencies comprise the majority of the Company’s business. The majority of the Company’s technical and professional services business with governmental departments and agencies is obtained through competitive procurement and through follow-on services related to existing contracts. In certain instances, however, the Company acquires such service contracts because of special professional competency or proprietary knowledge in specific subject areas.

2.    Summary of significant accounting policies:

A.  Principles of consolidation:

The consolidated financial statements include the accounts of Hadron, Inc. and its three active wholly owned subsidiaries, Advanced Biosystems, Inc. (“ABS”), Analex Corporation (“Analex”), and SyCom Services, Inc. (“SyCom”)(the “Company”). All significant intercompany transactions have been eliminated.

B.  Risks and uncertainties:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents principally in five United States (“U.S.”) commercial banks. Cash in excess of daily requirements is invested by the banks in one-day repurchase agreements of securities of U.S. government agencies. To date, the Company has not incurred losses related to cash and cash equivalents.

The Company’s accounts receivable consists principally of accounts receivable from prime contractors to agencies and departments of, as well as directly from, the U.S. government. The Company extends credit in the normal course of operations and does not require collateral from its customers.

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

E.  Goodwill and Other Intangible Assets:

Goodwill related to the acquisition of Avenue Technologies, Inc. (“ATI”) in May 1999, was amortized using the straight-line method for a period of seven years. In 2001, the six-month periods ended December 31, 2000 and 1999 and the fiscal years 2000 and 1999, respectively, the Company recorded goodwill

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization of $337,000, $162,000, $172,000, $344,000 and $41,000. As of December 31, 2001, the accumulated amortization of goodwill is $884,000.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. If SFAS No. 142 had been adopted at the beginning of 2001, the absence of goodwill amortization would have increased 2001 income before taxes by approximately $337,000.

Goodwill related to the acquisition of Analex in November 2001 is subject to SFAS 142, and accordingly has not been amortized. Other intangible assets identified in connection with the acquisition, including non-compete arrangements and contractual relationships, are amortized on a straight-line basis over their estimated lives ranging from three to ten years.

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

G.  Income taxes:

The provision for income taxes has been limited to state taxes and the liability for alternative minimum tax as the majority of income for federal and state tax purposes has been offset by carrying forward net operating losses.

H.  Stock-based compensation:

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly recognizes compensation expense for the difference between the fair market value and the exercise price on the grant date for the stock option grants.

I.  Reclassifications:

Certain prior period amounts have been reclassified to conform to the 2001 presentation.

3.    Accounts receivable:

The components of accounts receivable are as follows:

	December 31,
	2001	2000
Trade accounts receivable:
U.S. Government:
Amounts billed	$5,252,000	$875,000
Recoverable costs and profits—not billed	2,337,600	2,020,600

Total	7,589,600	2,895,600

Commercial, state and local governments:
Amounts billed	725,800	24,600
Recoverable costs and profits—not billed	988,600	468,300

Total	1,714,400	492,900

Total accounts receivable	9,304,000	3,388,500
Less: Allowance for doubtful accounts	(151,200)	(151,200)

Total accounts receivable, net	$9,152,800	$3,237,300

The following table summarizes activity in the allowance for doubtful accounts:

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Calendar year 2001	6 months 12/31/00	Unaudited 6 months 12/31/99	Fiscal year 2000	Fiscal year 1999
Beginning balance	$151,200	$151,200	$253,700	$253,700	$209,800
Additions	—	—	—	—	93,900
Write-offs	—	—	(104,300)	(102,500)	(50,000)

Ending Balance	$151,200	$151,200	$149,400	$151,200	$253,700

The amount of customer retentions included in U.S. Government unbilled accounts receivable is $28,000 at December 31, 2001 and 2000.

Unbilled accounts receivable can be invoiced upon completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government agencies, upon completion of federal government overhead audits and upon final approval of design plans for engineering services.

4.    Fixed assets:

The components of fixed assets are as follows:

	December 31,
	2001	2000
Computer hardware and software	$747,400	$688,500
Leasehold improvements	27,700	3,900
Laboratory equipment	141,400	113,300
Office equipment	150,800	136,900

Total fixed assets	1,067,300	942,600
Less: Accumulated
depreciation and amortization	(806,700)	(657,800)

Total fixed assets, net	$260,600	$284,800

5.    Debt:

The components of debt are as follows:

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2001	2000
Current:
Line of Credit	$1,696,500	$907,100
Bank Term Note	700,000	500,000
Convertible Notes	101,700	—
Notes Payable Shareholder	154,500	—
Note Payable Other	100,000	100,000
Non-compete Agreements	261,900	—
Note to DOJ	207,300	—
Other	13,100	—

Subtotal current debt	3,235,000	1,507,100
Long-term:
Bank Term Note	2,741,600	250,000
Convertible Notes	—	101,700
Notes Payable Shareholder	618,100	—
Non-compete Agreements	616,600	—
Note to DOJ	1,025,500	—
Other	2,400	—

Subtotal long-term debt	5,004,200	351,700

Total debt	$8,239,200	$1,858,800

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement (“Agreement”) with Bank of America, N.A. The Agreement provides the Company with a $4,000,000 revolving credit facility (the “Credit Facility”) through November 2, 2006 and a five-year $3,500,000 term loan (“Term Loan”). The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. The interest rate at December 31, 2001 was 4.68% for the Credit Facility and 5.39% for the Term Loan. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company. The Company has entered into an interest rate swap agreement, and interest rate payments will be fixed beginning in January 2002.

The Company’s $3.5 million term loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. The Company has entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt totaling $2,950,000 is swapped into a fixed rate obligation at 4.25% beginning in January 2002. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation.

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company was required by Bank of America to obtain personal guarantees in the amount of $2,000,000, which the Company procured from two individuals, the Company’s Board member Gerald R. McNichols and the Company’s Investment Banker J. Richard Knop. The compensation during the period of guaranty is in the form of cash and warrants.

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling $772,600 with a five-year term, bearing interest at 6%. The Company also entered into non-competition agreements with these sellers for total payments of $540,000 over a three-year period. In addition, the Company entered into non-competition agreements with former employees totaling $352,000, on a discounted basis, payable over various periods.

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006.

In May 1999, the Company issued three-year $998,000 convertible notes, interest payable at 6%, to the former shareholders of ATI in connection with the Company’s acquisition of ATI. The notes are convertible into 444,000 restricted shares of the Company’s Common Stock at $2.25 per share. These notes are subordinated to the Company’s obligations under the Term Note and the Credit Facility. In May 2000, the Board of Directors adopted resolutions providing for the conversion of the convertible notes on the basis of one share of Common Stock for $1.25 per share if tendered to Hadron for conversion before the close of business on June 30, 2000. At June 30, 2000, $846,000 of the convertible notes were converted into 677,000 restricted shares of the Company’s Common Stock at the $1.25 per share. As of December 31, 2001, two convertible notes totaling $102,000 remain.

In connection with the December 1998 purchase of Vail Research and Technology Corporation (“Vail”), the Company issued two non-interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing note was payable each month in the amount of $25,000 for twelve months. The $100,000 non-interest bearing promissory note was due and payable on the two-year anniversary of the closing date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable. The Company is currently reviewing the permitted deductions and the status of the note payable.

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s future debt maturities at December 31, 2001 are summarized below:

Year	Debt Maturities
2002	$3,235,000
2003	1,369,400
2004	1,384,700
2005	1,223,700
2006	1,026,400

Total minimum debt payments	8,239,200
Less: current maturities	(3,235,000)

Total long-term debt	$5,004,200

6.    Equity capital:

Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share (“Guaranteed Shares”), if such shares are sold within such period and if certain other conditions are satisfied.

To finance the acquisition of Analex, the Company issued 3,961,060 shares of common stock for aggregate consideration of approximately $3,868,000 through a private placement consisting of (i) Hadron Common Stock at a price of $1.14 per share to purchasers who purchased less than $500,000 worth thereof or (ii) units consisting of Hadron Common Stock and warrants to purchase 0.2061 shares of Hadron Common Stock at an exercise price of $0.02 per share for each share purchased at a price of $1.14 per unit for purchasers who purchased $500,000 or more of Hadron’s equity. Two of such purchasers are directors or affiliates of a director. The warrants were exercised concurrent with the stock purchase.

On November 2, 2001, to assist in financing the Analex acquisition, Dr. C.W. Gilluly, one of the Company’s directors, and J. Richard Knop, President of the Company’s investment banking firm, Windsor Group, exercised warrants and/or stock options to purchase an aggregate of 247,888 shares of common stock, resulting in proceeds of approximately $200,000.

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 16, 2001, Sterling E. Phillips, Jr. was appointed to the positions of President and Chief Executive Officer of the Company. Mr. Phillips was also elected to serve as a member of the Company’s Board of Directors. In connection with his appointment, Mr. Phillips purchased 66,667 shares of Common Stock for $0.75 per share. As a result of this transaction, the Company recorded deferred compensation of $10,800, $5,400 of which was amortized during 2001. In addition, Mr. Phillips was awarded a five-year, non-qualified stock option to purchase 875,725 shares of the Company’s common stock at the exercise price equal to 100% of the fair market value of the common stock on the grant date, exercisable in one-third increments over a two-year period.

7.    Other current liabilities:

Other current liabilities include the following major classifications:

	December 31,
	2001	2000
Payroll and related taxes	$2,599,900	$696,000
Accrued vacation	1,162,700	277,000
Self-insured medical expense	88,300	88,300
Due to subcontractors	175,000	213,200
Deferred income	434,500	—
Other	319,000	59,200

Total other current liabilities	$4,779,400	$1,333,700

8.    Acquisitions:

Effective November 2001, the Company acquired Analex, a professional services and program management firm whose principal customers are NASA and the U.S. intelligence community, for approximately $12,898,000. The purchase price was satisfied with cash payments of $6,510,000, 3,572,143 shares of Common Stock valued at $4,723,000, the issuance of promissory notes of $773,000, non-compete arrangements of $892,000, and the satisfaction of other certain liabilities of Analex. The purchase price is subject to additional contingent consideration related to certain contract rights of up to $1,500,000. The acquisition of Analex should increase the Company’s presence in the intelligence community and provide an additional earnings base from which the Company can grow.

The fair value of the assets acquired and liabilities assumed approximated their book value of $5,058,000 and $6,647,000, respectively. The Company incurred financial, legal and accounting costs associated with the Analex purchase of approximately $570,000.

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a condensed balance sheet reflecting the tentative purchase price allocation:

Cash	343,100
Accounts receivable and other assets	4,624,600
Goodwill and other intangibles	15,057,000
Other long term assets	90,300

Current liabilities	5,274,500
Long term debt and other liabilities	1,372,500

Resulting from the acquisition of Analex, the Company recorded goodwill and other intangibles of approximately $15,057,000. The purchase price has not yet been finalized due to certain contingencies associated with contract rights and other potential adjustments. Accordingly, the final purchase price allocation has not been completed.

Goodwill related to the acquisition of Analex in November 2001 is subject to SFAS 142, and accordingly has not been amortized. Other intangible assets identified in connection with the acquisition, including non-compete arrangements and contractual relationships, are amortized on a straight-line basis over their estimated lives ranging from three to ten years.

The following table sets forth adjusted pro forma results of operations of the Company for 2001, the six month period ended December 31, 2000 and the fiscal year 2000, as if Analex had been acquired on July 1, 1999. The proforma amounts do not reflect potential additional amortization resulting from finalization of the purchase price allocation.

	2001	Six months 12/31/00	Fiscal Year 2000
Net revenues	$49,126,600	$24,772,400	$49,733,300
Net income (loss)	$910,200	$1,242,100	$(650,500)
Net income (loss) per share:
Basic	$.06	$.09	$(.06)
Diluted	$.05	$.08	$(.06)

Effective December 18, 1998, the Company acquired Vail, a privately held information and technology firm based in Annandale, Virginia, for approximately $1,580,000. On May 12, 1999, the Company acquired all the outstanding capital stock of ATI, a privately held information technology firm based in Alexandria, Virginia, for $2,503,000. Resulting from the acquisition of ATI, the Company recorded goodwill of approximately $2,287,000, which was being amortized, on a straight-line basis, over a 7-year period.

9.    Net income (loss) per share:

The following table sets forth the computation of basic and diluted earnings per share:

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001	6 mos 12/31/00	Unaudited 6 mos 12/31/99	Fiscal 2000	Fiscal 1999
Numerator:
Net income (loss)	$196,000	$84,800	$(631,000)	$(744,800)	$34,400

Weighted average shares outstanding	7,721,779	6,153,914	2,599,915	3,276,269	1,794,775
Effect of dilutive securities:
Warrants	1,413,289	892,288	—	—	527,738
Employee stock options	452,961	72,693	—	—	256,926

Denominator for diluted earnings per share	9,588,029	7,118,895	2,599,915	3,276,269	2,579,439

Basic earnings per share	$.03	$.01	$(.24)	$(.23)	$.02

Diluted earnings per share	$.02	$.01	$(.24)	$(.23)	$.01

Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

10.    Income taxes:

The provision for income taxes for 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal years 2000 and 1999 has been limited to state taxes and the liability for alternative minimum tax as the majority of income for federal and state tax purposes has been offset by carrying forward net operating losses.

The tax provision differs from the amounts computed using the statutory federal income tax rate as follows:

	2001	6 mos 12/00	6 mos 12/99	FY 2000	FY 1999
Tax expense at statutory rate-federal	35%	35%	(35)%	(35)%	35%
State tax expense net of federal taxes	13	3	1	1	29
Permanent differences	63	158	17	17	38
Utilization of net operating loss carry forwards	(102)	(196)	17	20	(73)

Tax expense at actual rate	9%	0%	0%	3%	29%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets at December 31, 2001 and 2000 consist primarily of

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary differences, including net operating loss carryforwards, which aggregate to approximately $2,314,000 and $2,187,000, respectively, and are fully reserved.

The Company has net operating loss (NOL) carryforwards for federal and state purposes available to offset future taxable income of approximately $5,013,000 as of December 31, 2001, which may be subject to limitations under Section 382 of the Internal Revenue Code. These NOL carryforwards expire at various dates beginning June 30, 2008.

11.    Commitments and contingencies:

Operating leases:

The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through 2006. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company’s future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs at December 31, 2001 are summarized below:

Year	Lease Commitments
2002	$1,022,600
2003	614,500
2004	590,700
2005	408,300
2006	48,300

Total minimum payments required	$2,684,400

Rent expense, net of sublease income, included in the consolidated statements of operations is as follows:

Period	Rent Expense
2001	$572,900
6 Months 2000	247,500
6 Months 1999(unaudited)	272,100
Fiscal Year 2000	530,300
Fiscal Year 1999	235,700

U.S. government contract audits:

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s revenues and costs related to contracts with agencies and departments of the U.S. government are subject to audit by the Defense Contract Audit Agency, which has completed the majority of its audits for the Company’s fiscal years through fiscal year 1997. It is the opinion of management that the results of such audits will not have a material effect on the financial condition or results of operations of the Company.

12.    Benefit plans:

Employee savings plan:

The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The Company’s contributions to the 401(k) plan are based upon a percentage of employee contributions. The Company’s discretionary contributions to the Plan were $432,000, $79,000, $69,000, $150,000 and $147,000 for 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal years 2000 and 1999, respectively.

Employee stock purchase plan:

In December 1997, shareholders approved the Hadron, Inc. 1997 Employee Stock Purchase Plan (the “Plan”). In fiscal year 2000 and the six-month period ended December 31, 2000, amendments to the Plan were adopted to increase the number of shares reserved for issuance thereunder from 250,000 to 500,000. The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. The Plan is non-compensatory as defined by APB 25. Under the terms of the Plan, individual employees may pay up to $10,000 for the purchase of the Company’s common shares, at 85% of the determined market price. During 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal years 2000 and 1999, employees paid approximately $41,000, $14,000, $37,000, $50,000 and $101,000, respectively, for the purchase of common stock under the Plan.

Employee deferred compensation plan:

In December 1998, shareholders approved the Hadron, Inc. Deferred Compensation Plan (the “Plan”). The Plan is intended to provide employees an option to defer a portion of their salary in order to provide for supplemental retirement benefits. As a requirement of this non-qualified plan, participant deferrals remain as unsecured liabilities of Hadron. Under the terms of the

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan, eligible employees can elect to irrevocably defer salary of up to $50,000 for the calendar year. If an employee elects to defer at least one and one-half percent of his/her gross salary, the Company contributes one-half percent of the participant’s gross salary to the participant’s supplemental account. Salary deferrals and Company contributions earn interest at the higher of six percent or the rate quoted for ninety-day Treasury Bills. During 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal years 2000 and 1999, employees deferred approximately $10,700, $2,000, $54,000, $81,000 and $75,000, respectively, of which the Company matched approximately $3,000, $500, $3,000, $4,000 and $4,000 during these periods.

Other:

Pursuant to the acquisition of Analex, the Company assumed the Analex Corporation Employee Stock Ownership Plan and Trust (the “Analex ESOP”). The Analex ESOP was terminated as of the November 5, 2001, the effective date of the acquisition. The Company is in the process of obtaining a determination letter from the Internal Revenue Service. Following receipt thereof, the Analex ESOP will be liquidated.

13.    Stock option plan:

In December 2000, shareholders approved the Hadron, Inc. 2000 Stock Option Plan (“2000 Stock Option Plan”). The 2000 Stock Option Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options to purchase an aggregate of up to 600,000 shares of Common Stock. The 2000 Stock Option Plan permits the grant of options to key employees, consultants and directors of the Company. The exercise price of the incentive stock options is required to be at least equal to 100% of the fair market value of the Company’s common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company’s common stock on the date of grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% shareholder). The vesting for each option holder are set forth in the individual option agreements. The 2000 Stock Option Plan honors all of the stock options outstanding under the Company’s 1994 Stock Option Plan, as amended (the “Plan”).

Information with respect to incentive and non-qualified stock options issued under both plans are as follows:

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001		6 mos. 12/31/00		6 mos. 12/31/99		Fiscal 2000		Fiscal 1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	Unaudited
Outstanding at beginning of period	479,300	$.98	395,400	$.94	514,400	$.90	514,400	$.90	398,100	$.59
Granted	1,272,800	1.29	204,500	1.04	109,500	.81	129,500	.91	135,400	1.98
Exercised	(64,300)	1.31	(62,500)	.42	(15,000)	.25	(78,200)	.37	(4,700)	.76
Expired	(35,300)	1.01	(58,100)	1.47	(32,900)	.94	(170,300)	1.10	(14,400)	1.69
Outstanding at end of period	1,652,500	$1.20	479,300	$.98	576,000	$.90	395,400	$.94	514,400	$.90
Options exercisable at end of period	743,300	$1.12	301,800	$.96	494,700	$.83	304,100	$.75	404,700	$.69
Weighted average fair value of options granted during the period	$1.24		$.95		$.48		$.42		$1.25

The weighted average remaining contractual life of options outstanding at December 31, 2001 was 6.1 years. The range of exercise prices of options outstanding at December 31, 2001 was $.25 to $2.25.

The following table summarizes information about the stock options outstanding at December 31, 2001:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares	Weighted- Average Exercise Price
0.25—0.75	97,500	$0.44	3.57	97,500	$0.44
0.76—1.30	617,100	1.07	9.06	313,400	1.03
1.31—2.25	937,900	1.39	4.33	332,400	1.42

	1,652,500			743,300

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Compensation” (SFAS No. 123). Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the methodology prescribed under SFAS No. 123, the Company’s net income/(loss) in the periods above would have been approximately $(320,600), $50,900, $(671,900), $(812,000) and $(69,000), or $(.03), $.01, $(.26), $(.25) and $(.04) per share on a diluted basis, respectively. The effect of applying SFAS No. 123 on the pro forma net income/(loss) as stated above is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of 1.115; expected life of the option term of 10 years and risk-free interest rate of 5.17%.

14.    Warrants:

The Company has issued warrants to certain parties to purchase its Common Stock in connection with certain debt and equity transactions. The range of exercise prices for warrants outstanding at December 31, 2001 was $.02 to $.75.

Information with respect to warrants issued is as follows:

	2001 Warrants	Price	6 months 12/31/00 Warrants	Price	6 months 12/31/99 Warrants	Price	Fiscal 2000 Warrants	Price	Fiscal 1999 Warrants	Price
	Unaudited
Outstanding at beginning of period	2,467,100		2,855,000		620,000		620,000		1,020,000
Granted	31,100	$0.02	75,000	$0.75	—		2,455,000	$0.72	—
Exercised	(220,900)	0.72	(462,900)	0.72	(220,000)	$0.25	(220,000)	0.25	(400,000)	$0.25
Expired	—		—		—		—		—

Outstanding at end of period	2,277,300		2,467,100		400,000		2,855,000		620,000

15.    Voting Agreement:

On March 30, 2000, a group of investors led by Jon M. Stout,

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patricia W. Stout, the Stout Dynastic Trust (collectively the “Stouts”), J. Richard Knop (“Knop”) (the Stouts and Knop, being collectively the “Investors”) and John D. Sanders purchased certain of the Company’s securities pursuant to a Securities Purchase Agreement among the Company and the Investors (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Investors acquired 2,250,000 units, each consisting of one share of Common Stock and a warrant to purchase 0.9 share of Common Stock for a total of $877,500 in cash.

As further required by the Purchase Agreement, the Investors and others designated therein also entered into a Voting Agreement dated March 30, 2000 (the “Voting Agreement”). The Voting Agreement was entered into by and among certain affiliates of Boles Knop & Company, L.L.C. (the “Affiliates”), Dr. Sanders, C.W. Gilluly and the Investors (collectively, the “Voting Group”). The Voting Group agreed, for a period of five (5) years from March 30, 2000, to vote all of the voting shares over which they have voting control and to take all other actions within such Voting Group’s control (whether in his or its capacity as a stockholder, director, member of a board committee or officer of the Company or otherwise), including, without limitation, attendance at meetings in person or by proxy for purposes of obtaining a quorum and execution of written consents in lieu of meetings so that: (1) The authorized number of members of the Board will continue to be five unless and until such greater number is directed or approved by the Investors; (2) During the term of the Voting Agreement, the Investors shall be entitled to nominate a majority of the members of the Board (the “Nominees”) and the Stockholders shall vote their shares to elect such Nominees; (3) Any Nominee elected or appointed as a director will be removed from the Board (and thereupon from all committees of the Board), with or without cause, only upon the written request or consent of the Investors; (4) In the event that any Nominee designated hereunder for any reason ceases to serve as a member of the Board or any committee thereof during such representative’s term of office, the resulting vacancy on the Board or committee will be filled by a newly designated Nominee; and (5) Upon the written direction or consent of the Investors, the Company will take such actions as may be necessary and convenient to change the corporate domicile of the Company to the state of Delaware.

In addition, the Voting Agreement provides that with the exception of transfers made: (i) pursuant to open market sales in brokers’ transactions; or (ii) sales made after the Investors declined a right of first refusal to purchase such shares at the same price and terms, any attempt to transfer the Voting Group’s voting shares will be of no effect unless the person(s) to whom such shares are being transferred agrees in writing to be bound by

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the terms of the Voting Agreement.

16.    Fair value of financial instruments:

Accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair value. The estimated fair value of the Company’s variable rate debt approximates its carrying value of $5,138,000. It is not practicable to estimate the fair value of the Company’s notes payable to related parties and convertible notes payable due to their unique nature.

17.    Statement of cash flows—supplemental disclosures:

During 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal years 2000 and 1999, the Company paid income taxes of $23,000, $12,000, $3,000, $4,000 and $57,000, respectively. The Company paid interest of $165,000, $110,000, $167,000, $325,000 and $51,000 during those same periods.

18.    Business segments and major customers:

Business segments:

Prior to the acquisition of Analex Corporation in November 2001, the Company had four operating segments: ABS, ATI, Engineering & Information Services, Inc. (“EISI”), and SyCom.

In December 2001, EISI and ATI were merged into Analex. ABS, Analex and SyCom continue to operate as wholly owned subsidiaries of the Company.

With the acquisition of Analex, the Company reorganized its internal operating structure. Hadron now has three operating segments: ABS continues to operate in the bio-defense market; the Homeland Security Group supports the United States intelligence community and is comprised of the businesses previously reported under the ATI, EISI, and SyCom operating segments; and the Aerospace Group supports NASA, Department of Defense (“DoD”), and other major aerospace contractors and is comprised on the business acquired as a result of the acquisition of Analex Corporation in November 2001.

The Company has four active reportable segments, comprising its individual operating units—ABS, the Homeland Security Group, the Aerospace Group and the Corporate Pool. Each of the operating segments provides engineering, information technology, medical research or technical services to federal government agencies or major defense contractors. The reportable segments are

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distinguished by their individual clients, prior experience and technical skills.

Operating results are measured at the net income/(loss) level for each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Interest on debt incurred in connection with an acquisition and applicable associated goodwill amortization is charged to the reportable segment. The Company’s corporate amounts consist primarily of certain activities and assets not attributable to the reportable segments.

Hadron, Inc.
Reportable Segments—FASB Statement 131
For the Year ended December 31 2001, the Six Months
ended December 31, 2000 and 1999 and the Fiscal Years
ended June 30, 2000 and 1999

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001	6 mos 2000	Unaudited 6 mos 1999	Fiscal 2000	Fiscal 1999
DESCRIPTION:
Trade revenues:
ABS	$4,761,300	$1,880,600	$—	$522,800	$—
Homeland Security Group	12,516,500	7,062,800	10,065,500	19,164,000	19,745,700
Aerospace Group	4,658,200	—	—	—	—
Corporate	—	—	201,800	214,500	587,500

Total trade revenues	$21,936,000	$8,943,400	$10,267,300	$19,901,300	$20,333,200

Interest income:
Homeland Security Group	$—	$—	$600	$8,100	$200
Corporate	8,600	—	—	—	2,400

Total interest income	$8,600	$—	$600	$8,100	$2,600

Interest expense:
Homeland Security Group	$45,300	$48,100	$74,000	$189,300	$29,700
Corporate	179,900	63,900	93,100	143,300	51,100

Total interest expense	$225,200	$112,000	$167,100	$332,600	$80,800

Depreciation and amortization expense:
ABS	$47,300	$10,600	$—	$—	$—
Homeland Security Group	366,900	173,400	174,400	390,200	48,400
Aerospace Group	4,200	—	—	—	—
Corporate	143,300	45,500	34,300	67,100	48,800

Total depreciation and amortization expense	$561,700	$229,500	$208,700	$457,300	$97,200

Income tax expense:
Homeland Security Group	$—	$—	$—	$20,000	$13,000
Corporate	19,600	—	—	1,300	900

Total income tax expense	$19,600	$—	$—	$21,300	$13,900

Net income/(loss):
ABS	$186,200	$4,300	$—	$(158,200)	$—
Homeland Security Group	(9,600)	152,800	(490,500)	(422,800)	140,000
Aerospace Group	350,000	—	—	—	—
Corporate	(330,600)	(72,300)	(140,500)	(163,800)	(105,600)

Total net income/(loss)	$196,000	$84,800	$(631,000)	$(744,800)	$34,400

Assets:
ABS	$1,017,200	$335,900	$—	$387,200	$—
Homeland Security Group	3,761,600	4,507,400	5,193,200	4,806,800	5,342,200
Aerospace Group	20,210,900	—	—	—	—
Corporate	1,410,600	940,600	934,000	757,100	1,347,500

Total assets	$26,400,300	$5,783,900	$6,127,200	$5,951,100	$6,689,700

Fixed assets, net:
ABS	$116,400	$126,200	$—	$15,700	$—
Homeland Security Group	100,000	146,700	114,100	95,600	110,800
Aerospace Group	36,800	—	—	—	—
Corporate	7,400	11,900	142,500	107,800	180,100

Total fixed assets, net	$260,600	$284,800	$256,600	$219,100	$290,900

Major Customers:

Gross revenue from contracts and subcontracts with U.S. government agencies amounted to $21,885,000, $8,868,000, $10,160,000 $19,684,000 and $20,303,000, respectively, in 2001, the six months ended December 31, 2000 and 1999, and the fiscal years 2000 and 1999.

Revenues earned on sales to the Company’s major customers are as follows:

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Period	Department of Defense
2001	$14,019,000
6 Months 2000	6,240,000
6 Months 1999 (unaudited)	7,791,000
Fiscal Year 2000	18,323,000
Fiscal Year 1999	17,826,000

19.    Selected quarterly information (Unaudited):

The following is a summary of the quarterly results of operations for the years 2001 and 2000:

	Quarter Ended:
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Revenues	$9,211,200	$4,137,300	$4,357,600	$4,229,900
Operating Income	139,600	124,200	106,500	83,700
Net Income	48,200	54,100	72,400	21,300
Net Income per share, basic	$0.004	$0.01	$0.01	$.003
Shares used in per share calculation, basic	11,284,468	6,536,276	6,517,780	6,505,728
Net Income per share, diluted	$0.003	$0.01	$0.01	$.003
Shares used in per share calculation, diluted	13,922,965	8,186,996	7,985,845	7,731,937

HADRON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended:
	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
Revenues	$4,239,700	$4,703,700	$4,879,200	$4,754,800
Operating Income/(Loss)	53,600	136,100	261,900	(201,600)
Net Income/(Loss)	22,200	62,600	203,900	(317,700)
Net Income per share, basic	$0.004	$0.01	$0.04	$(.11)
Shares used in per share calculation, basic	6,393,463	5,916,209	5,100,172	2,833,692
Net Income per share, diluted $ 0.003	$0.003	$0.01	$0.03	$(.11)
Shares used in per share calculation, diluted	7,603,607	6,605,045	6,648,677	2,833,692