Form 10-Q
period 2002-03-31
HADRON INC
filed 2002-05-07
CIK 44800

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 2002 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the period from __________ to __________

                         Commission file number 0-5404

                               -----------------

                                 HADRON, INC.
            (Exact name of registrant as specified in its charter)

                      New York                 11-2120726
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                             5904 Richmond Highway
                                   Suite 300
                          Alexandria, Virginia 22303
                   (Address of principal executive offices)

               Registrant's Telephone number including area code
                                (703) 329-9400

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   As of April 30, 2002, 14,394,340 shares of the Common Stock of the registrant were outstanding.

================================================================================

                                 HADRON, INC.
                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         No.
                                                                                                         ----
Part I--FINANCIAL INFORMATION:
Item 1.  Financial Statements
        Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.............................   3
        Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001........   5
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001........   6
        Notes to Consolidated Financial Statements......................................................   7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........  13
Item 3.  Quantitative and Qualitative Disclosure About Market Risk......................................  17
Part II--OTHER INFORMATION:
Item 1.  Legal Proceedings..............................................................................  18
Item 4.  Submission of Matters to a Vote of Security Holders............................................  18
Item 6.  Exhibits and Reports on Form 8-K...............................................................  18
Signatures..............................................................................................  19

                                 HADRON, INC.

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 2002 AND DECEMBER 31, 2001

                                               March 31,  December 31,
                                                 2002         2001
                                              ----------- ------------
          ASSETS
          ------
          Current assets:....................
             Cash and cash equivalents....... $   362,700 $    83,100
             Accounts receivable, net........  10,236,700   9,152,800
             Prepaid expenses and other......     488,700     223,300
                                              ----------- -----------
                 Total current assets........  11,088,100   9,459,200
                                              ----------- -----------
          Fixed assets, net..................     266,900     260,600
          Goodwill and other intangibles, net  16,428,600  16,488,600
          Deferred finance costs.............     327,800      72,500
          Other..............................     124,400     119,400
                                              ----------- -----------
                 Total other assets..........  17,147,700  16,941,100
                                              ----------- -----------
                 Total assets................ $28,235,800 $26,400,300
                                              =========== ===========

                See Notes to Consolidated Financial Statements

                                 HADRON, INC.

                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2002 AND DECEMBER 31, 2001

                                                              March 31,   December 31,
                                                                2002          2001
                                                             -----------  ------------
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................... $ 1,798,900  $ 1,371,400
   Note payable--line of credit.............................   2,852,800    1,696,500
   Note payable--bank term note.............................     700,000      700,000
   Notes payable--other.....................................     836,700      838,500
   Other current liabilities................................   4,720,700    4,779,400
                                                             -----------  -----------
       Total current liabilities............................  10,909,100    9,385,800
                                                             -----------  -----------
Note payable--bank term note................................   2,566,700    2,741,600
Notes payable--other........................................   2,060,600    2,262,600
Other.......................................................     775,200      835,200
                                                             -----------  -----------
       Total long-term liabilities..........................   5,402,500    5,839,400
                                                             -----------  -----------

Commitments and contingencies
       Total liabilities....................................  16,311,600   15,225,200
                                                             -----------  -----------

Shareholders' equity:
   Common stock $.02 par; authorized 20,000,000 shares;
   issued and outstanding--March 31, 2002 14,394,645 shares
   and December 31, 2001, 14,375,975 shares.................     287,900      287,500
   Additional capital.......................................  21,087,800   20,726,300
   Deferred compensation....................................     (19,000)     (22,300)
   Accumulated other comprehensive loss.....................     (11,300)          --
   Accumulated deficit......................................  (9,421,200)  (9,816,400)
                                                             -----------  -----------
       Total shareholders' equity...........................  11,924,200   11,175,100
                                                             -----------  -----------
       Total liabilities and shareholders' equity........... $28,235,800  $26,400,300
                                                             ===========  ===========


                See Notes to Consolidated Financial Statements

                                 HADRON, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                            MARCH 31,
                                                        2002         2001
                                                     -----------  ----------
  Revenues.......................................... $13,035,500  $4,229,900
  Operating costs and expenses:.....................
     Costs of revenue...............................  11,028,900   3,505,600
     Selling, general and administrative............   1,252,600     556,600
     Amortization of goodwill and other intangibles.      65,500      84,000
                                                     -----------  ----------
  Total operating costs and expenses................  12,347,000   4,146,200
                                                     -----------  ----------
  Operating income..................................     688,500      83,700
                                                     -----------  ----------
  Other income (expense):...........................
     Interest income................................         100          --
     Interest expense...............................    (268,500)    (38,000)
     Other expense..................................     (15,400)    (24,400)
                                                     -----------  ----------
  Total other expense...............................    (283,800)    (62,400)
                                                     -----------  ----------
  Income before income taxes........................     404,700      21,300
  Provision for income taxes........................       9,500          --
                                                     -----------  ----------
  Net income........................................ $   395,200  $   21,300
                                                     ===========  ==========
  Net income per share:.............................
     Basic.......................................... $      0.03  $    0.003
                                                     ===========  ==========
     Diluted........................................ $      0.02  $    0.003
                                                     ===========  ==========
  Weighted average number of shares:................
     Basic..........................................  14,385,725   6,505,728
                                                     ===========  ==========
     Diluted........................................  16,796,764   7,731,937
                                                     ===========  ==========

                See Notes to Consolidated Financial Statements

                                 HADRON, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                             MARCH 31,
                                                      ----------------------
                                                         2002        2001
                                                      -----------  ---------
  Cash flows from operating activities:
     Net income...................................... $   395,200  $  21,300
                                                      -----------  ---------
  Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation....................................      29,800     33,500
     Amortization of goodwill and other intangibles..      65,500     84,000
     Finance costs...................................      86,400         --
     Stock compensation expense......................       3,300      1,300
     Changes in operating assets and liabilities:
         Accounts receivable.........................  (1,083,900)  (276,400)
         Prepaid expenses and other..................    (265,400)   (28,500)
         Other assets................................      (5,000)      (200)
         Accounts payable............................     427,500    (81,200)
         Other current liabilities...................     (75,400)   101,300
         Other long-term liabilities.................     (60,000)        --
                                                      -----------  ---------
         Total adjustments...........................    (877,200)  (166,200)
                                                      -----------  ---------
  Net cash used in operating activities..............    (482,000)  (144,900)
                                                      -----------  ---------
  Cash flows from investing activities:
     Property additions..............................     (36,100)   (35,100)
                                                      -----------  ---------
  Net cash used in investing activities..............     (36,100)   (35,100)
                                                      -----------  ---------
  Cash flows from financing activities:
     Proceeds from borrowings on line of credit, net.   1,156,300    275,200
     Proceeds from stock options exercised...........      16,400         --
     Proceeds from sale of common stock..............          --     50,000
     Payments on bank loans..........................    (174,900)  (125,000)
     Payments on other loans.........................    (200,100)        --
                                                      -----------  ---------
  Net cash provided by financing activities..........     797,700    200,200
                                                      -----------  ---------
  Net increase in cash and cash equivalents..........     279,600     20,200
  Cash and cash equivalents at beginning of period...      83,100    234,900
                                                      -----------  ---------
  Cash and cash equivalents at end of period......... $   362,700  $ 255,100
                                                      ===========  =========

                See Notes to Consolidated Financial Statements

                                 HADRON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

   The interim consolidated financial statements for Hadron, Inc. (the "Company") are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K") filed with the Securities and Exchange Commission on March 26, 2002.

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Goodwill is no longer being amortized, effective January 1, 2002.

   If SFAS No. 142 had been adopted at the beginning of 2001, the absence of goodwill amortization would have increased net income by $84,000 for the three months ended March 31, 2001, resulting in pro forma 2001 net income of $105,000 and basic and diluted earnings per share of $.02 and $.01, respectively.

2.  Organizational Change

   The Company entered into an Agreement and Plan of Merger dated October 31, 2001 with Analex Corporation ("Analex") and its equity holders pursuant to which Analex was merged with and into a wholly owned subsidiary of the Company. Analex is a professional services and program management firm whose principal customers are NASA and the U.S. Intelligence community. The merger was closed on November 5, 2001.

   Prior to the acquisition of Analex in November 2001, the Company had four operating segments: Advanced Biosystems, Inc. ("ABS"), Avenue Technologies, Inc. ("ATI"), Engineering &

Information Services, Inc. ("EISI"), and SyCom Services, Inc. ("SyCom"). In December 2001, EISI and ATI were merged into Analex. ABS, Analex and SyCom continue to operate as wholly owned subsidiaries of the Company.

   With the acquisition of Analex, the Company reorganized its internal operating structure. Hadron now has three operating segments: ABS continues to operate in the bio-defense market; the Homeland Security Group supports the United States intelligence community and is comprised of the businesses previously reported under the ATI, EISI, and SyCom operating segments; and the Aerospace Group supports NASA, Department of Defense ("DoD"), and other major aerospace contractors and is comprised on the business acquired as a result of the acquisition of Analex Corporation in November 2001.

   Further, the consolidated financial statements for the three months ended March 31, 2002 include three months of the Aerospace Group, formerly Analex Corporation. The pro-forma results for the three months ended March 31, 2001 include three months of Aerospace Group operations, as if Analex had been acquired on January 1, 2001.

3.  Debt

   On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement ("Agreement") with Bank of America, N.A. The Agreement provides the Company with a $4,000,000 revolving credit facility (the "Credit Facility") through November 2, 2006 and a five-year $3,500,000 term loan ("Term Loan"). The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of March 31, 2002, the Credit Facility and Term Loan balances were $2,853,000 and $3,267,000, respectively. The interest rate at March 31, 2002 was 4.63% for the Credit Facility and 5.12% for the Term Loan. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

   The Company's $3.5 million Term Loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. The Company has entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt totaling $2,950,000 is swapped into a fixed rate obligation at 4.25% beginning in January 2002. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The total effective interest rate on the swapped portion of the Term Loan amounted to 7.5% at March 31, 2002.

   The Company's comprehensive income for the three months ended March 31, 2002 was $384,000, which includes net income of $395,000 and other comprehensive loss of $11,000 arising from the interest rate swap.

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

   With its purchase of Analex, the Company assumed a note payable to the Department of Justice ("DOJ"). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006. The DOJ note payable balance was $1,092,000 as of March 31, 2002.

   In May 1999, the Company issued three-year $998,000 convertible notes, interest payable at 6%, to the former shareholders of ATI in connection with the Company's acquisition of ATI. The notes are convertible into 444,000 restricted shares of the Company's Common Stock at $2.25 per share. These notes are subordinated to the Company's obligations under the Term Note and the Credit Facility. In May 2000, the Board of Directors adopted resolutions providing for the conversion of the convertible notes on the basis of one share of Common Stock for $1.25 per share if tendered to Hadron for conversion before the close of business on June 30, 2000. At June 30, 2000, $846,000 of the convertible notes were converted into 677,000 restricted shares of the Company's Common Stock at the $1.25 per share. As of March 31, 2002, two convertible notes totaling $102,000 remain.

   In connection with the December 1998 purchase of Vail Research and Technology Corporation ("Vail"), the Company issued two non-interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing note was payable each month in the amount of $25,000 for twelve months. The $100,000 non-interest bearing promissory note was due and payable on the two-year anniversary of the closing date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable. On April 15, 2002, the Company satisfied its obligations with a payment of $30,000.

4.  Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                     2002        2001
                                                  ----------- ----------
       Numerator: Net Income..................... $   395,200 $   21,300
       Denominator:
       Denominator for basic earnings per share:
         weighted average shares outstanding.....  14,385,725  6,505,728
       Effect of dilutive securities:
         Warrants................................   1,766,658  1,115,190
         Employee stock options..................     644,381    111,019
                                                  ----------- ----------
       Denominator for diluted earnings per share  16,796,764  7,731,937
                                                  =========== ==========
       Basic earnings per share.................. $       .03 $     .003
                                                  =========== ==========
       Diluted earnings per share................ $       .02 $     .003
                                                  =========== ==========

   Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

5.  Income Taxes

   The provision for income taxes is limited to state taxes and the liability for alternative minimum tax as the majority of income for federal and state tax purposes has been offset by carrying forward net operating losses.

6.  Concentration of Business

   The Company supports homeland security through the design, implementation and support of innovative solutions that enhance the United States' ability to detect, defend and respond to threats from hostile countries or terrorists. The Company specializes in three facets of homeland security: intelligence systems, bio-defense and aerospace programs.

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

7.  Equity Capital

   Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company's Common Stock to the shareholders representing all of the outstanding equity of Analex (the "Sellers"). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share ("Guaranteed Shares"), if such shares are sold within such period and if certain other conditions are satisfied.

   The Company was required by Bank of America to obtain personal guarantees in the amount of $2,000,000, which the Company procured from two individuals, the Company's Board member Gerald R. McNichols and the president of the Company's investment banker, J. Richard Knop. The compensation during the period of guaranty is in the form of cash and warrants. In January 2002, 198,522 total warrants were issued pursuant to the guaranty. The Company recorded interest expense of $86,000 in the three months ended March 31, 2002 related to the issuance of warrants.

8.  Business segments

   The Company has four active reportable segments, comprising its individual operating units - ABS, the Homeland Security Group, the Aerospace Group and the Corporate Pool. Each of the operating segments provides engineering, information technology, medical research or technical services to federal government agencies or major defense contractors. The reportable segments are distinguished by their individual clients, prior experience and technical skills.

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

                                 HADRON, INC.
                              REPORTABLE SEGMENTS
                              FASB STATEMENT 131

                                           THREE       THREE
                                          MONTHS      MONTHS
                                           ENDED       ENDED
                                         MARCH 31,   MARCH 31,
                                           2002        2001
                                        -----------  ----------
                DESCRIPTON:
                Trade revenues:
                ABS.................... $ 1,570,200  $  711,600
                Homeland Security Group   3,133,800   3,518,300
                Aerospace Group........   8,331,500
                Corporate..............
                                        -----------  ----------
                Total trade revenues... $13,035,500  $4,229,900
                                        ===========  ==========
                Net income/(loss):
                ABS.................... $    62,300  $  (28,700)
                Homeland Security Group     199,700      76,200
                Aerospace Group........     429,800
                Corporate..............    (296,600)    (26,200)
                                        -----------  ----------
                Total net income....... $   395,200  $   21,300
                                        ===========  ==========
                Assets:
                ABS.................... $ 1,034,700  $  517,300
                Homeland Security Group   3,874,000   5,091,200
                Aerospace Group........  21,332,700
                Corporate..............   1,994,400     418,300
                                        -----------  ----------
                Total assets........... $28,235,800  $6,026,800
                                        ===========  ==========

9.  Acquisitions

   Effective November 2001, the Company acquired Analex, a professional services and program management firm whose principal customers are NASA and the U.S. intelligence community, for approximately $12,898,000. The purchase price was satisfied with cash payments of $6,510,000, 3,572,143 shares of Common Stock valued at $4,723,000, the issuance of promissory notes of $773,000, non-compete arrangements of $892,000, and the satisfaction of other certain liabilities of Analex. The purchase price is subject to additional contingent consideration related to certain contract rights. The acquisition of Analex should increase the Company's presence in the intelligence community and provide an additional earnings base from which the Company can grow.

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

   The following table sets forth pro forma results of operations of the Company for the three months ended March 31, 2001, as if Analex had been acquired on January 1, 2001:

                                            Quarter ended
                                            March 31, 2001
                                            --------------
                      Revenue..............  $12,934,300
                      Operating income.....      347,000
                      Net income...........       23,900
                      Net income per share:
                      Basic................         .002
                      Diluted..............         .002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002
                   TO THE THREE MONTHS ENDED MARCH 31, 2001

   Revenues for the three months ended March 31, 2002 were approximately $13,036,000, an increase of approximately $8,806,000 from the period ended March 31, 2001. This increase is primarily due to revenues of $8,332,000 generated by the Aerospace Group, formerly Analex Corporation, acquired in November 2001, coupled with the increased revenues of ABS, partially offset by decreased revenues of the Homeland Security Group. Revenues increased $101,000, or 1%, in the quarter ended March 31, 2002 as compared to the pro-forma revenues for the same period in 2001.

   Costs of revenue for the quarter ended March 31, 2002 were approximately $11,029,000, an increase of approximately $7,523,000 from the same period of the prior year. The increase is largely due to the costs of revenue of the Aerospace Group, coupled with increased ABS costs, partially offset by decreased costs of the Homeland Security Group. Costs of revenue as a percentage of revenues were approximately 85% and 83% for the quarters ended March 31, 2002 and 2001, respectively.

   Selling, general and administrative expenses, including amortization of goodwill and other intangibles, totaled approximately $1,318,000 for the March 31, 2002 quarter, compared with approximately $641,000 for the same period of the prior year.The $677,000 increase is primarily due to the addition of the Aerospace Group's costs and costs related to key finance, business development and marketing positions filled.

   Operating income for the three months ended March 31, 2002 was approximately $689,000, compared to operating income of approximately $84,000 for the period ended March 31, 2001. This $605,000 increase is primarily attributable to the profitability of the Aerospace Group, coupled with increased profitability of ABS and the Homeland Security Group. Operating income increased $342,000, or 99%, in the quarter ended March 31, 2002 as compared to the pro-forma revenues for the same period in 2001.

   Interest expense totaled approximately $268,000 for the March 31, 2002 quarter, compared with approximately $38,000 for the same period of the prior year. The $230,000 increase is due to the Company's increased debt obligations and financing commitments associated with the acquisition of Analex.

   Net income was approximately $395,000 for the quarter ended March 31, 2002, compared to net income of approximately $21,000 for the same period of the prior year. The $374,000 increase resulted primarily from the net income of $430,000, $62,000, and $200,000 produced by the Aerospace Group, ABS and Homeland Security Group, respectively, partially offset by the increased interest and finance costs associated with the Analex acquisition. Net income increased $371,000 in the three months ended March 31, 2002 as compared to the pro-forma net income for the same period in 2001.

CAPITAL RESOURCES AND LIQUIDITY

   The working capital at March 31, 2002 increased by approximately $106,000 from December 31, 2001, primarily due to the Company's net income, partially offset by debt pay down of $375,000.

   In the three months ended March 31, 2002, the Company recorded net income of approximately $395,000 and EBITDA, as defined below, of $784,000, after add-backs for interest of $268,000, depreciation of $30,000, amortization of $66,000, income taxes of $10,000, and other expenses of $15,000.

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

   Net cash used in operating activities during the three months ended March 31, 2002 was approximately $482,000, as compared with net cash used of approximately $145,000 during the same period in 2001.

   Net cash used in investing activities during the three months ended March 31, 2002 and 2001 was approximately $36,000 and $35,000, respectively. Net cash used in investing activities in each of these periods was for fixed asset purchases.

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

   For the remainder of 2002, the Company plans to finalize the integration of its operations with Analex, maintain control over costs, pursue new business opportunities within core competencies and clients, and perform its contracts efficiently. The Company, through its acquisition of Analex, expects to concentrate in the aerospace niche of homeland security. The Company believes its enhanced presence in the intelligence community combined with its bioterrorism defense capabilities will strengthen its position in the homeland security market.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

   The Company is exposed to market risks related to fluctuations in interest rates on its debt. The Company limits these risks by following established risk management policies and procedures including the use of an interest rate swap on $2,950,000 of its $3,500,000 Term Loan to manage, or hedge, interest rate risk. The Company does not enter into derivative instruments for speculative purposes. The Company requires that the hedging derivative instruments are effective in reducing the interest rate risk exposure. The effectiveness is essential for qualifying for hedge accounting. Changes in the hedging instruments fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income
(loss).

   In conjunction with the Company's policy to reduce interest rate risk, the Company entered into an interest rate swap in conjunction with its Term Loan to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The swap effectively locks LIBOR at 4.25% plus the credit performance margin.

   Increases in prevailing interest rates on other debt could increase the Company's interest payment obligations relating to variable debt. For example, a 100 basis point increase in interest rates would increase annual interest expense by $32,000.

Part II.  Other Information

Item 1.  Legal Proceedings

   No material legal proceedings are currently pending.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

      None.

   (b)  Reports on Form 8-K

      None.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: May 7, 2002

Hadron, Inc.
(Registrant)


By: /s/  Sterling E. Phillips, Jr.       By: /s/  Ronald B. Alexander
    ----------------------------------       ----------------------------------
    Sterling E. Phillips, Jr.                Ronald B. Alexander
    President and Chief Executive            Chief Financial Officer
      Officer                                (Principal Financial Officer and
    (Principal Executive Officer)            Principal Accounting Officer)