Form 10-Q
period 2002-06-30
ANALEX CORP
filed 2002-08-14
CIK 44800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the period from              to

Commission file number 0-5404

ANALEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0869563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☒	No ☐

As of August 6, 2002, 14,385,855 shares of the Common Stock of the registrant were outstanding.

ANALEX CORPORATION

ANALEX CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$369,200	$83,100
Accounts receivable, net	11,106,000	9,152,800
Prepaid expenses and other	496,600	223,300

Total current assets	11,971,800	9,459,200

Fixed assets, net	328,700	260,600
Goodwill and other intangibles, net	16,363,100	16,488,600
Contract Rights	991,100	—
Deferred finance costs	241,500	72,500
Other	91,900	119,400

Total other assets	18,016,300	16,941,100

Total assets	$29,988,100	$26,400,300

See Notes to Consolidated Financial Statements

ANALEX CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30, 2002	December 31, 2001
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,401,400	$1,371,400
Note payable - line of credit	3,474,000	1,696,500
Note payable - bank term note	700,000	700,000
Notes payable - other	968,300	838,500
Other current liabilities	5,509,700	4,779,400

Total current liabilities	12,053,400	9,385,800

Note payable - bank term note	2,392,000	2,741,600
Notes payable - other	2,600,100	2,262,600
Other	779,000	835,200

Total long-term liabilities	5,771,100	5,839,400

Commitments and contingencies
Total liabilities	17,824,500	15,225,200

Shareholders’ equity:
Common stock $.02 par; authorized 20,000,000 shares; issued and outstanding - June 30, 2002 14,385,855 shares and December 31, 2001, 14,375,975 shares	288,900	287,500
Additional capital	21,160,800	20,726,300
Deferred compensation	(17,200)	(22,300)
Accumulated other comprehensive loss	(52,200)	—
Accumulated deficit	(9,216,700)	(9,816,400)

Total shareholders’ equity	12,163,600	11,175,100

Total liabilities and shareholders’ equity	$29,988,100	$26,400,300

See Notes to Consolidated Financial Statements

ANALEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$12,928,200	$4,357,600	$25,963,700	$8,587,500
Operating costs and expenses:
Costs of revenue	11,231,100	3,503,600	22,260,000	7,009,200
Selling, general and administrative	1,144,700	663,500	2,397,300	1,220,100
Amortization of goodwill and other intangibles	74,500	84,000	140,000	168,000

Total operating costs and expenses	12,450,300	4,251,100	24,797,300	8,397,300

Operating income	477,900	106,500	1,166,400	190,200

Other income (expense):
Interest income	500	—	600	—
Interest expense	(241,900)	(34,000)	(510,400)	(72,000)
Other expense	(27,900)	(100)	(43,300)	(24,500)

Total other expense	(269,300)	(34,100)	(553,100)	(96,500)

Income before income taxes	208,600	72,400	613,300	93,700
Provision for income taxes	4,200	—	13,700	—

Net income	$204,400	$72,400	$599,600	$93,700

Net income per share:
Basic	$0.01	$0.01	$0.04	$0.01

Diluted	$0.01	$0.01	$0.04	$0.01

Weighted average number of shares:
Basic	14,395,177	6,517,780	14,390,477	6,511,787

Diluted	16,997,139	7,985,845	16,887,701	7,882,512

See Notes to Consolidated Financial Statements

ANALEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	JUNE 30,
	2002	2001
Cash flows from operating activities:
Net income	$599,600	$93,700

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	55,800	68,900
Amortization of goodwill and other intangibles	140,000	168,000
Amortization of finance costs	176,500	—
Stock compensation expense	5,100	2,700
Changes in operating assets and liabilities:
Accounts receivable	(1,953,200)	(201,400)
Prepaid expenses and other	(273,300)	(139,100)
Other assets	27,500	(5,300)
Accounts payable	24,700	(230,400)
Other current liabilities	677,900	260,600
Other long-term liabilities	(56,200)	—

Total adjustments	(1,175,200)	(76,000)

Net cash provided (used) by operating activities	(575,600)	17,700

Cash flows from investing activities:
Property additions	(123,900)	(50,500)

Net cash used in investing activities	(123,900)	(50,500)

Cash flows from financing activities:
Proceeds from borrowings on line of credit, net	1,777,500	1,347,300
Proceeds from stock options exercised	16,400	—
Proceeds from sale of common stock		50,000
Proceeds from employee stock purchases	74,000	17,900
Payments on bank loans	(349,600)	(1,462,100)
Payments on other loans	(532,700)	—

Net cash provided (used) by financing activities	985,600	(46,900)

Net increase (decrease) in cash and cash equivalents	286,100	(79,700)

Cash and cash equivalents at beginning of period	83,100	234,900

Cash and cash equivalents at end of period	$369,200	$155,200

See Notes to Consolidated Financial Statements

ANALEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Name Change, Award of Elvis Contract and Business Segments

Pursuant to an approval voted by Hadron’s shareholders at its annual shareholder meeting held on May 21, 2002, Hadron, Inc. changed its name on July 1, 2002, to Analex Corporation by merging Hadron, Inc. into its wholly-owned subsidiary Analex Corporation. Hadron’s name was changed to Analex to take advantage of Analex’s broader name recognition in both the intelligence and aerospace systems engineering market segments. Under the resulting corporate structure, Analex Corporation wholly owns two subsidiaries, SyCom Services Inc. (“SyCom”) and Advanced Biosystems Inc. (“ABS”).

On May 29, 2002, Analex announced that it had been awarded a $164 million Expendable Launch Vehicle Integrated Support (“ELVIS”) contract by NASA, having a nine-year and four-month period of performance (3-year base period and two 3-year option periods). The contract has a one-month phase-in period beginning June 1, 2002, followed by a three-year, three-month basic period of performance. There are two options of three years each for a potential nine-year, four-month contract term. The contract value for the basic performance period is $54.9 million. The ELVIS contract was effective on July 1, 2002. With ELVIS, Analex now has approximately 575 employees.

Analex conducts its business through three segments: the Homeland Security Group, supporting intelligence systems; the Systems Engineering Group, supporting the development of space-based systems and the operation of terrestrial assets, including the ELVIS contract; and its ABS subsidiary, pursuing research and business opportunities in the areas of defenses against biological warfare agents and other infectious diseases.

2.    Comparative Results of Operations

The actual results of operations for the three months and six months ended June 30, 2002 are not directly comparable with the corresponding prior year periods. On November 5, 2001, Hadron, Inc. acquired Analex Corporation in a purchase combination. Thus, the three and six month periods for 2001 are reported without the effect of the combination. In an effort to make the comparative results of operations more meaningful, the Company has provided pro-forma results for the three and six months ended June 2001 as if the same organizational structure and operating units had been in place in 2001 as are in place for 2002.

As mentioned above, with the award of the ELVIS contract, the Company is organized in three segments: The Homeland Security Group is expected to account for approximately 43% of the Company’s 2002 revenue. The Homeland Security Group expects to benefit from the country’s shifting priorities and new emphasis on enhanced intelligence capabilities. This Group provides engineering, scientific and information technology services and solutions to assist in the development, implementation and support of intelligence systems. Analex provides these services to various members of the Intelligence community, including the NRO, CRA, NSA, DoD, and major prime contractors.

The Systems Engineering Group is expected to account for approximately 45% of the Company’s 2002 revenues. This Group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle (ELV) engineering, space systems development, and ground support for space operations. This Group’s primary customers, including NASA and major aerospace firms, expects to be beneficiaries of increased defense spending.

ABS is expected to account for approximately 12% of the Company’s 2002 revenues. ABS pursues research and business opportunities in the areas of defenses against, and treatments for, biological warfare agents and other infectious diseases. ABS also provides consulting services regarding biological weapons, threats, and defensive strategies.

3.    Basis of Presentation

The interim consolidated financial statements for Analex Corporation (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”) filed with the Securities and Exchange Commission on March 26, 2002.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. Goodwill is no longer being amortized, effective January 1, 2002.

If SFAS No. 142 had been adopted at the beginning of 2001, the absence of goodwill amortization would have increased net income by $84,000 for the three months ended June 30, 2001, resulting in pro forma three month 2001 net income of $156,000, basic earnings per share of $.02 and diluted earnings per share of $.02. For the six months ended June 30, 2001, the absence of goodwill amortization would have increased net income by $168,000, resulting in pro forma six month net income of $262,000, basic earnings per share of $.04 and diluted earnings per share of $.03.

4.    Debt

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement (“Agreement”) with Bank of America, N.A. The Agreement provides the Company with a $4,000,000 revolving credit facility (the “Credit Facility”) through November 2, 2006 and a five-year $3,500,000 term loan (“Term Loan”). The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of June 30, 2002, the Credit Facility and Term Loan balances were $3,474,000 and $3,092,000, respectively. The interest rate at June 30, 2002 was 4.59% for the Credit Facility and 5.09% for the Term Loan. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. As of June 30, 2002, the Company is in compliance with these covenants. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

The Company’s $3.5 million Term Loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus an applicable margin. The Company has entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt totaling $2,950,000 is swapped into a fixed rate obligation at 4.25% beginning in January 2002. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The total effective interest rate on the swapped portion of the Term Loan amounted to 7.75% at June 30, 2002.

The Company’s comprehensive income for the three months ended June 30, 2002 was $163,500, which includes net income of $204,400 and other comprehensive loss of $40,900 arising from the interest rate swap.

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

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006. The DOJ note payable balance was $1,033,000 as of June 30, 2002.

In May 1999, the Company issued three-year $998,000 convertible notes, to the former shareholders of ATI in connection with the Company’s acquisition of ATI. In May 2002, the remaining convertible notes totaling $102,000 were paid in full.

In connection with the December 1998 purchase of Vail Research and Technology Corporation (“Vail”), the Company issued a non-interest bearing promissory note $100,000. In April 2002, the Company satisfied its obligations with a payment of $30,000.

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Numerator: Net Income	$204,400	$72,400	$599,600	$93,700
Denominator:
Denominator for basic earnings per share:
weighted average shares outstanding	14,395,177	6,517,780	14,390,477	6,511,787
Effect of dilutive securities:
Warrants	1,848,726	1,277,990	1,810,982	1,204,752
Employee stock options	753,236	190,075	686,242	165,973

Denominator for diluted earnings per share	16,997,139	7,985,845	16,887,701	7,882,512

Basic earnings per share	$.01	$.01	$.04	$.01

Diluted earnings per share	$.01	$.01	$.04	$.01

Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

6.    Income Taxes

The provision for income taxes is limited to state taxes and the liability for alternative minimum tax as the majority of income for federal and state tax purposes has been offset by carrying forward net operating losses.

7.    Concentration of Business

Almost all of the Company’s revenues are derived either directly as prime contractor or indirectly as a subcontractor to other government prime contractors. With the award of the ELVIS contract to the Company by NASA, approximately 47% of the Company’s 2002 revenues are expected to be derived, directly and indirectly, from NASA. Approximately 51% of the Company’s 2002 revenues are expected to be derived, from various Department of Defense agencies.

The majority of the Company’s technical and professional services business with governmental departments and agencies is obtained through competitive procurement and through follow-on services related to existing contracts. In certain instances, however, the Company acquires such service contracts because of special professional competency or proprietary knowledge in specific subject areas.

8.    Equity Capital

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

The Company was required by Bank of America to obtain personal guarantees in the amount of $2,000,000, which the Company procured from two individuals, the Company’s Board member Gerald R. McNichols and the president of the Company’s investment banker, J. Richard Knop. The compensation during the period of guaranty is in the form of cash and warrants. In January 2002, 198,522 total warrants were issued pursuant to the guaranty. The Company recorded interest expense of $30,000 and $60,000 and amortization expense of $86,000 and $172,000 for the three and six months ended June 30, 2002, respectively, related to the issuance of warrants.

9.    Business segments

With the award of the ELVIS contract, the Company has reorganized its internal operating structure. Prior to the ELVIS award, the company had three reportable segments, Homeland Security, Aerospace and ABS. With the reorganization, certain divisions of the Aerospace Group were realigned within the Homeland Security Group. The remainder of the Aerospace Group, along with the ELVIS contract, form the Systems Engineering Group.

The three active reportable segments are now the Homeland Security Group, the Systems Engineering Group, and ABS. Together, these segments provide engineering, information technology, medical research or technical services to federal government agencies or major defense contractors. The reportable segments are distinguished by their individual clients, prior experience and technical skills. The Homeland Security Group supports intelligence systems. The Systems Engineering Group supports the development of space-based systems and the operation of terrestrial assets, including the ELVIS contract. ABS pursues research and business opportunities in the areas of defenses against biological warfare agents and other infectious diseases.

Operating results are measured at the net income/(loss) level for each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s corporate amounts consist primarily of certain activities and assets not attributable to the reportable segments.

ANALEX CORPORATION
REPORTABLE SEGMENTS
FASB STATEMENT 131

DESCRIPTON:	THREE MONTHS ENDED JUNE 30, 2002	THREE MONTHS ENDED JUNE 30, 2001	SIX MONTHS ENDED JUNE 30, 2002	SIX MONTHS ENDED JUNE 30, 2001
Trade revenues:
ABS	$1,588,200	$1,161,700	$3,158,400	$1,873,300
Homeland Security Group	6,069,600	3,195,900	12,715,900	6,714,200
Systems Engineering Group	5,270,400		10,089,400
Corporate

Total trade revenues	$12,928,200	$4,357,600	$25,963,700	$8,587,500

Net income/(loss):
ABS	$144,000	$142,100	$206,300	$113,400
Homeland Security Group	384,900	(34,100)	979,000	42,100
Systems Engineering Group	23,900		127,600
Corporate	(348,400)	(35,600)	(713,300)	(61,800)

Total net income	$204,400	$72,400	599,600	93,700

Assets:
ABS	$805,900	$903,800	$805,900	$903,800
Homeland Security Group	12,610,500	4,405,500	12,610,500	4,405,500
Systems Engineering Group	15,574,500		15,574,000
Corporate	997,200	554,400	997,200	554,400

Total assets	$29,988,100	$5,863,700	$29,988,100	$5,863,700

10.    Acquisitions

Effective November 2001, the Company acquired Analex, a professional services and program management firm whose principal customers are NASA and the U.S. intelligence community. The purchase price was satisfied with cash payments of $6,510,000, 3,572,143 shares of Common Stock valued at $4,723,000, the issuance of promissory notes of $773,000, non-compete arrangements of $892,000, and the satisfaction of other certain liabilities of Analex. Pursuant to the Merger Agreement by which Analex was acquired by Hadron, and with the award of the ELVIS contract, an additional payment amounting to $1 million became due to certain of the sellers of Analex. This $1 million is payable over 3 years. The purchase price is subject to adjustment related to the closing balance sheet. Accordingly the final purchase price allocation has not been completed.

The fair value of the assets acquired and liabilities assumed approximated their book value of $5,058,000 and $6,647,000, respectively. The Company incurred financial, legal and accounting costs associated with the Analex purchase of approximately $570,000. Resulting from the acquisition of Analex, the Company recorded goodwill and other intangibles of approximately $16,057,000.

Goodwill related to the acquisition of Analex in November 2001 is subject to SFAS 142, and accordingly has not been amortized. Other intangible assets identified in connection with the acquisition, including non-compete arrangements and contractual relationships, are amortized on a straight-line basis over their estimated lives ranging from three to ten years.

The following table sets forth pro forma results of operations of the Company for the three and six months ended June 30, 2001, as if Analex had been acquired on January 1, 2001:

	Three months ended June 30, 2001	Six months ended June 30, 2001
Revenue	$11,985,400	$24,919,700
Operating income	398,700	745,700
Net loss	(159,100)	(135,200)
Net loss per share:
Basic	(.01)	(.01)
Diluted	(.01)	(.01)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002
TO THE THREE MONTHS ENDED JUNE 30, 2001

Revenues for the three months ended June 30, 2002 were $12,928,200, an increase of $8,570,600 from the period ended June 30, 2001. This increase is primarily due to revenues of $8,462,300 generated by the business units acquired from the former Analex Corporation, acquired in November 2001, coupled with the increased revenues of ABS. Revenues increased $942,800, or 8%, in the quarter ended June 30, 2002 as compared to the pro-forma revenues for the same period in 2001.

Costs of revenue for the quarter ended June 30, 2002 were $11,231,100, an increase of $7,727,500 from the same period of the prior year. The increase is largely due to the costs of revenue of the business units acquired from the former Analex Corporation, coupled with increased ABS costs. Costs of revenue as a percentage of revenues were approximately 87% and 80% for the quarters ended June 30, 2002 and 2001, respectively.

Selling, general and administrative expenses, including amortization of goodwill and other intangibles, totaled $1,219,200 for the June 30, 2002 quarter, compared with $747,500 for the same period of the prior year. The $471,700 increase is primarily due to the addition of the former Analex Corporation’s costs and costs related to key finance, business development and marketing positions filled.

Operating income for the three months ended June 30, 2002 was $477,900, compared to operating income of $106,500 for the period ended June 30, 2001. This $371,400 increase is primarily attributable to the profitability of the business units of the former Analex Corporation, coupled with increased profitability of ABS. Operating income increased $79,200, or 20%, in the quarter ended June 30, 2002 as compared to the pro-forma operating income for the same period in 2001.

Interest expense totaled $241,900 for the June 30, 2002 quarter, compared with $34,000 for the same period of the prior year. The $207,900 increase is due to the Company’s increased debt obligations and financing commitments associated with the acquisition of the former Analex Corporation.

Net income was $204,400 for the quarter ended June 30, 2002, compared to net income of $72,400 for the same period of the prior year. The $132,000 increase resulted primarily from the net income produced by the business units of the former Analex Corporation and ABS respectively, partially offset by increased interest and finance costs associated with the Analex acquisition. Net income increased $363,500 in the three months ended June 30, 2002 as compared to the pro-forma net income for the same period in 2001.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002
TO THE SIX MONTHS ENDED JUNE 30, 2001

Revenues for the six months ended June 30, 2002 were $25,963,700, an increase of $17,376,200 from the period ended June 30, 2001. This increase is primarily due to revenues generated by business units of the former Analex Corporation, acquired in November 2001, coupled with the increased revenues of ABS. Revenues increased $1,044,000, or 4%, in the six months ended June 30, 2002 as compared to the pro-forma revenues for the same period in 2001.

Costs of revenue for the six months ended June 30, 2002 were $22,260,000, an increase of $15,250,800 from the same period of the prior year. The increase is largely due to the costs of revenue of the business units of the former Analex Corporation, coupled with increased ABS costs. Costs of revenue as a percentage of revenues were approximately 86% and 82% for the six month period ended June 30, 2002 and 2001, respectively.

Selling, general and administrative expenses, including amortization of goodwill and other intangibles, totaled $2,537,300 for the six months ended June 30, 2002, compared with $1,388,100 for the same period of the prior year. The $1,149,200 increase is primarily due to the addition of the business units of the former Analex Corporation costs and costs related to key finance, business development and marketing positions filled.

Operating income for the six months ended June 30, 2002 was $1,166,400, compared to operating income of $190,200 for the period ended June 30, 2001. This $976,200 increase is primarily attributable to the profitability of the business units of the former Analex Corporation, coupled with increased profitability of ABS. Operating income increased $420,700, or 56%, in the six months ended June 30, 2002 as compared to the pro-forma operating income for the same period in 2001.

Interest expense totaled $510,400 for the six months ended June 30, 2002, compared with $72,000 for the same period of the prior year. The $438,400 increase is due to the Company’s increased debt obligations and financing commitments associated with the acquisition of Analex.

Net income was approximately $599,600 for the six months ended June 30, 2002, compared to net income of approximately

$94,000 for the same period of the prior year. The $505,600 increase resulted primarily from the net income produced by the business units of the former Analex Corporation, partially offset by the increased interest and finance costs associated with the Analex acquisition. Net income increased $734,800 in the six months ended June 30, 2002 as compared to the pro-forma net income for the same period in 2001.

CAPITAL RESOURCES AND LIQUIDITY

The working capital at June 30, 2002 decreased by approximately $155,000 from December 31, 2001, primarily due to an increase in Other Current Liabilities related to timing differences on employee benefit plans.

In the three months ended June 30, 2002, the Company recorded net income of approximately $204,400 and EBITDA, as defined below, of $551,000, after add-backs for interest of $241,900, depreciation of $26,000, amortization of $74,500, and income taxes of $4,200.

In the six months ended June 30, 2002, the Company recorded net income of approximately $599,600 and EBITDA, as defined below, of $1,319,500, after add-backs for interest of $510,400, depreciation of $55,800, amortization of $140,000,and income taxes of $13,700.

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

Net cash used in operating activities during the six months ended June 30, 2002 was approximately $575,600, as compared with net cash provided of approximately $17,700 during the same period in 2001.

Net cash used in investing activities during the six months ended June 30, 2002 and 2001 was approximately $123,900 and $50,500, respectively. Net cash used in investing activities in each of these periods was for fixed asset purchases.

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

ELVIS Contract

Under the ELVIS contract, Analex will provide a broad range of Expendable Launch Vehicle (ELV) support services for NASA requirements at John F. Kennedy Space Center, Florida; Cape Canaveral Air Force Station, Florida; Vandenberg Air Force Base, California; and other launch site locations. This includes management, operation and maintenance of facilities, systems and equipment, as well as specified technical and administrative capabilities.

The contract covers responsibility for furnishing engineering services; performing safety and mission assurance functions; and providing communications, data and telemetry support. In addition, at Vandenberg, Analex will also be responsible for maintenance of NASA’s administrative, launch support and spacecraft facilities, mission support planning, and customer support for payload processing activities.

The contract has a one-month phase-in period beginning June 1, 2002, to be followed by a three-year, three-month basic period of performance. There are two options of three years each for a potential nine-year, four-month contract term. The contract value for the basic performance period is $54.9 million. The potential contract value including all priced options over nine years, four months is $163.7 million.

Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements contained herein. Such factors and risks include business conditions and growth in the information services, engineering services, software development and government contracting arenas and in the economy in general. Competitive factors include the pressures toward consolidation of small government contracts into larger contracts awarded to major, multi-national corporations; the Company’s ability to continue to recruit and retain highly skilled technical, managerial and sales/marketing personnel; and the Company’s ability to successfully identify, complete and integrate acquisitions. Other risks may be detailed from time to time in the Company’s SEC reports.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its debt. The Company limits these risks by following established risk management policies and procedures including the use of an interest rate swap on $2,550,000 of its $3,092,000 Term Loan to manage, or hedge, interest rate risk. The Company does not enter into derivative instruments for speculative purposes. The Company requires that the hedging derivative instruments are effective in reducing the interest rate risk exposure. The effectiveness is essential for qualifying for hedge accounting. Changes in the hedging instruments fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss).

In conjunction with the Company’s policy to reduce interest rate risk, the Company entered into an interest rate swap in conjunction with its Term Loan to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The swap effectively locks LIBOR at 4.25% plus the applicable margin.

Increases in prevailing interest rates on other debt could increase the Company’s interest payment obligations relating to variable debt such as its revolving credit facility and the unhedged portion of its Term Loan. For example, a 100 basis point increase in interest rates would increase annual interest expense by $14,660, using debt balances at June 30, 2002.

Part II.     Other Information

Item 1.     Legal Proceedings

No material legal proceedings are currently pending.

Item 4.     Submission of Matters to a Vote of Security Holders

a)	The Company’s Annual Meeting of Stockholders was held on May 21, 2002.

b)
At the Annual Meeting, the Company’s stockholders re-elected the Company’s eight directors, approved and ratified the Analex Corporation 2002 Stock Option Plan, approved a proposed name change of the Company to Analex Corporation, approved a proposed change in the state of incorporation of the Company from New York to Delaware, approved an increase in the number of authorized Common Stock to 30,000,000 and the addition of a class of Preferred Stock, and ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year 2002.

The following votes were cast at the Annual Meeting with respect to each of the matters above:

Directors:

Directors	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Jon M. Stout	11,643,547	10,219	—
C.W. Gilluly	11,643,541	10,225	—
Gerald R. McNichols	11,643,541	10,225	—
John D. Sanders	11,643,541	10,225	—
Sterling E. Phillips,Jr.	11,643,541	10,225	—
Shawna Stout	11,643,597	10,169	—
Peter C. Belford, Sr.	11,643,597	10,169	—
Gerald R. Young	11,643,577	10,189	—

Ratification of the Analex Corporation 2002 Stock Option Plan:

Votes For	Votes Against	Abstentions and Broker Non-Votes
11,429,622	72,968	151,176

Approval of the name change of the Company to Analex Corporation:

Votes For	Votes Against	Abstentions and Broker Non-Votes
11,569,047	52,452	32,267

Approval of the change in incorporation of the Company from New York to Delaware:

Votes For	Votes Against	Abstentions and Broker Non-Votes
10,467,584	15,204	1,170,978

Approval to increase the number of authorized Common Stock to 30,000,000 and to add a class of Preferred Stock:

Votes For	Votes Against	Abstentions and Broker Non-Votes
10,309,280	145,525	1,198,961

Approval to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year 2002:

Votes For	Votes Against	Abstentions and Broker Non-Votes
11,640,366	6,690	6,710

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

3.1	Certificate of Incorporation

3.2	Bylaws

3.3	Certificate of Amendment of Certificate of Incorporation, dated November 19, 2001.

3.4	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2002.

10.38	Expendable Launch Vehicle Integrated Support (ELVIS) contract by and between the Registrant and The National Aeronautics and Space Administration (NASA).

10.39	2002 Stock Option Plan

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

The Registrant filed the following Current Reports on or after April 1, 2002 and prior to the date of this Form 10-Q:

1.	Current Report on Form 8-K, dated April 30, 2002, attaching a press release issued by the Registrant announcing its earnings for the quarter ended March 31, 2002.

2.
Current Report on Form 8-K, dated May 22, 2002, attaching a press release issued by the Registrant announcing the filing, by its Advanced Biosystems, Inc. subsidiary, of nine provisional patent applications with the U.S. Patent and Trademark Office.

3.
Current Report on Form 8-K, dated May 29, 2002, attaching a press release issued by the Registrant announcing its award of the Expendable Launch Vehicle Integrated Support (ELVIS) contract by The National Aeronautics and Space Administration (NASA).

4.
Current Report on Form 8-K, dated July 3, 2002, attaching press releases issued by the Registrant announcing that the Registrant had changed its name from Hadron, Inc. to Analex Corporation, changed its trading symbol from HDRN to ANLX, and reorganized in Delaware.

5.
Current Report on Form 8-K, dated August 9, 2002, attaching press releases issued by the Registrant announcing its earnings conference call and Webcast relating to the second quarter of 2002, the award of the DARPA contract and its earnings for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: August 13, 2002

Analex Corporation
(Registrant)

By:	/s/ STERLING E. PHILLIPS, JR.	By:	/s/ RONALD B. ALEXANDER

	Sterling E. Phillips, Jr.		Ronald B. Alexander
	President and Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)