Form 10-Q
period 2002-09-30
ANALEX CORP
filed 2002-11-12
CIK 44800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from                      to

Commission file number 0-5404

ANALEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0869563 (I.R.S. Employer Identification No.)

5904 Richmond Highway
Suite 300
Alexandria, Virginia 22303
(Address of principal executive offices)

Registrant’s Telephone number including area code
(703) 329-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

As of November 7, 2002, 14,442,702 shares of the Common Stock of the registrant were outstanding.

ANALEX CORPORATION

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$455,400	$83,100
Accounts receivable, net	11,325,000	8,377,600
Prepaid expenses and other	182,100	223,300

Total current assets	11,962,500	8,684,000

Fixed assets, net	373,000	260,600
Goodwill	14,821,200	15,638,100
Other Intangibles	654,100	850,500
Contract Rights	964,300	—
Deferred finance costs	167,200	72,500
Other	61,900	119,400

Total other assets	17,041,700	16,941,100

Total assets	$29,004,200	$25,625,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001

	September 30,	December 31,
	2002	2001
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,825,900	$1,371,400
Note payable—line of credit	1,704,800	1,696,500
Note payable—bank term note	700,000	700,000
Notes payable—other	813,800	838,500
Other current liabilities	6,030,100	4,779,400

Total current liabilities	11,074,600	9,385,800

Note payable—bank term note	2,230,300	2,741,600
Notes payable—other	2,661,400	2,262,600
Other	—	60,000

Total long-term liabilities	4,891,700	5,064,200

Commitments and contingencies
Total liabilities	15,966,300	14,450,000

Shareholders’ equity:
Common stock $.02 par; authorized 30,000,000 shares;
issued and outstanding—September 30, 2002 14,442,702 shares
and December 31, 2001, 14,375,975 shares	288,900	287,500
Additional capital	21,160,800	20,726,300
Deferred compensation	(16,200)	(22,300)
Accumulated other comprehensive loss	(92,700)	—
Accumulated deficit	(8,302,900)	(9,816,400)

Total shareholders’ equity	13,037,900	11,175,100

Total liabilities and shareholders’ equity	$29,004,200	$25,625,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2002 and 2001

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$16,318,600	$4,137,300	$42,282,300	$12,724,800

Operating costs and expenses:
Costs of revenue	13,800,100	3,329,100	36,060,100	10,338,300
Selling, general and administrative	1,194,100	600,000	3,591,400	1,847,500
Amortization of goodwill and other intangibles	92,200	84,000	232,200	252,000

Total operating costs and expenses	15,086,400	4,013,100	39,883,700	12,437,800

Operating income	1,232,200	124,200	2,398,600	287,000

Other income (expense):
Interest income	600	—	1,200	—
Interest expense	(269,700)	(25,200)	(780,100)	(97,200)
Other expense	(38,900)	(44,900)	(82,200)	(42,000)

Total other expense	(308,000)	(70,100)	(861,100)	(139,200)

Income before income taxes	924,200	54,100	1,537,500	147,800
Provision for income taxes	10,200	—	23,900	—

Net income	$914,000	$54,100	$1,513,600	$147,800

Net income per share:
Basic	$0.06	$0.01	$0.11	$0.02

Diluted	$0.05	$0.01	$0.09	$0.02

Weighted average number of shares:
Basic	14,238,707	6,536,276	14,408,181	6,520,040

Diluted	17,013,845	8,186,996	16,981,384	7,971,382

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001

	September 30,
	2002	2001
Cash flows from operating activities:
Net income	$1,513,600	$147,800

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	73,700	100,500
Amortization of goodwill	—	252,000
Amortization of intangibles	232,200	—
Non-cash interest expense	270,700	—
Stock compensation expense	6,100	4,000
Changes in operating assets and liabilities:
Accounts receivable	(2,947,400)	356,300
Prepaid expenses and other	41,200	(309,700)
Other assets	57,500	(17,300)
Accounts payable	454,500	(94,800)
Other current liabilities	1,954,900	50,800
Other long-term liabilities	(60,000)	—

Total adjustments	83,400	341,800

Net cash provided by operating activities	1,597,000	489,600

Cash flows from investing activities:
Property additions	(186,200)	(72,100)

Net cash used in investing activities	(186,200)	(72,100)

Cash flows from financing activities:
Proceeds from borrowings on line of credit, net	8,300	1,347,300
Proceeds from stock options exercised	16,400	3,000
Proceeds from sale of common stock		50,000
Proceeds from employee stock purchases	74,000	17,900
Payments on bank loans	(511,300)	(1,968,300)
Payments on other loans	(625,900)	—

Net cash used in financing activities	(1,038,500)	(550,100)

Net increase (decrease) in cash and cash equivalents	372,300	(132,600)
Cash and cash equivalents at beginning of period	83,100	234,900

Cash and cash equivalents at end of period	$455,400	$102,300

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

2.    Comparative Results of Operations

The actual results of operations for the three months and nine months ended September 30, 2002 are not directly comparable with the corresponding prior year periods. On November 5, 2001, Hadron, Inc. acquired Analex Corporation in a purchase combination. Thus, the three and nine month periods ended September 30, 2001 are reported without the effect of the combination. In an effort to make the comparative results of operations more meaningful, the Company has provided pro-forma results for the three and nine months ended September 2001 as if the same organizational structure and operating units had been in place in 2001 as are in place for 2002.

As mentioned above, with the award of the ELVIS contract, the Company is organized in three segments: The Homeland Security Group is expected to account for approximately 43% of the

Company’s 2002 revenue. The Homeland Security Group expects to benefit from the country’s shifting priorities and new emphasis on enhanced intelligence capabilities. This Group provides engineering, scientific and information technology services and solutions to assist in the development, implementation and support of intelligence systems. Analex provides these services to various members of the Intelligence community, including the NRO, CIA, NSA, DoD, and major prime contractors.

The Systems Engineering Group is expected to account for approximately 45% of the Company’s 2002 revenues. This Group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle (ELV) engineering, space systems development, and ground support for space operations. This Group’s primary customers, including NASA and major aerospace firms, expect to be beneficiaries of increased defense spending.

ABS is expected to account for approximately 12% of the Company’s 2002 revenues. ABS pursues research in the areas of defenses against, and treatments for, biological warfare agents and other infectious diseases. ABS also provides consulting services regarding biological weapons, threats, and defensive strategies.

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

If SFAS No. 142 had been adopted at the beginning of 2001, the absence of goodwill amortization would have increased net income by $84,000 for the three months ended September 30, 2001, resulting in pro forma three month 2001 net income of $138,100, basic earnings per share of $.02 and diluted earnings per share of $.02. For the nine months ended September 30, 2001, the absence of goodwill amortization would have increased net income by $252,000, resulting in pro forma nine month net income of $345,700, basic earnings per share of $.05 and diluted earnings per share of $.04.

4.    Debt

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement (“Agreement”) with Bank of America, N.A. The Agreement provides the Company with a $4,000,000 revolving credit facility (the “Credit Facility”) through November 2, 2006 and a five-year $3,500,000 term loan (“Term Loan”). The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of September 30, 2002, the Credit Facility and Term Loan balances were $1,704,800 and $2,930,300, respectively. The interest rate at September 30, 2002 was 4.56% for the Credit Facility and 5.07% for the Term Loan. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. As of September 30, 2002, the Company is in compliance with these covenants. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

The Company’s $3.5 million Term Loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. Beginning in January 2002, the Company has entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt, now totaling $2,425,000 is swapped into a fixed rate obligation at 4.25%. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The total effective interest rate on the swapped portion of the Term Loan amounted to 7.5% at September 30, 2002.

The Company’s comprehensive income for the three months ended September 30, 2002 was $873,600, which includes net income of $914,000 and other comprehensive loss of $40,400 arising from the interest rate swap. The Company’s comprehensive income for the nine months ended September 30, 2002, was $1,420,900, which includes net income of $1,513,600 and other comprehensive loss of $92,700 arising from the interest rate swap.

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling $772,600 with a five-year term, bearing interest at 6%. At September 30, 2002, the Seller Notes had an outstanding balance of approximately $670,000. The Company also entered into non-competition agreements with these sellers for total payments of $540,000 over a three-year period. In addition, the Company entered into non-competition agreements with former employees totaling $352,000, on a discounted basis, payable over various periods.

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006. The DOJ note payable balance was $994,300 as of September 30, 2002.

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

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:	$914,000	$54,100	$1,513,600	$147,800
Net Income
Denominator:
Denominator for basic earnings per share:
weighted average shares outstanding	14,238,707	6,536,276	14,408,181	6,520,040
Effect of dilutive securities:
Warrants	1,894,427	1,379,396	1,841,337	1,268,187
Employee stock options	880,711	271,324	731,866	183,155

Denominator for diluted earnings per share	17,013,845	8,186,996	16,981,384	7,971,382

Basic earnings per share	$.06	$.01	$.11	$.01

Diluted earnings per share	$.05	$.01	$.09	$.01

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

7.    Concentration of Business

Almost all of the Company’s revenues are derived either directly as prime contractor or indirectly as a subcontractor to other government prime contractors. With the award of the ELVIS contract to the Company, approximately 47% of the Company’s 2002 revenues are expected to be derived, directly and indirectly, from NASA. Approximately 51% of the Company’s 2002 revenues are expected to be derived from various Department of Defense agencies.

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

The Company was required by Bank of America to obtain personal guarantees in the aggregate amount of $2,000,000, which the Company procured from two individuals, the Company’s Board member Gerald R. McNichols and the president of the Company’s investment banker, J. Richard Knop. The compensation during the period of guaranty is in the form of cash and warrants. In January 2002, 198,522 total warrants were issued for the calendar year 2002 pursuant to the guaranty. The Company recorded interest expense of $30,000 and $90,000 and non-cash interest expense of $86,000 and $258,000 for the three and nine months ended September 30, 2002, respectively, related to the issuance of the warrants.

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

ANALEX CORPORATION

REPORTABLE SEGMENTS
FASB STATEMENT 131

Description:	Three Months Ended Sept. 30, 2002	Three Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2001
Trade revenues:
ABS	$1,708,000	$1,305,300	$4,866,400	$3,178,600
Homeland Security Group	6,095,800	2,832,000	18,811,700	9,546,200
Systems Engineering Group	8,514,800		18,604,200
Corporate

Total trade revenues	$16,318,600	$4,137,300	$42,282,300	$12,724,800

Net income/(loss):
ABS	$104,200	$143,400	$310,500	$256,800
Homeland Security Group	771,200	(53,000)	1,750,200	(10,900)
Systems Engineering Group	347,300		474,900
Corporate	(308,700)	(36,300)	(1,022,000)	(98,100)

Total net income	$914,000	$54,100	1,513,600	147,800

Assets:
ABS	$1,928,300	$842,600	$1,928,300	$842,600
Homeland Security Group	10,338,200	4,094,200	10,338,200	4,094,200
Systems Engineering Group	15,519,300		15,519,300
Corporate	1,218,400	404,800	1,218,400	404,800

Total assets	$29,004,200	$5,341,600	$29,004,200	$5,341,600

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

The fair value of the assets acquired and liabilities assumed approximated their book value of $5,058,000 and $6,647,000, respectively. The Company incurred financial, legal and accounting costs associated with the Analex purchase of approximately $570,000. Resulting from the acquisition of Analex, the Company recorded goodwill and other intangibles of approximately $15,057,000. In July 2002, the goodwill was adjusted due to resolution of the Analex closing balance sheet. The purchase price has not yet been finalized due to certain contingencies associated with contract rights and other potential adjustments. Accordingly, the final purchase price allocation has not been completed.

Goodwill related to the acquisition of Analex in November 2001 is subject to SFAS 142, and accordingly has not been amortized. Other intangible assets identified in connection with the acquisition, including non-compete arrangements and contractual relationships, are amortized on a straight-line basis over their estimated lives ranging from three to ten years.

The following table sets forth pro forma results of operations of the Company for the three and nine months ended September 30, 2001, as if Analex had been acquired on January 1, 2001:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Revenue	$11,927,300	$36,847,000
Operating income	339,100	1,084,600
Net income	107,200	(28,100)
Net income per share:
Basic	.01	.002
Diluted	.01	.002

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002
TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues for the three months ended September 30, 2002 were $16,318,600, an increase of $12,181,300 from the $4,137,300 in revenues for the period ended September 30, 2001. This increase is primarily due to revenues generated by the business units acquired from the former Analex Corporation, acquired in November 2001, coupled with the increased revenues of ABS and the revenues generated by the newly-awarded ELVIS contract. Revenues increased $4,391,300, or 37%, in the quarter ended September 30, 2002 as compared to the pro-forma revenues of $11,927,000 for the same period in 2001.

Costs of revenue for the quarter ended September 30, 2002 were $13,800,100, an increase of $10,471,000 from the same period of the prior year. The increase is largely due to the costs of revenue of the business units acquired from the former Analex Corporation, coupled with increased ABS costs and costs generated by ELVIS. Costs of revenue as a percentage of revenues were approximately 85% and 80% for the quarters ended September 30, 2002 and 2001, respectively. The decrease is primarily due to the increased volume of NASA contracts which generate smaller profit margins.

Selling, general and administrative expenses, including amortization of goodwill and other intangibles, totaled $1,194,100 for the September 30, 2002 quarter, compared with $600,000 for the same period of the prior year. The $594,100 increase is primarily due to the addition of the former Analex Corporation’s costs and costs related to key finance, business development and marketing positions filled, offset by reduced amortization of goodwill due to implementation of the non-amortization provision of SFAS142 in 2002.

Operating income for the three months ended September 30, 2002 was $1,232,200, compared to operating income of $124,200 for the period ended September 30, 2001. This $1,108,000 increase is primarily attributable to the profitability of the business units of the former Analex Corporation, coupled with increased profitability of ABS, and profitability derived from ELVIS. Operating income increased $893,100, or 260%, in the quarter ended September 30, 2002 as compared to the pro-forma operating income of $339,000 for the same period in 2001.

Interest expense totaled $269,700 for the September 30, 2002 quarter, compared with $25,200 for the same period of the prior year. The $244,500 increase is due to the Company’s increased debt obligations and financing commitments associated with the acquisition of the former Analex Corporation.

Net income was $914,000 for the quarter ended September 30, 2002, compared to net income of $54,100 for the same period of the prior year. The $859,900 increase resulted primarily from the net income produced by the business units of the former Analex Corporation, ELVIS and ABS respectively, partially offset by increased interest and finance costs associated with the Analex acquisition. Net income increased $806,800 in the three months ended September 30, 2002 as compared to the pro-forma net income for the same period in 2001.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002
TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues for the nine months ended September 30, 2002 were $42,282,300, an increase of $29,557,500 from $12,724,800 in revenues for the period ended September 30, 2001. This increase is primarily due to revenues generated by business units of the former Analex Corporation, acquired in November 2001, coupled with the increased revenues of ABS and ELVIS. Revenues increased $5,435,300, or 15%, in the nine months ended September 30, 2002 as compared to the pro-forma revenues of $36,847,000 for the same period in 2001.

Costs of revenue for the nine months ended September 30, 2002 were $36,060,100, an increase of $25,721,800 from the same period of the prior year. The increase is largely due to the costs of revenue of the business units of the former Analex Corporation, coupled with increased ABS costs and ELVIS. Costs of revenue as a percentage of revenues were approximately 85% and 81% for the nine month period ended September 30, 2002 and 2001, respectively. The decrease is primarily due to the increased volume of NASA contracts which generate smaller profit margins.

Selling, general and administrative expenses, including amortization of goodwill and other intangibles, totaled $3,591,400 for the nine months ended September 30, 2002, compared with $1,847,500 for the same period of the prior year. The $1,743,900 increase is primarily due to the addition of the business units of the former Analex Corporation costs and costs related to key finance, business development and marketing positions filled, offset by reduced amortization of goodwill due to implementation of the non-amortization provision of SFAS142 in 2002.

Operating income for the nine months ended September 30, 2002 was $2,398,600, compared to operating income of $287,000 for the period ended September 30, 2001. This $2,111,600 increase is primarily attributable to the profitability of the business units of the former Analex Corporation, coupled with increased profitability of ABS and ELVIS. Operating income increased $1,313,800, or 121%, in the nine months ended September

30, 2002 as compared to the pro-forma operating income of $1,084,800 for the same period in 2001.

Interest expense totaled $780,100 for the nine months ended September 30, 2002, compared with $97,200 for the same period of the prior year. The $682,900 increase is due to the Company’s increased debt obligations and financing commitments associated with the acquisition of Analex.

Net income was approximately $1,513,600 for the nine months ended September 30, 2002, compared to net income of approximately $147,800 for the same period of the prior year. The $1,365,800 increase resulted primarily from the net income produced by the business units of the former Analex Corporation, partially offset by the increased interest and finance costs associated with the Analex acquisition. Net income increased $1,541,700 in the nine month ended September 30, 2002 as compared to the pro-forma net income for the same period in 2001, due to the award of the ELVIS contract.

CAPITAL RESOURCES AND LIQUIDITY

The working capital at September 30, 2002 increased by approximately $814,500 from December 31, 2001, primarily due to an increase in cash and accounts receivable partially offset by an increase in accounts payable and other current liabilities.

In the three months ended September 30, 2002, the Company recorded net income of approximately $914,000 and EBITDA, as defined below, of $1,302,800, after add-backs for interest of $269,100, depreciation of $17,300, amortization of $92,200, and income taxes of $10,200.

In the nine months ended September 30, 2002, the Company recorded net income of approximately $1,513,600 and EBITDA, as defined below, of $2,622,300, after add-backs for interest of $778,900, depreciation of $73,700, amortization of $232,200,and income taxes of $23,900.

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

Net cash provided by operating activities during the nine months ended September 30, 2002 was approximately $1,597,000, as compared with net cash provided of approximately $489,600 during the same period in 2001. This increase was due to the Company’s increased profitability.

Net cash used in investing activities during the nine months ended September 30, 2002 and 2001 was approximately $186,200 and $72,100, respectively. Net cash used in investing activities in each of these periods was for fixed asset purchases.

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

The contract had a one-month phase-in period in June 2002, which is followed by a three-year, three-month basic period of performance. There are two options of three years each for a potential nine-year, four-month contract term. The contract value for the basic performance period is $54.9 million. The potential contract value including all priced options over nine years, four months is $163.7 million. However, total 9-year contract value may be increased as a result of additional task orders which may be issued under the contract as required.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its debt. The Company limits these risks by following established risk management policies and procedures including the use of an interest rate swap on $2,366,700 of its $2,930,300 Term Loan to manage, or hedge, interest rate risk. The Company does not enter into derivative instruments for speculative purposes. The Company requires that the hedging derivative instruments are effective in reducing the interest rate risk exposure. The effectiveness is essential for qualifying for hedge accounting. Changes in the hedging instruments fair value related to the effective portion of the risk being hedged are included in accumulated other comprehensive income (loss).

In conjunction with the Company’s policy to reduce interest rate risk, the Company entered into an interest rate swap in conjunction with its Term Loan to hedge the variability of monthly cash outflows attributable to changes in LIBOR. The swap effectively locks LIBOR at 4.25% with interest on its Term Loan, thus, 4.25% plus the credit performance margin.

Increases in prevailing interest rates on other debt could increase the Company’s interest payment obligations relating to variable debt such as its revolving credit facility and the unhedged portion of its Term Loan. For example, a 100 basis point increase in interest rates would increase annual interest expense by $23,000, using debt balances at September 30, 2002.

Item 4.     Controls and Procedures

Within 90 days prior to the date of this report, the Company’s disclosure controls and procedures were evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Such controls and procedures were deemed to be effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

Part II.    Other Information

Item 1.     Legal Proceedings

No material legal proceedings are currently pending.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Registrant filed the following Current Reports on or after April 1, 2002 and prior to the date of this Form 10-Q:

1.	Current Report on Form 8-K, dated April 30, 2002, attaching a press release issued by the Registrant announcing its earnings for the quarter ended March 31, 2002.

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

5.
Current Report on Form 8-K, dated August 12, 2002, attaching press releases issued by the Registrant announcing its earnings conference call and Webcast relating to the second quarter of 2002, the award of the DARPA contract and its earnings for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: November 12, 2002

Analex Corporation (Registrant)

By:	/s/ STERLING E. PHILLIPS, JR.	By:	/s/ RONALD B. ALEXANDER
	Sterling E. Phillips, Jr. President and Chief Executive Officer (Principal Executive Officer)		Ronald B. Alexander Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Analex Corporation (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Sterling E. Phillips, Jr., Chief Executive Officer of the Company, and Ronald B. Alexander, Chief Financial Officer, (the “Signing Officers”) hereby certify, pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Signing Officers have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 (the “Report”).

(2)
Based on the Signing Officers’ knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

(3)
Based on the Signing Officers’ knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in the Report.

(4)	The Signing Officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to such Signing Officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c.	presented in the Report such Signing Officers’ conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

(5)	The Signing Officers have disclosed to the Company’s auditors and the Audit Committee of the Board of Directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize, and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)
The Signing Officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent of the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Sterling E. Phillips, Jr.
Sterling E. Phillips, Jr. Chief Executive Officer November 12, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Analex Corporation (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Sterling E. Phillips, Jr., Chief Executive Officer of the Company, and Ronald B. Alexander, Chief Financial Officer, (the “Signing Officers”) hereby certify, pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Signing Officers have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 (the “Report”).

(2)
Based on the Signing Officers’ knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

(3)
Based on the Signing Officers’ knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in the Report.

(4)	The Signing Officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to such Signing Officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c.	presented in the Report such Signing Officers’ conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

(5)	The Signing Officers have disclosed to the Company’s auditors and the Audit Committee of the Board of Directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize, and report financial data and have identified for the issuer’ auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)
The Signing Officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent of the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ronald B. Alexander
Ronald B. Alexander Chief Financial Officer November 12, 2002