Form 10-K
period 2002-12-31
ANALEX CORP
filed 2003-03-25
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the Year Ended December 31, 2002

Commission File Number 0-5404

Analex Corporation

(Exact name of registrant as specified in its charter)

Delaware	71-0869563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5904 Richmond Highway, Suite 300 Alexandria, Virginia 22303

(Address of principal executive offices)

Registrant’s telephone number including area code

(703) 329-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered:
Common Stock, par value $0.02 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes  ☐  No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price of the common stock on the American Stock Exchange on March 13, 2003) was approximately $14,468,900.

As of March 13, 2003, 14,488,578 shares of the common stock of the registrant were outstanding.

Documents incorporated by reference. (1) Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2003 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report pursuant to General Instruction G(3) to Form 10-K.

PART I

Item 1. Business

Introduction

Analex Corporation (“Analex” or the “Company”) specializes in providing information technology, engineering and bio-defense services and solutions in support of our nation’s security. Analex focuses on developing innovative technical approaches for the intelligence community, analyzing and supporting defense systems, designing, developing and testing aerospace systems and developing medical defenses and treatments for infectious agents used in biological warfare and terrorism. Analex has three strategic business units. The Homeland Security Group provides information technology services, systems integration, hardware and software engineering and independent quality assurance in support of the U.S. intelligence community and Department of Defense. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors such as Lockheed Martin and Northrop Grumman. Advanced Biosystems, Inc. a wholly owned subsidiary, focuses on development of medical defenses against, and treatments for, biological warfare agents that threaten military and civilian populations.

Name Change

Pursuant to an approval voted by the Company’s shareholders at its annual shareholder meeting held on May 21, 2002, Hadron, Inc. changed its name on July 1, 2002, to Analex Corporation by merging Hadron, Inc. into its wholly owned subsidiary Analex Corporation. Hadron acquired Analex on November 5, 2001. Hadron’s name was changed to Analex to improve marketing effectiveness and take advantage of Analex’s broader name recognition in both the intelligence and aerospace systems engineering market segments. Under the resulting corporate structure, Analex Corporation has two wholly owned subsidiaries, SyCom Services Inc. (“SyCom”) and Advanced Biosystems, Inc. (“ABS”).

Operations

The Company has three operating units, the Homeland Security Group, Advanced Biosystems, Inc., and the Systems Engineering Group, whose descriptions follow.

Homeland Security Group

Since 1964, the Company has provided hardware and software engineering, systems integration, information technology solutions and independent quality assurance to support the requirements of the U.S. intelligence community. The Company’s role in the support of the intelligence community brings specialized skills to a broad set of technical requirements. In the area of Intelligence, Reconnaissance and Surveillance (“ISR”), it provides solutions that enable the simulation of a realistic operational environment so that satellites and related systems can be tested prior to deployment. The Company performs verification and validation of test results to ensure the reliability of the data and also develops radar, modeling and simulation, and system software, all in support of testing, collecting, and analyzing data from various intelligence systems.

The Company is an independent expert in the design and testing of expendable launch vehicles (“ELV”) for the Department of Defense (“DoD”) and intelligence community. Its highly specialized expertise provides test analysis and independent validation and verification (“IV&V”) support in areas such as Structural Dynamics, Trajectory and Performance, Thermal System Performance, and Range Safety.

The Company provides IV&V services to the United States Air Force and the National Reconnaissance Office (“NRO”) in support of launches of the Atlas and Titan ELV’s. The Company’s contribution to the success and reliability of these launches has earned two prestigious awards: the DoD’s David Packard Excellence in Acquisition Award, and the NRO’s Gold Medal Award.

The Company supports other intelligence agencies such as the National Security Agency and the Central Intelligence Agency by providing software development, systems integration, configuration management and network administration services. In addition, the Company develops and conducts training of military personnel in debriefing and interrogating enemy combatants.

Advanced Biosystems, Inc.

The Company’s role in bio-defense began in 1999 when it established its Advanced Biosystems (“ABS”) subsidiary. Since then, an elite group of biologists, immunologists and other researchers have conducted research to develop effective medical defenses and treatments for anthrax, smallpox and other biological warfare agents.

ABS scientists play a significant role in advising Congress, members of the Bush administration, DoD officials and senior members of the medical community on strategies for bio-defense. ABS also provides training on biological warfare agents, their effects, and defensive strategies to improve preparedness. ABS has been awarded almost $12 million in contracts with the U.S. Defense Advanced Research Projects Agency (“DARPA”) for development of non specific-immunity based defenses against biological threat agents. ABS was awarded a grant from the National Institutes of Health (“NIH”) to study the role of certain cellular components in blocking the development of Anthrax. In total, ABS has received to date more than $17 million in research grants.

In December 2002, ABS entered into a Memorandum of Understanding with George Mason University regarding collaborative efforts on certain projects and the use of George Mason laboratory facilities. ABS’ Chief Scientist, Dr. Ken Alibek, also serves as Executive Director of the George Mason Center for Biodefense and a member of the George Mason faculty.

Systems Engineering Group

The Systems Engineering Group provides sophisticated professional services to NASA, the DoD and major aerospace contractors such as Lockheed Martin and Northrop Grumman. The Company provides engineering and information technology services to assist in the development of space systems and support operations of terrestrial assets. These systems include expendable launch vehicles, satellites, space-based experiments, and components and payloads associated with the International Space Station. The Company also supports a major aerospace firm in development of sophisticated airborne electronic sensors and systems.

On May 29, 2002, Analex announced that it had been awarded a $164 million Expendable Launch Vehicle Integrated Support (“ELVIS”) prime contract by NASA. The ELVIS contract was effective July 1, 2002 and has a nine-year and four-month period of performance including all options.

Under the ELVIS contract, Analex will provide a broad range of Expendable Launch Vehicle (ELV) support services for NASA requirements at John F. Kennedy Space Center, Florida; Cape Canaveral Air Force Station, Florida; Vandenberg Air Force Base, California; and other locations. Under the contract, Analex is responsible for engineering services, performing safety and mission assurance functions, and providing communications, computing and telemetry support.

The Company provides a broad range of aerospace engineering services to support the programs of NASA Glenn Research Center (“GRC”) in Cleveland, Ohio. These support services include development of next generation launch vehicles, engineering design and development of aerospace systems, engineering support to research and technology development, engineering support to operations of experimental systems, and project management support.

Under the Microgravity Research Development and Operations Contract (“MRDOC”), the Company also supports GRC in development of an automated laboratory environment to be installed aboard the International Space Station to enable research in the performance of fluids and combustion in the near-zero gravity of space. The Company participates in the design, development, manufacturing, test and delivery of the Fluids and Combustion Facility and associated subsystems.

Recent Developments

On March 4, 2003, Analex began trading on the American Stock Exchange “Amex” under the symbol NLX.

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

The Company maintains a primary commitment to its current direct and indirect government clients, while intensifying its business development efforts to win additional government clients. The Company is continuing efforts to diversify its client base.

Direct and indirect contracts with government defense and intelligence agencies comprise the majority of the Company’s business base, and competition for government-funded projects continues to exert pressure on profit margins. The majority of the Company’s contracts are fixed price – level of effort and time and material type contracts.

The Company’s backlog of orders believed to be firm as of December 31, 2002 approximated $169 million. The portion expected to be realized within 2003 is $35 million. Included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

As of December 31, 2002, the Company (including its subsidiaries) employed approximately 534 people. Certain of the Company’s employees are members of unions, and employee relations are believed by management to be generally good. In October 2002, the Company entered into a three-year Collective Bargaining Agreement with the International Brotherhood of Teamsters representing approximately 32 employees on the NASA ELVIS contract at Vandenberg Air Force Base in California. In February 2003, the Company entered into a three-year Collective Bargaining Agreement with the International Brotherhood of Electrical Workers representing approximately 12 employees on the NASA ELVIS conrtract at the Kennedy Space Center in Florida.

Raw materials, patents, licenses, trademarks, franchises and concessions are not materially important to the conduct of the Company’s business and the Company’s business is not seasonal.

Government Procurement

The principal customer for the Company’s services is the United States government. The Company’s sales to the U.S. government and its prime contractors represented approximately 98% of total net sales during the Company’s twelve months ended December 31, 2002, 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal year 2000, and are expected to continue to account for a substantial portion of the Company’s revenues for the foreseeable future.

The principal U.S. government customer is the DoD, which, directly or through its prime contractors, accounted for approximately 52%, 64%, 70%, 76%, and 92% of the Company’s revenues in the twelve months ended December 31, 2002, 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal year 2000, respectively. With the acquisition of the former Analex Corporation, the National Aeronautics and Space Administration (“NASA”) became a significant customer, generating 45% and 11% of revenues for the twelve months ended December 31, 2002 and 2001.

The Company’s contracts with the U.S. government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time, and generally do not require the purchase of a fixed quantity of services or products. Reductions in U.S. government defense spending could adversely affect the Company’s operating results. While the Company is not aware of present or anticipated reductions in U.S. government spending on specific programs or contracts, there can be no assurance that such reductions will not occur or that decreases in U.S. government defense spending in general will not have an adverse effect on the Company’s revenues in the future. Contracts with the U.S. government are subject to audit by the Defense Contract Audit Agency (“DCAA”).

The Company has been a contractor or subcontractor with the DoD continuously since 1973 with periodic renewals. During this time, neither the Company nor its subsidiaries have experienced any material adjustment of profits under these contracts. However, no assurance can be given that the DoD will not seek and obtain an adjustment of profits in the future. All U.S. government contracts contain clauses that allow for the termination of contracts at the convenience of the U.S. government.

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

Available Information

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company. The Company also provides a link to certain of its most recent filings with the SEC at the Company’s Internet site at http://www.analex.com. The information contained on the Company’s Internet site is not part of this Annual Report.

Item 2. Properties

The Company owns no real property. As of December 31, 2002, the Company leased a total of 68,373 square feet of office space at various locations in Virginia, Maryland, Colorado and Ohio. These leases expire between February 2002 and September 2006. (See Note 11 of the Notes to Consolidated Financial Statements.)

Item 3. Legal Proceedings

No material legal proceedings are currently pending.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item	5. Market for Registrant’s Common Equity and Related Stockholder Matters

Prior to March 3, 2003, the Company’s common stock was traded over the counter (OTC) and quoted on the OTC Bulletin Board under the symbol “ANLX”. On March 4, 2003, the common stock was listed on the American Stock Exchange and began trading under the symbol “NLX”.

The range of high and low bid quotations for the Common Stock, as reported by the OTC Bulletin Board, for each quarterly period during 2002, 2001, the six-month period ended December 31, 2000 and fiscal year 2000 is shown below. The prices presented below reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.

Year Ended December 31, 2002	High	Low
First Quarter (1/1 to 3/31/02)	2.45	1.60
Second Quarter (4/1 to 06/30/02)	2.85	1.73
Third Quarter (7/1 to 09/30/02)	2.88	2.09
Fourth Quarter (10/1 to 12/31/02)	2.65	2.30

Year Ended December 31, 2001	High	Low
First Quarter (1/1 to 3/31/01)	1.44	.81
Second Quarter (4/1 to 06/30/01)	1.40	1.00
Third Quarter (7/1 to 09/30/01)	2.50	1.06
Fourth Quarter (10/1 to 12/31/01)	4.55	1.40

Period Ended December 31, 2000	High	Low
First Quarter (7/1 to 9/30/00)	1.06	.63
Second Quarter (10/1 to 12/31/00)	1.56	.75

Fiscal Year Ended June 30, 2000	High	Low
First Quarter (7/1 to 9/30/99)	1.28	.63
Second Quarter (10/1 to 12/31/99)	.75	.50
Third Quarter (1/1 to 3/31/00)	2.00	.47
Fourth Quarter (4/1 to 6/30/00)	1.56	.75

As of March 14, 2003, there were approximately 2,234 shareholders of record of the Company’s Common Stock. No cash dividends were paid during 2002 or during the past three fiscal years, and no dividends are expected to be declared during 2003.

The Company does not have any equity compensation program that was not approved by stockholders. Set forth below is certain information as of December 31, 2002, regarding equity compensation plans that have been approved by stockholders

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under the plan(s)
Stock Option Plans	2,456,100	$1.55	666,900

Item 6. Selected Financial Data

The following selected consolidated financial data as of December 31, 2002 and 2001, for the six months ended December 31, 2000 and 1999 and for the fiscal years ended June 30, 2000, 1999 and 1998 have been taken from the consolidated financial statements of the Company. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included elsewhere in this Report.

(In thousands of dollars, except per share amounts)

	Year Ended 12/31/02	Year Ended 12/31/01	Six Months Ended 12/31/00	Unaudited Six Months Ended 12/31/99	Fiscal Year 6/30/00	Fiscal Year 6/30/99	Fiscal Year 6/30/98

Total Revenues (1)	$59,317	$21,936	$8,943	$10,267	$19,901	$20,333	$21,134
Operating Income (Loss)	3,524	432	190	(481)	(421)	63	888
Interest Expense, net of Interest income	1,018	217	112	167	324	78	56
Income (Loss) Before income taxes	2,506	216	85	(631)	(724)	48	819
Net Income (Loss) (1)	2,357	196	85	(631)	(745)	34	761
Income (Loss) per share
Basic	.16	.03	.01	(.24)	(.23)	.02	.45
Diluted	.14	.02	.01	(.24)	(.23)	.01	.26
At Period End:
Total Assets	30,784	25,625	5,784	6,127	5,951	6,690	3,507
Long-term Liabilities	4,430	5,064	412	1,040	702	2,160	53
Working Capital (Deficit)	676	(702)	266	(1,454)	(13)	(67)	(186)
Shareholders’ Equity (Deficit)	13,902	11,175	2,002	(80)	1,535	456	22

(1)	See Item 7 “Management’s Discussion and Analysis” for an explanation of events that materially affect comparability.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements. The Company believes that the following critical accounting policies require significant management judgments, estimates and assumptions in the preparation of the consolidated financial statements.

Revenue

The Company’s contracts with the government are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by the Company’s employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract-allowable costs are incurred and fees earned. Revenues for time and materials contracts are recorded on the basis of contract-allowable labor hours worked multiplied by the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenue on certain fixed-price service contracts are recorded each period based on a monthly amount for services provided. Revenues on other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. In the normal course of business, the Company may be party to claims and disputes resulting from modifications and change orders and other contract matters. Claims for additional contract compensation are recognized when realization is probable and estimable.

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

Derivatives

The Company utilizes an interest rate swap to manage interest rate exposure. The interest rate swap has been designated as a cash flow hedge, wherein the effective portion of the change in value of the derivative instrument, based on market pricing, is reported as a component of other comprehensive income (loss) and is reclassified into earnings as interest expense in the period when the hedged transaction affects earnings. The ineffective portion of the change in value of the derivative instrument, if any, is recognized in current earnings during the period of change. The interest rate swap is carried at fair value in other liabilities.

Results of Operations

Comparison Of Year Ended December 31, 2002 To

the Twelve Months Ended December 31, 2001

Revenues for the twelve months ended December 31, 2002 were approximately $59,317,000, a 170% increase from the $21,936,000 in revenues for the twelve-month period ended December 31, 2001. This increase is primarily due to revenue generated by the former Analex Corporation, acquired in November 2001, coupled with revenue generated by the NASA ELVIS contract that began July 1, 2002.

Costs of revenue for the twelve months ended December 31, 2002 were approximately $50,437,000, an increase of approximately 178% from the same period of the prior year. The increase is primarily due to the costs of revenue of the former Analex Corporation, coupled with costs associated with the ELVIS contract. Costs of revenue as a percentage of revenues were approximately 85% for the twelve months ended December 31, 2002 and approximately 83% for the twelve months ended December 31, 2001.

Selling, general and administrative expenses totaled approximately $5,049,000, 8.5% of revenues, for the twelve months ended December 31, 2002, compared with approximately $2,968,000, 13.5% of revenues, for the twelve months ended December 31, 2001. The $2,081,000, or 70% increase is primarily due to the addition of the former Analex Corporation’s costs and the costs associated with capturing the ELVIS contract. However, the increase in the Company’s revenues reduced selling, general and administrative expenses as a percentage of revenues, allowing the Company to increase spending on such items as new business development while improving operating profit margins.

The Company had operating income of approximately $3,524,000 for the twelve months ended December 31, 2002, compared to operating income of approximately $432,200 for the twelve month period ended December 31, 2001. This $3,091,800 increase is primarily attributable to the profitability of the former Analex Corporation along with profits generated by the ELVIS contract.

The Company had interest expense of $1,018,300 for the twelve months ended December 31, 2002, compared to interest expense of $225,200 for the twelve month period ended December 31, 2001. The increase is primarily due to interest on debt related to the acquisition of Analex Corporation.

The Company had amortization expense of $307,600 for the twelve months ended December 31, 2002, compared to amortization expense of $378,400 for the twelve month period ended December 31, 2001. The decrease in amortization expense is due to the implementation of SFAS 142, which ceased amortization of a 1999 acquisition, partially offset by amortization of certain intangible assets related to the acquisition of Analex Corporation.

Net income was approximately $2,356,600 for the twelve months ended December 31, 2002, compared to net income of approximately $196,000 for the twelve months ended December 31, 2001. The $2,160,600 increase resulted primarily from net income produced by the former Analex Corporation along with income generated by the ELVIS contract.

Results of Operations

Comparison Of Year Ended December 31, 2001 To

the Unaudited Twelve Months Ended December 31, 2000

Revenues for the twelve months ended December 31, 2001 were approximately $21,936,000, an 18% increase from the unaudited $18,577,400 in revenues for the twelve-month period ended December 31, 2000. This increase is primarily due to the addition of two months of revenues, totaling $4,658,000, generated by the former Analex Corporation, acquired in November 2001, coupled with the increased revenues of ABS, partially offset by decreased revenues of the Homeland Security Group.

Costs of revenue for the twelve months ended December 31, 2001 were approximately $18,158,000, an increase of approximately 18% from the same period of the prior year. The increase is primarily due to the costs of revenue of the former Analex, coupled with increased ABS costs, partially offset by decreased costs of the Homeland Security Group. Costs of revenue as a percentage of revenues were approximately 83% for the twelve months ended December 31, 2001 and 2000.

Selling, general and administrative expenses totaled approximately $2,968,000 for the twelve months ended December 31, 2001, compared with approximately $2,573,000 for the twelve months ended December 31, 2000. The $395,000, or 15% increase is primarily due to the addition of the former Analex Corporation’s costs and the costs associated with the acquisition.

The Company had operating income of approximately $432,200 for the twelve months ended December 31, 2001, compared to operating income of approximately $250,000 for the twelve month period ended December 31, 2000. This $182,200 increase is primarily attributable to the profitability of the former Analex Corporation partially offset by the Company’s acquisition costs.

The Company had amortization expense of $378,400 for the twelve months ended December 31, 2001, compared to $335,100 for the twelve months ended December 31, 2000. This increase is due to amortization of certain intangible assets related to the acquisition of Analex Corporation.

Net income was approximately $196,000 for the twelve months ended December 31, 2001, compared to a net loss of approximately $29,000 for the twelve months ended December 31, 2000. The $225,000 increase resulted primarily from the $350,000 net income produced by the former Analex Corporation, coupled with the $186,000 net income of ABS, partially offset by the $10,000 net loss of the Homeland Security Group and increased costs associated with the Analex acquisition.

Results of Operations

Comparison Of Six Month Period Ended December 31, 2000

To the Unaudited Six Month Period Ended December 31, 1999

Revenues for the six months ended December 31, 2000 were approximately $8,943,000, a 13% decrease from the unaudited $10,267,300 in revenue for the period ended December 31, 1999. This decrease is primarily due to the loss of billable personnel resulting from the hiring of certain of the Company’s technical employees by the Homeland Security Group’s major client, Johns Hopkins University’s Applied Physics Laboratory (“APL”), partially offset by additional revenue produced by ABS. The Company’s billable staff dedicated to the APL contracts decreased 83% between December 31, 1999 and December 31, 2000.

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

Selling, general and administrative expenses totaled approximately $984,000 for the six months ended December 31, 2000, compared with approximately $1,823,300 for the same period of the prior year. The $839,300, or 46%, decrease is primarily due to the Company’s aggressive cost reduction and containment program.

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

Capital Resources and Liquidity

The working capital at December 31, 2002 increased by approximately $1,377,300 from December 31, 2001, primarily due to increased profitability generated by the Company’s purchase of the former Analex Corporation and the award of the ELVIS contract.

In the twelve months ended December 31, 2002, the Company recorded net income of $2,356,600 and EBITDA of $3,943,000, after add-backs for interest of $1,018,300, taxes of $149,100, depreciation of $111,400 and amortization of $307,600.

The Company believes that cash provided by operations, together with its expected capacity to raise additional financing, if needed, should be adequate to service its obligations as they come due.

EBITDA consists of earnings before interest expense, interest and other income, income taxes, depreciation and amortization. EBITDA does not represent funds available for the Company’s discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the U.S. EBITDA excludes components that are significant in understanding and assessing the Company’s results of operations and cash flows. EBITDA is considered to be relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of the Company’s operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to the Company’s ability to meet future debt service, capital expenditure and working capital requirements.

Net cash provided by operating activities was $1,299,500 during the twelve months ended December 31, 2002, compared to a net use of cash from operating activities of $435,400 for the prior year. The increased net cash provided by operating activities resulted primarily from increased net income in 2002 compared to 2001.

Net cash used in investing activities during the twelve months ended December 31, 2002 was $240,000. Net cash used in investing activities in this period was for fixed asset purchases and legal fees associated with the filing of patent applications for ABS.

Net cash used by financing activities in 2002 amounted to $840,800 compared to net cash provided by financing activities in 2001 of $6,537,500. In 2002 the Company paid down net bank debt of

$1,000,500 compared to net bank borrowings of $2,335,400 and net proceeds from the issuance of common stock of $3,917,600 in 2001 associated with the acquisition of the former Analex Corporation. For 2002, the Company generated a net increase in cash and equivalents of $218,700 compared to a net decrease of $151,800 in 2001.

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement with Bank of America, which provides the Company with a $4,000,000 Revolving Credit Facility through November 2, 2006 and a five-year $3,500,000 Term Loan. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. In August 2002, the credit limit on the Revolving Credit Facility was increased to $8,000,000. At December 31, 2002, the outstanding balance on the Revolving Credit Facility was $2.2 million and the outstanding balance on the Term Loan was $2.7 million.

Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company. The Company was required by Bank of America to obtain personal guarantees in the amount of $2,000,000, which the Company procured from two individuals, the Company’s Board member Gerald R. McNichols and the Company’s Investment Banker J. Richard Knop. The compensation during the period of guaranty is in the form of cash and warrants. On December 20, 2002, Mr. McNichols and Mr. Knop were released from their guarantees.

In October 2001, the Company issued 3,961,060 shares of Common Stock for aggregate consideration of approximately $3,868,000 through a private placement pursuant to Regulation D under the Securities Act of 1933 consisting of (i) the Company’s Common Stock at a price of $1.14 per share to purchasers who purchased less than $500,000 worth thereof or (ii) units consisting of the Company’s Common Stock and warrants to purchase 0.2061 shares of the Company’s Common Stock at an exercise price of $0.02 per share for each share purchased at a price of $1.14 per unit for purchasers who purchased $500,000 or more of the Company’s equity. Two of such purchasers are directors or affiliates of a director. All of these proceeds were directed to financing the acquisition of Analex.

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling $773,000 with a five-year term, bearing interest at 6%. At December 31, 2002, the outstanding balance on the promissory notes was $635,900. The Company also entered into non-competition agreements with these Sellers for total payments of $540,000 over a three-year period. In addition, the Company entered into non-competition agreements with former employees totaling $352,000, on a discounted basis, payable over various periods. At December 31, 2002, the outstanding balance on the non-competition agreements was $540,000.

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006. At December 31, 2002, the outstanding balance on the DOJ note payable was $946,400.

On May 29, 2002, Analex announced that it had been awarded a $164 million Expendable Launch Vehicle Integrated Support (“ELVIS”) prime contract by NASA. In conjunction with this award the Company issued promissory notes to certain Analex sellers totaling $1,000,000 with a three-year term, bearing interest at prime plus 1%. At December 31, 2002, the outstanding balance on these notes was $916,700.

Contractual Obligations

The Company has contractual obligations to pay long-term debt, leases and other non-cancelable obligations. The following table aggregates the amounts of these obligations as of December 31, 2002:

Year	Long-term debt (1)	Operating Leases	Non-compete Agreements	Total
2004	$1,468,900	$1,037,600	$261,900	$2,768,400
2005	1,412,700	774,200	242,700	2,429,600
2006	922,500	56,200	16,400	995,100
2007			13,700	13,700

Total contractual obligations	$3,804,100	$1,868,000	$534,700	$6,206,800

(1)	Does not include line of credit.

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

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”(“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that adoption of SFAS No. 143 will have a material impact, either positive or negative, on future results of operations or financial condition.

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets, including intangible assets with finite lives. The effective date for the Company’s implementation of SFAS No. 144 was January 1, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ending March 31, 2003.

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

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet and included in other long-term liabilities with a corresponding adjustment to either accumulated other comprehensive income/(loss) or in earnings depending on the hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income/(loss). Over time, the unrealized gains/losses held in accumulated other comprehensive income/(loss) will be recognized in earnings consistent with when the hedged items are recognized in earnings.

Under the interest rate swap, the Company pays the bank at a fixed rate and receives variable interest at a rate approximating the variable rate of the Company’s debt, thereby creating the equivalent of a fixed rate obligation. The following table summarizes the original financial terms of the Company’s interest rate swap:

Notional Value	Variable Rate Received	Fixed Rate Paid	Effective Date	Expiration Date
$2,950,000	LIBOR	4.25%	1/1/02	12/1/04

The notional value of the interest rate swap declines as the amount of the Term Loan is paid down. At December 31, 2002, the notional value of the swap was $2,350,000. Increases in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $51,000, based on debt levels at December 31, 2002.

Item 8. Financial Statements and Supplementary Data

The information required by this item is set forth under Item 15(a), which information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Managementand Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted in reliance on General Instruction G(3) to Form 10-K and are incorporated herein by reference to the Company’s definitive proxy statement with respect to its 2003 annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

Report of Independent Auditors	F-1
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-2

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001, the six-month period ended December 31, 2000, the unaudited six-month period ended December 31, 1999, and the fiscal year ended June 30, 2000

F-4
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2002 and 2001, the six-month period ended December 31, 2000, and the fiscal year ended June 30, 2000	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2002 and 2001, the six-month period ended December 31, 2000, the unaudited six-month period ended December 31, 1999, and the fiscal year ended June 30, 2000

F-6
Notes to Consolidated Financial Statements	F-7

(a) (2) Financial Statement Schedules

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a) (3) Exhibits

Exhibit No.
2.1

Stock Purchase Agreement dated as of December 18, 1998 among Jeannine Mantz, Hadron, Inc., and Vail Research and Technology Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed January 4, 1999, Exhibit No. 2.2).

2.2	Stock Purchase Agreement dated as of May 12, 1999 among Hadron, Inc., Avenue Technologies, Inc. and Six Nations,

Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 1999, Exhibit No. 2.1).

2.3

Agreement and Plan of Merger by and among Analex Corporation, certain Sellers, Analex Corporation Employee Stock Ownership Plan and Trust, Hadron, Inc. and Hadron Acquisition Corp., as of October 31, 2001 (portions omitted pursuant for an application for confidential treatment).

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.2	Bylaws (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.3

Certificate of Amendment of Certificate of Incorporation, dated November 19, 2002 (incorporated by reference to the Company’s form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.4

Certificate of Amendment of Certificate of Incorporation, dated June 25, 2002 (incorporated by reference to the Company’s form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

10.1	Hadron, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement dated October 28,1997).

10.2

Amended Stock Purchase Warrant issued to C.W. Gilluly and dated June 2, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999, Exhibit No. 10.11).

10.3

Stock Purchase Warrant for the purchase of 430,000 shares of common stock issued to C.W. Gilluly by the Company dated February 15, 2000 (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 and filed with the Commission on May 15, 2000, Exhibit No. 10.2).

10.4

First Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company’s Form S-8 filed with the Commission on February 7, 2000, Exhibit No. 99.1).

10.5

First Amendment to the Hadron, Inc. 1994 Stock Option Plan, dated as of September 17, 1997 (incorporated by reference to the Company’s Form S-8 filed with the Commission on February 7, 2000, Exhibit No. 99.1).

10.6	Warrant issued to Jon M. Stout to purchase up to 235,161 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.1).

10.7

Warrant issued to Patricia W. Stout to purchase up to 230,769 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.2).

10.8	Warrant issued to Stout Dynastic Trust up to 1,015,380 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.3).

10.9

Warrant issued to J. Richard Knop to purchase up to 462,690 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.4).

10.10

Warrant issued to John D. Sanders to purchase up to 81,000 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.5).

10.11

Voting Agreement among certain holders of the common stock of Hadron, Inc., C.W. Gilluly and Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust and J. Richard Knop dated March 30, 2000 (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 9.1).

10.12

Severance Agreement between the Company and Donald Kellmel dated May 23, 2000 (incorporated by reference to the Form 10-K for the transition period ended December 31, 2000 and filed with the Commission on May 11, 2001, Exhibit No. 10.28).

10.13	Hadron, Inc. 2000 Employee Stock Option Plan (incorporated by reference to the Company’s Proxy Statement dated October 30, 2000).

10.14

Second Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company’s Form S-8 filed with the Commission on May 8, 2001, Exhibit 99.1).

10.15	Form of Amendment to Employment Agreement between Jon M. Stout and the Company dated January 16, 2001(incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001, Exhibit No. 10.2).

10.16

Form of Employment Agreement between the Company and Sterling E. Phillips, Jr. dated January 16, 2001 (incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001, Exhibit No. 10.3).

10.17

Promissory Note between Peter C. Belford, Sr. and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.24).

10.18

Promissory Note between Lese Ann Kodger and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.25).

10.19

Promissory Note between Alex Patterson and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.26).

10.20

Employment Agreement of Peter C. Belford, Sr. dated November 5, 2001 (portions omitted pursuant to an application for confidential treatment) (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.24).

10.21

Credit Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (portions omitted pursuant to an application for confidential treatment) (incorporated by reference to the exhibits filed with the Company’s form

10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.28).

10.22	Security Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.29).

10.23

Pledge Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.30).

10.24

Hadron, Inc. Term Loan Note between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.31).

10.25

Hadron, Inc. Revolving Credit Facility Note between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.32).

10.26

Form of Securities Purchase Agreement between Hadron, Inc., Gerald McNichols, Michael Besche, VBB Trust, S Co., LLC, RSSJ Associates, LLC, Norman Dreyfuss, Deepak Chopra, George Tonn and Frank Derwin dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.33).

10.27

Form of Warrant to Purchase Shares of Common Stock of Hadron, Inc. issued in connection with Securities Purchase Agreement dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.34).

10.28

Warrant to Purchase Shares of Common Stock issued to J. Richard Knop in Guarantee of Bank of America Loan dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.35).

10.29

Warrant to Purchase Shares of Common Stock issued to Gerald McNichols in Guarantee of Bank of American Loan dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.36).

10.30

Continuing and Unconditional Guaranty between Bank of America, N.A. and Subsidiaries (Advanced Biosystems, Inc.; Avenue Technologies, Inc.; Engineering and Information Services, Inc.; Sycom Services, Inc.; Vail Research and Technology Corporation; and Hadron Acquisition Corp.) dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.37).

10.31

Expendable Launch Vehicle Integrated Support (ELVIS) contract by and between the Registrant and The National Aeronautics and Space Administration (NASA) (incorporated by reference to the Company’s form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002, Exhibit No. 10.38).

10.32	2002 Stock Option Plan (incorporated by reference to the Company’s form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002, Exhibit No. 10.39).

10.33	First Amendment To Credit Agreement between Analex Corporation and Bank of America dated August 1, 2002 (filed herewith).

10.34	Second Amendment To Credit Agreement between Analex Corporation and Bank of America dated December 20, 2002 (filed herewith).

10.35

Amendment effective as of November 1, 2002, to Voting Agreement, dated as of March 30, 2000, among certain holders of the Company’s common stock, C.W. Gilluly, Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust and J. Richard Knop (filed herewith).

21	Subsidiaries of the Company (filed herewith).

23	Consent of Independent Auditors (filed herewith).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2003		ANALEX CORPORATION

By:	/s/ STERLING E. PHILLIPS, JR.	By:	/s/ RONALD B. ALEXANDER
	Sterling E. Phillips, Jr. Chief Executive Officer and President (Principal Executive Officer)		Ronald B. Alexander Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER C. BELFORD, SR. Peter C. Belford, Sr.	Director	March 24, 2003

/s/ C.W. GILLULY C.W. Gilluly	Director	March 24, 2003

/s/ GERALD R. MCNICHOLS Gerald R. McNichols	Director	March 24, 2003

/s/ STERLING E. PHILLIPS, JR. Sterling E. Phillips, Jr.	Director	March 24, 2003

/s/ JOHN D. SANDERS John D. Sanders	Director	March 24, 2003

/s/ JON M. STOUT Jon M. Stout	Chairman	March 24, 2003

/s/ SHAWNA L. STOUT Shawna L. Stout	Director	March 24, 2003

/s/ GERALD R. YOUNG Gerald R. Young	Director	March 24, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Analex Corporation (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, the undersigned, Sterling E. Phillips, Jr., Chief Executive Officer of the Company hereby certifies, pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this annual report on Form 10-K for the period ending December 31, 2002.
(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this annual report.
(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and
c.	presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date.
(5)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
(6)	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent of the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STERLING E. PHILLIPS, JR.
Sterling E. Phillips, Jr. Chief Executive Officer March 24, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Analex Corporation (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, the undersigned, Ronald B. Alexander, Chief Financial Officer of the Company hereby certifies, pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(7)	I have reviewed this annual report on Form 10-K for the period ending December 31, 2002.
(8)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.
(9)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this annual report.
(10)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
a.	designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and
c.	presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date.
(11)	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
(12)	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent of the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RONALD B. ALEXANDER
Ronald B. Alexander Chief Financial Officer March 24, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Analex Corporation

We have audited the accompanying consolidated balance sheets of Analex Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002, the six-month transition period ended December 31, 2000 and the year ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analex Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, the six-month transition period ended December 31, 2000 and the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its accounting for goodwill and intangible assets, which was effective in 2001 for acquisitions subsequent to July 1, 2001, and January 1, 2002 for all acquisitions prior to July 1, 2001.

/s/ Ernst & Young LLP

McLean, Virginia

February 14, 2003

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

DECEMBER 31, 2002, DECEMBER 31, 2001

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$301,800	$83,100
Accounts receivable, net	12,556,100	8,377,600
Prepaid expenses and other	270,500	223,300

Total current assets	13,128,400	8,684,000

Fixed assets, net	216,700	260,600
Goodwill	15,534,600	15,638,100
Contract rights and other intangibles, net	1,770,200	850,500
Deferred finance costs	75,900	72,500
Other	58,400	119,400

Total other assets	17,655,800	16,941,100

Total assets	$30,784,200	$25,625,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

DECEMBER 31, 2002, DECEMBER 31, 2001

	December 31, 2002	December 31, 2001
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,294,700	$1,371,400
Note payable—line of credit	2,187,700	1,696,500
Note payable—bank term note	700,000	700,000
Notes payable—other	1,012,100	838,500
Other current liabilities	5,258,400	4,779,400

Total current liabilities	12,452,900	9,385,800

Note payable—bank term note	2,041,700	2,741,600
Notes payable—other	2,297,200	2,262,600
Other	90,600	60,000

Total long-term liabilities	4,429,500	5,064,200

Total liabilities	16,882,400	14,450,000

Commitments and contingencies
Shareholders’equity:

Common stock $.02 par; authorized 20,000,000 shares; issued and outstanding—December 31, 2002 14,427,080 shares and December 31, 2001, 14,375,975 shares	288,500	287,500
Additional capital	21,171,400	20,726,300
Deferred compensation	(7,700)	(22,300)
Accumulated other comprehensive loss	(90,600)	—
Accumulated deficit	(7,459,800)	(9,816,400)

Total shareholders’equity	13,901,800	11,175,100

Total liabilities and shareholders/equity	$30,784,200	$25,625,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001,

THE SIX MONTH PERIOD ENDED DECEMBER 31, 2000,

THE SIX MONTH UNAUDITED PERIOD ENDED DECEMBER 31, 1999,

AND THE FISCAL YEAR ENDED JUNE30, 2000

	YEAR ENDED DECEMBER 31, 2002	YEAR ENDED DECEMBER 31, 2001	SIX MONTH PERIOD ENDED DECEMBER 31, 2000	SIX MONTHS ENDED DECEMBER 31, 1999 UNAUDITED	FISCAL YEAR ENDED JUNE 30, 2000
Revenues	$59,317,000	$21,936,000	$8,943,400	$10,267,300	$19,901,300
Operating costs and expenses:
Costs of revenue	50,436,700	18,157,800	7,600,700	8,753,200	16,572,200
Selling, general and administrative	5,048,700	2,967,600	984,000	1,823,300	3,411,900
Amortization of goodwill and other intangibles	307,600	378,400	169,000	171,900	338,000

Total operating costs and expenses	55,793,000	21,503,800	8,753,700	10,748,400	20,322,100

Operating income (loss)	3,524,000	432,200	189,700	(481,100)	(420,800)

Other income (expense):
Interest income	—	8,600	—	600	8,100
Interest expense	(1,018,300)	(225,200)	(112,000)	(167,100)	(332,600)
Other income	—	—	7,100	16,600	21,800

Total other expense	(1,018,300)	(216,600)	(104,900)	(149,900)	(302,700)

Income (loss) before income taxes	2,505,700	215,600	84,800	(631,000)	(723,500)
Provision for income taxes	149,100	19,600	—	—	21,300

Net income (loss)	$2,356,600	$196,000	$84,800	$(631,000)	$(744,800)

Net income (loss) per share:
Basic	$0.16	$0.03	$0.01	$(0.24)	$(0.23)

Diluted	$0.14	$0.02	$0.01	$(0.24)	$(0.23)

Weighted average number of shares:
Basic	14,412,554	7,721,779	6,153,914	2,599,915	3,276,269

Diluted	17,081,651	9,588,029	7,118,895	2,599,915	3,276,269

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, DECEMBER 31, 2001,

THE SIX MONTH PERIOD ENDED DECEMBER 31, 2000 AND THE FISCAL YEAR ENDED JUNE 30, 2000

	Common Stock		Additional Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount					Total
Balance—June 30, 1999	2,487,518	$49,700	$9,758,300	$—	$—	$(9,352,400)	$455,600
Shares purchased pursuant to the Employee Stock Purchase Plan	118,722	2,400	48,000				50,400
Exercise of warrants	220,000	4,400	50,600				55,000
Exercise of options	78,166	1,600	27,000				28,600
Shares issued upon conversion of debt	676,933	13,500	842,100				855,600
Shares issued pursuant to sale of common stock	2,250,000	45,000	790,000				835,000
Net loss						(744,800)	(744,800)

Balance—June 30, 2000	5,831,339	116,600	11,516,000	—	—	(10,097,200)	1,535,400
Shares purchased pursuant to the Employee Stock Purchase Plan	19,180	400	13,900				14,300
Exercise of warrants	462,894	9,300	324,000				333,300
Exercise of options	62,500	1,200	25,300				26,500
Shares issued pursuant to sale of common stock	75,000	1,500	6,100				7,600
Net income						84,800	84,800

Balance—December 31, 2000	6,450,913	129,000	11,885,300	—	—	(10,012,400)	2,001,900
Shares issued pursuant to sale of common stock	4,027,727	80,600	3,837,000				3,917,600
Shares and warrants issued pursuant to acquisition of Analex	3,572,143	71,400	4,687,200				4,758,600
Deferred stock compensation			38,800	(38,800)			—
Amortizaton of deferred stock compensation				16,500			16,500
Shares purchased pursuant to the Employee Stock Purchase Plan	39,964	800	40,400				41,200
Exercise of options and warrants	285,228	5,700	237,600				243,300
Net income						196,000	196,000

Balance—December 31, 2001	14,375,975	287,500	20,726,300	(22,300)	—	(9,816,400)	11,175,100
Amortizaton of deferred stock compensation				14,600			14,600
Warrants issued pursuant to bank guarantee			345,400				345,400
Shares returned and retired in connectionwith Analex acquisition	(51,804)	(1,000)	(58,000)				(59,000)
Shares purchased pursuant to the Employee Stock Purchase Plan	81,739	1,600	139,100				140,700
Exercise of options and warrants	21,170	400	18,600				19,000
Unrealized loss on derivative contract					(90,600)		(90,600)
Net income						2,356,600	2,356,600
Total comprehensive income							2,266,000
	14,427,080	$288,500	$21,171,400	$(7,700)	$(90,600)	$(7,459,800)	$13,901,800

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001,

THE SIX MONTH PERIOD ENDED DECEMBER 31, 2000,

THE SIX MONTH UNAUDITED PERIOD ENDED DECEMBER 31, 1999,

AND THE FISCAL YEAR ENDED JUNE 30, 2000

	YEAR ENDED DECEMBER 31, 2002	YEAR ENDED DECEMBER 31, 2001	SIX MONTH PERIOD ENDED DECEMBER 31, 2000	SIX MONTHS ENDED DECEMBER 31, 1999 UNAUDITED	FISCAL YEAR ENDED JUNE 30, 2000
Cash flows from operating activities:
Net income (loss)	$2,356,600	$196,000	$84,800	$(631,000)	$(744,800)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	111,400	146,200	67,500	36,700	113,300
Amortization of goodwill and other intangibles	307,600	378,000	162,000	172,000	344,000
Non-cash interest expense	345,400	37,500	—	—	—
Stock compensation expense	14,600	16,500	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,278,500)	(940,700)	217,200	141,400	41,200
Prepaid expenses and other	(47,200)	(39,100)	(35,000)	89,800	81,300
Other assets	57,600	(11,300)	5,200	86,200	86,500
Accounts payable	1,923,300	108,600	(250,200)	(123,200)	(137,400)
Other current liabilities	478,100	(327,100)	(289,300)	(135,700)	(268,800)
Other long-term liabilities	30,600	—	(40,000)	(20,800)	37,400

Total adjustments	(1,057,100)	(631,400)	(162,600)	246,400	297,500

Net cash provided (used) by operating activities	1,299,500	(435,400)	(77,800)	(384,600)	(447,300)

Cash flows from investing activities:
Purchase of Analex, net of cash acquired	—	(6,167,900)	—	—	—
Property additions	(67,100)	(86,000)	(132,800)	(2,400)	(41,600)
Intangible additions	(172,900)

Net cash used in investing activities	(240,000)	(6,253,900)	(132,800)	(2,400)	(41,600)

Cash flows from financing activities:
Proceeds from borrowings on banks and other loans	491,200	5,500,000	1,326,400	1,496,600	1,926,600
Proceeds from stock options and warrants exercised	19,000	243,300	359,800	58,800	83,600
Proceeds from sale of common stock	—	3,917,600	7,600	—	835,000
Proceeds from employee stock purchases	140,700	41,200	14,300	36,700	50,400
Payments on bank and other loans	(1,491,700)	(3,164,600)	(1,380,600)	(1,267,900)	(2,544,700)

Net cash provided (used) by financing activities	(840,800)	6,537,500	327,500	324,200	350,900

Net increase (decrease) in cash and cash equivalents	218,700	(151,800)	116,900	(62,800)	(138,000)
Cash and cash equivalents at beginning of period	83,100	234,900	118,000	256,000	256,000

Cash and cash equivalents at end of period	$301,800	$83,100	$234,900	$193,200	$118,000

See Notes to Consolidated Financial Statements

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company:

Analex Corporation (“Analex” or the “Company”) specializes in providing information technology, engineering and bio-defense services and solutions in support of our nation’s security. Analex focuses on developing innovative technical approaches for the intelligence community, analyzing and supporting defense systems, designing, developing and testing aerospace systems and developing medical defenses and treatments for infectious agents used in biological warfare and terrorism. Analex has three strategic business units. The Homeland Security Group provides information technology services, systems integration, hardware and software engineering and independent quality assurance in support of the U.S. intelligence community and Department of Defense. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors such as Lockheed Martin and Northrop Grumman. Advanced Biosystems, Inc. a wholly owned subsidiary, focuses on development of medical defenses against, and treatments for, biological warfare agents that threaten military and civilian populations.

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

The consolidated financial statements include the accounts of Analex Corporation and its two active wholly owned subsidiaries, Advanced Biosystems, Inc. (“ABS”), and SyCom Services, Inc. (“SyCom”). All significant intercompany transactions have been eliminated.

B.	Risks and uncertainties:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents principally in oneUnited States (“U.S.”) commercial bank. Cash in excess of daily

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements is invested by the bank in one-day repurchase agreements of securities of U.S. government agencies. To date, the Company has not incurred losses related to cash and cash equivalents.

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

Furniture and equipment and leasehold improvements are stated at cost or fair value if acquired in a business combination. The Company uses the straight-line method of depreciation and amortization over the estimated useful lives of the furniture and equipment (principally three to ten years) and over the lease term for leasehold improvements, if shorter.

Maintenance and repairs are charged to expense as incurred, and the cost of additions and betterments are capitalized. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

Purchased software is capitalized at cost. Such costs are amortized using the straight-line method for a period of up to

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

five years.

E.	Goodwill and Other Intangible Assets:

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with Statement 142. Other intangible assets will continue to be amortized over their useful lives.

Goodwill related to the acquisition of Analex in November 2001, is subject to SFAS 142, and accordingly has not been amortized. Other goodwill related to a 1999 acquisition ceased amortization from January 1, 2002. Other intangible assets identified in connection with acquisitions, including non-compete arrangements and contractual relationships, are amortized on a straight-line basis over their estimated lives ranging from three to ten years.

	2002	2001	6 mos 12/00	6 mos 12/99	2000
Net income as reported	$2,356,600	$196,000	$84,800	$(631,000)	$(744,800)
Add back goodwill amortization, net of tax	$—	$337,000	$169,000	$171,900	$338,000
Adjusted net income	$2,356,600	$533,000	$253,800	$(459,100)	$(406,800)
Basic earnings per share:
As reported	$.16	$.03	$.01	$(.24)	$(.23)
Goodwill amortization, net of tax	$—	$.04	$.03	$.06	$.10
Adjusted basic earnings per share	$.16	$.07	$.04	$(.18)	$(.13)
Diluted earnings per share:
As reported	$.14	$.02	$.01	$(.24)	$(.23)
Goodwill amortization, net of tax	$—	$.04	$.02	$.06	$.10
Adjusted basic earnings per share	$.14	$.06	$.03	$(.18)	$(.13)

F.	Accounting for contracts:

The Company’s contracts with customers are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by the Company’s employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Revenues for time and materials contracts are

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on certain fixed-price service contracts are recorded each period based on a monthly amount for services provided. Revenues on other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. In the normal course of business, the Company may be party to claims and disputes resulting from modifications and change orders and other contract matters. Claims for additional contract compensation are recognized when realization is probable and estimable.

In accordance with industry practice, accounts receivable relating to long-term contracts are classified as current assets although an indeterminable portion of these amounts is not expected to be realized within one year.

G.	Stock-based compensation:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company’s stock at the date of the grant over the exercise price of the related option. The company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ending March 31, 2003.

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2002	2001	6 mos 12/00	6 mos 12/99	2000
Net income as reported	$2,356,600	$196,000	$84,800	$(631,000)	$(744,800)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	$14,600	$16,500	$—	$—	$—
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	$947,600	$516,000	$33,900	$40,900	$67,200
Pro forma net income	$1,423,600	$(320,600)	$50,900	$(671,900)	$(812,000)
Earnings per share:
Basic as reported	$.16	$.03	$.01	$(.24)	$(.23)
Diluted as reported	$.14	$.02	$.01	$(.24)	$(.23)
Basic pro forma	$.10	$(.03)	$.01	$(.26)	$(.25)
Diluted pro forma	$.08	$(.03)	$.01	$(.26)	$(.25)

H.	Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”(“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does not anticipate that adoption of SFAS No. 143 will have a material impact, either positive or negative, on future results of operations or financial condition.

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets, including intangible assets with finite lives. The effective date for the Company’s implementation of SFAS No. 144 was January 1, 2002.

I.	Reclassifications:

Certain prior period amounts have been reclassified to conform to the 2002 presentation.

I.	Derivatives

The Company utilizes an interest rate swap to manage interest rate exposure. The interest rate swap has been designated as a cash flow hedge, wherein the effective portion of the change in value of the derivative instrument, based on

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market pricing, is reported as a component of other comprehensive income (loss) and is reclassified into earnings as interest expense in the period when the hedged transaction affects earnings. The ineffective portion of the change in value of the derivative instrument, if any, is recognized in current earnings during the period of change. The interest rate swap is carried at fair value in other liabilities.

3.	Accounts receivable:

The components of accounts receivable are as follows:

	December 31,
	2002	2001
Trade accounts receivable:
U.S. Government:
Amounts billed	$10,312,900	$5,252,000
Recoverable costs and profits – not billed	2,609,200	2,337,600

Total	12,922,100	7,589,600

Commercial, state and local governments:
Amounts billed	334,800	725,800
Recoverable costs and profits – not billed	151,400	988,600

Total	486,200	1,714,400

Total accounts receivable	13,408,300	9,304,000
Less: Allowance for doubtful accounts	(852,200)	(926,400)

Total accounts receivable, net	$12,556,100	$8,377,600

The following table summarizes activity in the allowance for doubtful accounts:

	Calendar year 2002	Calendar year 2001	6 months 12/31/00	Unaudited 6 months 12/31/99	Fiscal year 2000
Beginning balance	$926,400	$151,200	$151,200	$253,700	$253,700
Additions	—	775,200	—	—	—
Write-offs	(74,200)	—	—	(104,300)	(102,500)

Ending Balance	$852,200	$926,400	$151,200	$149,400	$151,200

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unbilled accounts receivable can be invoiced upon completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government agencies, upon completion of federal government overhead audits and upon final approval of design plans for engineering services.

4.	Fixed assets:

The components of fixed assets are as follows:

	December 31,
	2002	2001
Computer hardware and software	$515,700	$747,400
Leasehold improvements	36,400	27,700
Laboratory equipment	141,400	141,400
Office equipment	125,000	150,800

Total fixed assets	818,500	1,067,300
Less: Accumulated depreciation and amortization	(601,800)	(806,700)

Total fixed assets, net	$216,700	$260,600

5.	Debt:

The components of debt are as follows:

	December 31,
	2002	2001
Current:
Line of Credit	$2,187,700	$1,696,500
Bank Term Note	700,000	700,000
Convertible Notes	—	101,700
Notes Payable Shareholder	145,100	154,500
Note Payable Other	333,300	100,000
Non-compete Agreements	261,900	261,900
Note to DOJ	260,500	207,300
Other	11,300	13,100

Subtotal current debt	3,899,800	3,235,000
Long-term:
Bank Term Note	2,041,700	2,741,600
Notes Payable Shareholder	490,900	618,100
Note Payable Other	583,300	—
Non – compete Agreements	534,700	616,600
Note to DOJ	685,900	1,025,500
Other	2,400	2,400

Subtotal long-term debt	4,338,900	5,004,200

Total debt	$8,238,700	$8,239,200

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement (“Agreement”) with Bank of America, N.A. The Agreement provides the Company with a $4,000,000 revolving credit facility (the “Credit Facility”) through November 2, 2006 and a five-year $3,500,000 term loan (“Term Loan”). The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. The interest rate at December 31, 2002 was 3.92% for the Credit Facility and 4.38% for the Term Loan. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Company is in compliance with all financial covenants. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

To fund additional working capital requirements generated by the award of the ELVIS contract, the Company negotiated an increase of the Credit Facility. The Company now has an $8,000,000 Credit Facility.

The Company’s $3.5 million term loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. The Company has entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt totaling $2,950,000 is swapped into a fixed rate obligation at4.25% beginning in January 2002. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The fair value of the swap of $(90,600) is included in other liabilities.

In addition, the Company was required by Bank of America to obtain personal guarantees in the amount of $2,000,000, which the Company procured from two individuals, the Company’s Board member Gerald R. McNichols and J. Richard Knop. The compensation during the period of guaranty is in the form of cash and warrants. On December 20, 2002, Mr. McNichols and Mr. Knop were released from the guarantees.

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 29, 2002, Analex announced that it had been awarded a $164 million Expendable Launch Vehicle Integrated Support (“ELVIS”) prime contract by NASA. In conjunction with this award the Company issued promissory notes to certain Analex sellers totaling $1,000,000 with a three-year term, bearing interest at prime plus 1%. At December 31, 2002, the outstanding balance on these notes was $916,700.

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006.

In May 1999, the Company issued three-year $998,000 convertible notes, interest payable at 6%, to the former shareholders of ATI in connection with the Company’s acquisition of ATI. The notes were convertible into 444,000 restricted shares of the Company’s Common Stock at $2.25 per share. These notes were subordinated to the Company’s obligations under the Term Note and the Credit Facility. In May 2000, the Board of Directors adopted resolutions providing for the conversion of the convertible notes on the basis of one share of Common Stock for $1.25 per share if tendered to Hadron for conversion before the close of business on June 30, 2000. At June 30, 2000, $846,000 of the convertible notes were converted into 677,000 restricted shares of the Company’s Common Stock at the $1.25 per share. As of December 31, 2001, two convertible notes totaling $102,000 remained. As of December 31, 2002, these notes have been paid in full.

In connection with the December 1998 purchase of Vail Research and Technology Corporation (“Vail”), the Company issued two non-interest bearing promissory notes of $300,000 and $100,000, respectively. The $300,000 non-interest bearing note was payable each month in the amount of $25,000 for twelve months. The $100,000 non-interest bearing promissory note was due and payable on the two-year anniversary of the closing date, less permitted deductions taken for contingent liabilities and uncollected accounts receivable. The Company took permitted deductions in the amount of $70,000 and repaid the balance of the note payable in 2002.

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s future debt maturities at December 31, 2002 are summarized below:

Year	Debt Maturities
2003	3,899,800
2004	1,730,800
2005	1,655,400
2006	939,000
2007	13,700

Total minimum debt payments	8,238,700
Less: current maturities	(3,899,800)

Total long-term debt	$4,338,900

6.	Equity capital:

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

On November 2, 2001, to assist in financing the Analex acquisition, Dr. C.W. Gilluly, one of the Company’s directors, and J. Richard Knop, exercised warrants and/or stock options to purchase an aggregate of 247,888 shares of common stock, resulting in proceeds of approximately $200,000.

On January 16, 2001, Sterling E. Phillips, Jr. was appointed to the positions of President and Chief Executive Officer of the

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company. Mr. Phillips was also elected to serve as a member of the Company’s Board of Directors. In connection with his appointment, Mr. Phillips purchased 66,667 shares of Common Stock for $0.75 per share. As a result of this transaction, the Company recorded deferred compensation of $10,800, $5,400 of which was amortized during 2001, the remainder was amortized in 2002. In addition, Mr. Phillips was awarded a five-year, non-qualified stock option to purchase 875,725 shares of the Company’s common stock at the exercise price equal to 100% of the fair market value of the common stock on the grant date, exercisable in one-third increments over a two-year period.

7.	Other current liabilities:

Other current liabilities include the following major classifications:

	December 31,
	2002	2001
Payroll and related taxes	$2,675,200	$2,599,900
Accrued vacation	1,138,000	1,162,700
Self-insured medical expense	640,500	88,300
Due to subcontractors	30,700	175,000
Deferred income	—	434,500
Other	774,000	319,000

Total other current liabilities	$5,258,400	$4,779,400

8.	Acquisitions:

Effective November 2001, the Company acquired Analex, a professional services and program management firm whose principal customers are NASA and the U.S. intelligence community, for approximately $12,898,000. The purchase price was satisfied with cash payments of $6,510,000, 3,520,339 shares of Common Stock valued at $4,664,000, the issuance of promissory notes of $773,000, non-compete arrangements of $892,000, and the satisfaction of other certain liabilities of Analex. The acquisition of Analex should increase the Company’s presence in the intelligence community and provide an additional earnings base from which the Company can grow.

The fair value of the assets acquired and liabilities assumed approximated their book value of $5,039,000 and $5,730,000, respectively. The Company incurred financial, legal and accounting costs associated with the Analex purchase of approximately $570,000. During 2002, certain contingencies were finalized including the settlement of the Analex closing balance sheet requirements and the award of the ELVIS contract.

Following is a condensed balance sheet reflecting the final

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase price allocation:

Cash	$343,100
Accounts receivable and other current assets	4,605,800
Goodwill and other intangibles	14,061,700
Other long term assets	90,300
Current liabilities	4,357,500
Long term debt and other liabilities	1,372,500

Goodwill related to the acquisition of Analex in November 2001 is subject to SFAS 142, and accordingly has not been amortized. Other intangible assets identified in connection with the acquisition, including non-compete arrangements and contractual relationships, are amortized on a straight-line basis over their estimated lives ranging from three to ten years.

The weighted-average amortization life of contract rights and other intangibles is 5.2 years. Amortization expense for contract rights and other intangibles for the fiscal years ended 2002 and 2001 was $307,600 and $41,700. Amortization expense for goodwill for the year ended December 31, 2001, the six month periods ended December 31, 2000 and December 31, 1999, and the fiscal year ended June 30, 2000 was $336,700, $162,000, $172,000, and $344,000.

The following table sets forth adjusted pro forma results of operations of the Company for 2001, the six month period ended December 31, 2000 and the fiscal year 2000, as if Analex had been acquired at the beginning of the respective periods.

	2001	Six months 12/31/00	Fiscal Year 2000
Net revenues	$49,126,600	$24,772,400	$49,733,300
Net income (loss)	$910,200	$1,242,100	$(650,500)
Net income (loss) per share:
Basic EPS	$.06	$.09	$(.06)
Diluted EPS	$.05	$.08	$(.06)

On May 12, 1999, the Company acquired all the outstanding capital stock of ATI, a privately held information technology firm based in Alexandria, Virginia, for $2,503,000. Resulting from the acquisition of ATI, the Company recorded goodwill of approximately $2,287,000, which, until the implementation of SFAS 142, was being amortized, on a straight-line basis, over a 7-year period.

9.	Net income (loss) per share:

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	6 mos 12/31/00	Unaudited 6 mos 12/31/99	Fiscal 2000
Numerator:
Net income (loss)	$2,356,900	$196,000	$84,800	$(631,000)	$(744,800)

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	14,412,554	7,721,779	6,153,914	2,599,915	3,276,269
Effect of dilutive securities:
Warrants	1,860,811	1,413,289	892,288	—	—
Employee stock options	808,286	452,961	72,693	—	—

Denominator for diluted earnings per share	17,081,651	9,588,029	7,118,895	2,599,915	3,276,269

Basic earnings per share	$.16	$.03	$.01	$(.24)	$(.23)

Diluted earnings per share	$.14	$.02	$.01	$(.24)	$(.23)

Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

10.	Income taxes:

The provision for income taxes for 2002, 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal year 2000 has been limited to state taxes and the liability for alternative minimum tax as the majority of income for federal and state tax purposes has been offset by carrying forward net operating losses.

The tax provision differs from the amounts computed using the statutory federal income tax rate as follows:

	2002	2001	6 mos 12/00	6 mos 12/99	FY 2000
Tax expense at statutory rate-federal	35%	35%	35%	(35)%	(35)%
State tax expense net of federal taxes	4	13	3	1	1
Permanent differences	3	63	158	17	17
Utilization of net operating loss carry forwards	(36)	(102)	(196)	17	20

Tax expense at actual rate	6%	9%	0%	0%	3%

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets at December 31, 2002 and 2001 consist primarily of the following:

	December 2002	December 2001
Net operating loss carryforward	$826,100	$1,933,900
Reserve for bad debts	328,700	58,300
Accrued vacation	378,900	448,500
Fixed assets	21,200	0
Unbilled receivables	(789,800)	(1,012,700)
Other	5,600	(68,900)
Valuation allowance	(770,700)	(1,359,100)

Net deferred tax asset	$—	$—

At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,141,400, which expire at various dates beginning June 30, 2008. The Company’s utilization of these carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance.

11.	Commitments and contingencies:

Operating leases:

The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through 2006. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company’s future minimum operating lease commitments inclusive of property taxes, insurance

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and maintenance costs at December 31, 2002 are summarized below:

Year	Lease Commitments
2003	1,122,000
2004	1,037,600
2005	774,200
2006	56,200

Total minimum payments required	$2,990,000

Rent expense, net of sublease income, included in the consolidated statements of operations is as follows:

Period	Rent Expense
2002	$1,143,100
2001	572,900
6 Months 2000	247,500
6 Months 1999(unaudited)	272,100
Fiscal Year 2000	530,300

U.S. government contract audits:

The Company’s revenues and costs related to contracts with agencies and departments of the U.S. government are subject to audit by the Defense Contract Audit Agency, which has completed the majority of its audits for the Company’s fiscal years through fiscal year 2000. It is the opinion of management that the results of such audits will not have a material effect on the financial condition or results of operations of the Company.

12.	Benefit plans:

Employee savings plan:

The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The Company’s contributions to the 401(k) plan are based upon a percentage of employee contributions. The Company’s discretionary contributions to the Plan were $1,067,200, $432,000, $79,000, $69,000, and $150,000 for 2002, 2001, the six month periods ended December 31, 2000 and 1999 (unaudited), and the fiscal year 2000 respectively.

Employee stock purchase plan:

In December 1997, shareholders approved the Hadron, Inc. 1997 Employee Stock Purchase Plan (the “Plan”). In fiscal year 2000 and

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the six-month period ended December 31, 2000, amendments to the Plan were adopted to increase the number of shares reserved for issuance thereunder from 250,000 to 500,000. The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. The Plan is non-compensatory as defined by APB 25. Under the terms of the Plan, individual employees may pay up to $10,000 for the purchase of the Company’s common shares, at 85% of the determined market price. During 2002, 2001, the six month periods ended December 31, 2000 and 1999 (unaudited), and the fiscal year 2000, employees paid approximately $141,000, $41,000, $14,000, $37,000, and $50,000, respectively, for the purchase of common stock under the Plan.

Employee deferred compensation plan:

In December 1998, shareholders approved the Hadron, Inc. Deferred Compensation Plan (the “Plan”). The Plan is intended to provide employees an option to defer a portion of their salary in order to provide for supplemental retirement benefits. As a requirement of this non-qualified plan, participant deferrals remain as unsecured liabilities of the Company. Under the terms of the Plan, eligible employees can elect to irrevocably defer salary of up to $50,000 for the calendar year. If an employee elects to defer at least one and one-half percent of his/her gross salary, the Company contributes one-half percent of the participant’s gross salary to the participant’s supplemental account. Salary deferrals and Company contributions earn interest at the higher of six percent or the rate quoted for ninety-day Treasury Bills. During 2002, 2001, the six month periods ended December 31, 2000 and 1999 (unaudited), and the fiscal year 2000, employees deferred approximately $8,700, $10,700, $2,000, $54,000, and $81,000, respectively, of which the Company matched approximately $1,200, $3,000, $500, $3,000, and $4,000 during these periods.

Other:

Pursuant to the acquisition of Analex, the Company assumed the Analex Corporation Employee Stock Ownership Plan and Trust (the “Analex ESOP”). The Analex ESOP was terminated as of the November 5, 2001, the effective date of the acquisition. The Company has obtained a determination letter from the Internal Revenue Service and is in the process of liquidating the Analex ESOP.

Collective Bargaining Agreement:

The company has two collective bargaining agreements (“CBA”).

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CBA with the International Brotherhood of Electrical Workers expires January 31, 2006, and covers 11 employees at John F. Kennedy Space Center, Florida, and Cape Canaveral Air Force Station, Florida. The CBA with the Teamsters and Warehousemen Union covers 35 employees at Vandenberg Air Force Base and expires October 31, 2005.

13.	Stock option plan:

In December 2000, shareholders approved the Hadron, Inc. 2000 Stock Option Plan (“2000 Stock Option Plan”). The 2000 Stock Option Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options to purchase an aggregate of up to 600,000 shares of Common Stock. The 2000 Stock Option Plan permits the grant of options to key employees, consultants and directors of the Company. The exercise price of the incentive stock options is required to be at least equal to 100% of the fair market value of the Company’s common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company’s common stock on the date of grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% shareholder). The vesting for each option holder is set forth in the individual option agreements and is generally a three year period. The 2000 Stock Option Plan honors all of the stock options outstanding under the Company’s 1994 Stock Option Plan, as amended (the “Plan”).

Information with respect to incentive and non-qualified stock options issued under both plans are as follows:

							Unaudited
	2002		2001		6 mos. 12/31/00		6 mos. 12/31/99		Fiscal 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,672.500	$1.20	479,300	$.98	395,400	$.94	514,400	$.90	514,400	$.90
Granted	813,100	2.20	1,292,800	1.29	204,500	1.04	109,500	.81	129,500	.91
Exercised	(21,200)	.90	(64,300)	1.31	(62,500)	.42	(15,000)	.25	(78,200)	.37
Expired	(8,300)	1.60	(35,300)	1.01	(58,100)	1.47	(32,900)	.94	(170,300)	1.10
Outstanding at end of period	2,456,100	$1.55	1,672,500	$1.20	479,300	$.98	576,000	$.90	395,400	$.94
Options exercisable at end of period	1,485,100	$1.38	743,300	$1.12	301,800	$.96	494,700	$.83	304,100	$.75
Weighted average fair value of options granted during the period	$1.58		$1.24		$.95		$.48		$.42

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining contractual life of options outstanding at December 31, 2002 was 6.1 years. The range of exercise prices of options outstanding at December 31, 2002 was $.25 to $2.25.

The following table summarizes information about the stock options outstanding at December 31, 2002:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares	Weighted-Average Exercise Price
0.25 - 0.75	92,500	$0.43	2.53	92,500	$0.43
0.76 - 1.30	597,000	1.07	8.14	475,000	1.06
1.31 - 2.25	1,766,600	1.77	6.00	917,600	1.64

	2,456,100			1,485,100

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following assumptions were used for grants: dividend yield of 0%; expected volatility of .6 to 1.115; expected life of the option term of 10 years and risk-free interest rate of 3.71 to 5.17%.

14.	Warrants:

The Company has issued warrants to certain parties to purchase its Common Stock in connection with certain debt and equity transactions. The range of exercise prices for warrants outstanding at December 31, 2002 was $.02 to $.75.

Information with respect to warrants issued is as follows:

	2002 Warrants	Price	2001 Warrants	Price	6 months 12/31/00 Warrants	Price	Unaudited 6 months 12/31/99 Warrants	Price	Fiscal 2000 Warrants	Price
Outstanding at beginning of period	2,277,300		2,467,100		2,855,000		620,000		620,000
Granted	198,500	$0.02	31,100	$0.02	75,000	$0.75	—		2,455,000	$0.72
Exercised			(220,900)	0.72	(462,900)	0.72	(220,000)	$0.25	(220,000)	0.25
Expired	—		—		—		—		—

Outstanding at end of period	2,475,800		2,277,300		2,467,100		400,000		2,855,000

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Voting Agreement:

On March 30, 2000, a group of investors led by Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust (collectively the “Stouts”), J. Richard Knop (“Knop”) (the Stouts and Knop, being collectively the “Investors”) and John D. Sanders purchased certain of the Company’s securities pursuant to a Securities Purchase Agreement among the Company and the Investors (the “Purchase Agreement”).

As further required by the Purchase Agreement, the Investors and others designated therein also entered into a Voting Agreement dated March 30, 2000 (the “Voting Agreement”). The Voting Agreement was entered into by and among certain affiliates of Boles Knop & Company, L.L.C. (the “Affiliates”), Dr. Sanders, C.W. Gilluly and the Investors (collectively, the “Voting Group”). Effective November 1, 2002, Dr. Sanders was removed from the Voting Agreement.

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

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair value. The estimated fair value of the Company’s variable rate debt approximates its carrying value of $2,579,400. It is not practicable to estimate the fair value of the Company’s notes payable to related parties due to their unique nature.

17.	Statement of cash flows – supplemental disclosures:

During 2002, 2001, the six month periods ended December 31, 2000 and 1999 (unaudited), and the fiscal year 2000, the Company paid income taxes of $208,300, $23,000, $12,000, $3,000, and $4,000, respectively. The Company paid interest of $672,900, $165,000, $110,000, $167,000, and $325,000 during those same periods.

18.	Business segments and major customers:

Business segments:

The Company has two active reportable segments, ABS and Analex. The Homeland Security Group, and the Systems Engineering Group have been aggregated to form the reportable segment Analex. This aggregation is due to the fact that both groups perform similar services, operate in similar regulatory environments, and have similar customers. Each of the operating segments provides engineering, information technology, medical research or technical services to federal government agencies or major defense contractors. The reportable segments are distinguished by their individual clients, prior experience and technical skills.

Operating results are measured at the net income/(loss) level for each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Interest on debt incurred in connection with an acquisition and applicable associated intangible amortization is charged to the reportable segment.

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reportable Segments – FASB Statement 131

For the Years ended December 31 2002, 2001, the Six Months

ended December 31, 2000 and 1999 (unaudited) and the Fiscal Year ended June 30, 2000

	2002	2001	6 mos 2000	Unaudited 6 mos 1999	Fiscal 2000
DESCRIPTION:
Trade revenues:
ABS	$6,803,000	$4,761,300	$1,880,600	$—	$522,800
Analex	52,514,000	17,174,700	7,062,800	10,267,300	19,378,500

Total trade revenues	$59,317,000	$21,936,000	$8,943,400	$10,267,300	$19,901,300

Interest income:
ABS	$—	$—	$—	$—	$—
Analex	—	8,600	—	600	8,100

Total interest income	$—	$8,600	$—	$600	$8,100

Interest expense:
ABS	$—	$—	$—	$—	$—
Analex	1,018,300	225,200	112,000	167,100	332,600

Total interest expense	$1,018,300	$225,200	$112,000	$167,100	$332,600

Depreciation and amortization expense:
ABS	$31,000	$47,300	$10,600	$—	$—
Analex	388,000	476,900	218,900	208,700	457,300

Total depreciation and amortization expense	$419,000	$524,200	$229,500	$208,700	$457,300

Income tax expense:
ABS	$—	$—	$—	$—	$—
Analex	149,100	19,600	—	—	21,300

Total income tax expense	$149,100	$19,600	$—	$—	$21,300

Net income/(loss):
ABS	$365,200	$186,200	$4,300	$—	$(158,200)
Analex	1,991,400	9,800	80,500	(631,000)	(586,600)

Total net income/(loss)	$2,356,600	$196,000	$84,800	$(631,000)	$(744,800)

Assets:
ABS	$1,920,800	$1,017,200	$335,900	$—	$387,200
Analex	28,863,400	24,607,900	5,448,000	6,127,200	5,563,900

Total assets	$30,784,200	$25,625,100	$5,783,900	$6,127,200	$5,951,100

Fixed assets, net:
ABS	$83,600	$116,400	$126,200	$—	$15,700
Analex	133,100	144,200	158,600	256,600	203,400

Total fixed assets, net	$216,700	$260,600	$284,800	$256,600	$219,100

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers:

Gross revenue from contracts and subcontracts with U.S. government agencies amounted to $58,059,000, $21,885,000, $8,868,000, $10,160,000 and $19,684,000, respectively, in 2002, 2001, the six months ended December 31, 2000 and 1999 (unaudited), and the fiscal year 2000.

Revenues earned on sales to the Company’s major customers are as follows:

Period	Department of Defense
2002	30,668,000
2001	14,019,000
6 Months 2000	6,240,000
6 Months 1999 (unaudited)	7,791,000
Fiscal Year 2000	18,323,000

19.	Selected quarterly information (Unaudited):

The following is a summary of the quarterly results of operations for the years 2002 and 2001:

	Quarter Ended:
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Revenues	$17,034,700	$16,318,600	$12,928,200	$13,035,500
Operating Income	1,207,600	1,193,300	450,000	673,100
Net Income	843,000	914,000	204,400	395,200
Net Income per share, basic	$0.06	$0.06	$0.01	$0.03
Shares used in per share calculation, basic	14,221,237	14,238,707	14,395,177	14,385,725
Net Income per share, diluted	$0.05	$0.05	$0.01	$0.02
Shares used in per share calculation, diluted	17,077,120	17,013,845	16,997,139	16,796,764

Analex Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended:
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Revenues	$9,211,200	$4,137,300	$4,357,600	$4,229,900
Operating Income	139,600	124,200	106,500	83,700
Net Income	48,200	54,100	72,400	23,300
Net Income per share, basic	$0.004	$0.01	$0.01	$0.003
Shares used in per share calculation, basic	11,284,468	6,536,276	6,517,780	6,505,728
Net Income per share, diluted	$0.003	$0.01	$0.01	$0.003
Shares used in per share calculation, diluted	13,922,965	8,186,996	7,985,845	7,731,937