Form 10-Q
period 2003-03-31
ANALEX CORP
filed 2003-05-14
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes ☐ No ☒

As of May 6, 2003, 14,896,865 shares of the common stock of the registrant were outstanding.

ANALEX CORPORATION

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$65,200	$301,800
Accounts receivable, net	13,287,600	12,556,100
Prepaid expenses and other	283,200	270,500

Total current assets	13,636,000	13,128,400

Fixed assets, net	257,700	216,700
Goodwill	15,534,600	15,534,600
Contract rights and other intangibles, net	1,647,800	1,770,200
Deferred finance costs	71,000	75,900
Other	60,000	58,400

Total other assets	17,571,100	17,655,800

Total assets	$31,207,100	$30,784,200

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,640,200	$3,294,700
Note payable—line of credit	4,016,700	2,187,700
Note payable—bank term note	700,000	700,000
Notes payable—other	1,012,200	1,012,100
Other current liabilities	5,465,400	5,258,400

Total current liabilities	12,834,500	12,452,900

Note payable—bank term note	1,866,700	2,041,700
Notes payable—other	1,764,000	2,297,200
Other	83,400	90,600

Total long-term liabilities	3,714,100	4,429,500

Total liabilities	16,548,600	16,882,400

Commitments and contingencies

Shareholders’ equity:
Common stock $.02 par; authorized 20,000,000 shares; issued and outstanding—March 31, 2003, 14,445,356 shares and December 31, 2002, 14,427,080 shares	294,000	288,500
Additional capital	21,176,200	21,171,400
Deferred compensation	(3,900)	(7,700)
Accumulated other comprehensive loss	(83,400)	(90,600)
Accumulated deficit	(6,724,400)	(7,459,800)

Total shareholders’ equity	14,658,500	13,901,800

Total liabilities and shareholders’ equity	$31,207,100	$30,784,200

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	MARCH 31, 2003	MARCH 31, 2002
Revenues	$16,631,200	$13,035,500

Operating costs and expenses:
Costs of revenue	13,860,100	11,028,900
Selling, general and administrative	1,531,000	1,268,000
Amortization of goodwill and other intangibles	100,200	65,500

Total operating costs and expenses	15,491,300	12,362,400

Operating income	1,139,900	673,100

Other income (expense):
Interest income	1,100	100
Interest expense	(112,400)	(268,500)

Total other expense	(111,300)	(268,400)

Income before income taxes	1,028,600	404,700
Provision for income taxes	293,200	9,500

Net income	$735,400	$395,200

Net income per share:
Basic	$0.05	$0.03

Diluted	$0.04	$0.02

Weighted average number of shares:
Basic	14,445,356	14,385,725

Diluted	17,565,684	16,796,764

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	MARCH 31, 2003	MARCH 31, 2002
Cash flows from operating activities:
Net income	$735,400	$395,200

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	24,300	29,800
Amortization of goodwill and other intangibles	100,200	65,500
Non-cash interest expense	—	86,400
Stock compensation expense	3,800	3,300
Write-off of patent related cost	6,500	—
Changes in operating assets and liabilities:
Accounts receivable	(731,500)	(1,083,900)
Prepaid expenses and other	(12,700)	(265,400)
Other assets	3,300	(5,000)
Accounts payable	(1,654,500)	427,500
Other current liabilities	207,000	(75,400)
Other long-term liabilities	—	(60,000)

Total adjustments	(2,053,600)	(877,200)

Net cash used in operating activities	(1,318,200)	(482,000)

Cash flows from investing activities:
Property additions	(45,500)	(36,100)
Intangible additions	(4,000)	—

Net cash used in investing activities	(49,500)	(36,100)

Cash flows from financing activities:
Proceeds from borrowings on bank and other loans	1,829,000	1,156,300
Proceeds from stock options and warrants exercised	10,300	16,400
Payments on bank and other loans	(708,200)	(375,000)

Net cash provided by financing activities	1,131,100	797,700

Net increase (decrease) in cash and cash equivalents	(236,600)	279,600

Cash and cash equivalents at beginning of period	301,800	83,100

Cash and cash equivalents at end of period	$65,200	$362,700

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Name Change and Award of ELVIS Contract

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

2.	Business Groups

Analex conducts its business through three groups: the Homeland Security Group, supporting intelligence systems; the Systems Engineering Group, supporting the development of space-based systems and the operation of terrestrial assets, including the ELVIS contract; and its ABS subsidiary, pursuing research and business opportunities in the areas of defenses against biological warfare agents and other infectious diseases.

The Homeland Security Group is expected to account for approximately 45% of the Company’s 2003 revenue. The Homeland Security Group expects to benefit from the country’s shifting priorities and new emphasis on enhanced intelligence capabilities. This Group provides engineering, scientific and information technology services and solutions to assist in the development, implementation and support of intelligence systems. Analex provides these services to various members of the Intelligence community, including the NRO, CIA, NSA, DoD, and major prime contractors.

The Systems Engineering Group is expected to account for approximately 48% of the Company’s 2003 revenues. This Group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle (ELV) engineering, space systems development, and ground support for space operations. This Group’s primary customers, including NASA and major aerospace firms, expect to be beneficiaries of increased defense spending.

ABS is expected to account for approximately 7% of the Company’s 2003 revenues. ABS pursues research in the areas of defenses against, and treatments for, biological warfare agents and other infectious diseases. ABS also provides consulting services regarding biological weapons, threats, and defensive strategies.

3.	Basis of Presentation

The interim consolidated financial statements for Analex Corporation (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”) filed with the Securities and Exchange Commission on March 25, 2003.

4.	Debt

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement (“Agreement”) with Bank of America, N.A. The Agreement originally provided the Company with a $4,000,000 revolving credit facility (the “Credit Facility”) through November 2, 2006 and a five-year $3,500,000 term loan (“Term Loan”). To fund additional working capital requirements generated by the award of the ELVIS contract, the Company negotiated an increase of the Credit Facility. The Company now has an $8,000,000 Credit Facility. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of March 31, 2003, the Credit Facility and Term Loan balances were $4,016,700 and $2,566,700, respectively. The interest rate at March 31, 2003 was 3.81% for the Credit Facility and 4.34% for the Term Loan. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. As of March 31, 2003, the Company is in compliance with these covenants. The accounts receivable and the other assets of the Company secure the Credit Facility and Term Loan.

In addition, the Company was required by Bank of America to obtain personal guarantees in the amount of $2,000,000, which the Company procured from two individuals, the Company’s Board member Gerald R. McNichols and J. Richard Knop. The compensation during the period of guaranty was in the form of cash and warrants. On December 20, 2002, Mr. McNichols and Mr. Knop were released from the guarantees.

The Company’s $3.5 million Term Loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. Beginning in January 2002, the Company has entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt, now totaling $2,200,000 is swapped into a fixed rate obligation at 4.25%. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The total effective interest rate on the swapped portion of the Term Loan amounted to 7.25% at March 31, 2003.

The Company’s comprehensive income for the three months ended March 31, 2003 was $742,600, which includes net income of $735,400 and other comprehensive income of $7,200 arising from the interest rate swap. The Company’s comprehensive income for the three months ended March 31, 2002 was $384,200, which includes net income of $395,200 and other comprehensive loss of $11,000 arising from the interest rate swap.

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling $772,600 with a five-year term, bearing interest at 6%. At March 31, 2003, the Seller Notes had an outstanding balance of approximately $600,500. The Company also entered into non-competition agreements with these sellers for total payments of $540,000 over a three-year period. As of March 31, 2003, the balance on the non-compete payments to be made by the Company was $360,000. In addition, the Company entered into non-competition agreements with former employees totaling $352,000, on a discounted basis, payable over various periods. The balance remaining to be paid under these non-competition agreements on March 31, 2003 was $228,951.

On May 29, 2002, Analex announced that it had been awarded a $164 million Expendable Launch Vehicle Integrated Support (“ELVIS”) prime contract by NASA. In conjunction with this award the Company issued promissory notes to certain Analex sellers totaling $1,000,000 with a three-year term, bearing interest at the prime rate plus 1%. At March 31, 2003 the outstanding balance on these notes was $833,333.

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006. The DOJ note payable balance was $739,600 as of March 31, 2003.

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002
Numerator: Net Income	$735,400	$395,200

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	14,445,356	14,385,725
Effect of dilutive securities:
Warrants	1,956,858	1,766,658
Employee stock options	1,163,470	644,381

Denominator for diluted earnings per share	17,565,684	16,796,764

Basic earnings per share	$.05	$.03

Diluted earnings per share	$.04	$.02

Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

6.	Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company adopted the disclosure provisions of SFAS No. 148 beginning with its financial reports for the year ended December 31, 2002.

	Three Months Ended 3/31/03	Three Months Ended 3/31/02
Net income as reported	$735,400	$395,200
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	$2,700	$3,200
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	$36,500	$2,000
Pro forma net income	$701,600	$396,400
Earnings per share:
Basic as reported	$.05	$.03
Diluted as reported	$.04	$.02
Basic pro forma	$.05	$.03
Diluted pro forma	$.04	$.02

7.	Concentration of Business

Almost all of the Company’s revenues are derived either directly as prime contractor or indirectly as a subcontractor to other government prime contractors. With the award of the ELVIS contract to the Company, approximately 48% of the Company’s 2003 revenues are expected to be derived, directly and indirectly, from NASA. Approximately 51% of the Company’s 2003 revenues are expected to be derived from various Department of Defense agencies.

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

9.	Business Segments

The Company has two reportable segments, ABS and Analex. The Homeland Security Group, and the Systems Engineering Group have been aggregated to form the reportable segment Analex. This aggregation is due to the fact that both groups perform similar services, operate in similar regulatory environments, and have similar customers. Each of the operating segments provides engineering, information technology, medical research or technical services to federal government agencies or major defense contractors. The reportable segments are distinguished by their individual clients, prior experience and technical skills.

Operating results are measured at the net income/(loss) level for each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s corporate amounts consist primarily of certain activities and assets not attributable to the reportable segments.

	THREE MONTHS ENDED MARCH 31, 2003	THREE MONTHS ENDED MARCH 31, 2002
Revenues:
ABS	$1,353,000	$1,570,200
Analex	15,278,200	11,465,300

Total revenues:	16,631,200	13,035,500

Net income/(loss):
ABS	$86,400	$62,300
Analex	649,000	332,900

Total net income:	735,400	395,200

Assets:
ABS	$1,625,000	$1,034,700
Analex	29,582,100	27,201,100

Total assets:	31,207,100	28,235,800

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003

TO THE THREE MONTHS ENDED MARCH 31, 2002

Revenues for the three months ended March 31, 2003 were $16,631,200, an increase of $3,595,700 from the $13,035,500 in revenues for the three months ended March 31, 2002. This increase is primarily due to increases in revenues in the Homeland Security Group and the Systems Engineering Group (primarily from the ELVIS contract), offset by a decline in revenues in ABS as a result of the completion of research work under grants from the US Army. Revenue growth for ABS depends on its future success in replacing expiring grants from DARPA and NIH with follow-on or other grants, as well as its future success in developing a bio-terrorism consulting business or in generating licensing revenues from any intellectual property it has or may develop.

Costs of revenue for the quarter ended March 31, 2003 were $13,860,100, an increase of $2,831,200 from the same period of the prior year. The increase is largely due to the costs of revenue generated in the Systems Engineering Group by the ELVIS contract. Costs of revenue as a percentage of revenues were approximately 83% and 85% for the quarters ended March 31, 2003 and 2002, respectively. The decrease is primarily due to the company’s focus to obtain contracts that generate higher profit margins.

Selling, general and administrative expenses totaled $1,531,000 for the March 31, 2003 quarter, compared with $1,268,000 for the same period of the prior year. The $263,000 increase is primarily due costs related to key business development and marketing positions filled.

Operating income for the three months ended March 31, 2003 was $1,139,900, compared to operating income of $673,100 for the period ended March 31, 2002. This $466,800 increase is primarily attributable to the profitability in the Systems Engineering Group derived from the ELVIS contract coupled with increased profitability of the Homeland Security Group. The Company’s operating income to be derived in the future from ABS depends on its future success in generating fee or royalty-bearing increases in revenues, as described above.

Operating margin for the three months ended March 31, 2003 was 7%, compared to operating margin of 5% for the period ended March 31, 2002. This 2% increase is primarily attributable to the increased profitability of the Homeland Security Group.

Interest expense totaled $112,400 for the March 31, 2003 quarter, compared with $268,500 for the same period of the prior year. The $156,100 decrease is due to the Company’s increased profitability, which reduced borrowing under the credit facility, coupled with the release of the guarantees associated with the Bank of America Debt.

Net income was $735,400 for the quarter ended March 31, 2003, compared to net income of $395,200 for the same period of the prior year. The $340,200 increase resulted primarily from the net income produced in the Systems Engineering Group by the ELVIS contract coupled with the increased profitability of the Homeland Security Group. Net margin for the three months ended March 31, 2003, was 4.4% compared with 3.0% for the three months ended March 31, 2002.

In the three months ended March 31, 2003, the Company recorded net income of approximately $735,400 and EBITDA, as defined below, of $1,264,400, after add-backs for interest of $111,300, depreciation of $24,300, amortization of $100,200, and income taxes of $293,200. In the three months ended March 31, 2002, the Company recorded net income of approximately $395,200 and EBITDA of $768,600, after add-backs for interest of $268,400, depreciation of $29,800, amortization of $65,500, and income taxes of $9,500. EBITDA as a percent of revenue was 7.6% for the three months ended March 31, 2003, compared to 5.9% for the three months ended March 31, 2002.

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

CAPITAL RESOURCES AND LIQUIDITY

Working capital at March 31, 2003 increased by approximately $126,000 from March 31, 2003 primarily due to an increase in accounts receivable partially offset by an increase in the credit facility balance.

Net cash used in operating activities during the three months ended March 31, 2003 was approximately $1,318,200, as compared with net cash used of approximately $482,000 during the same period in 2002. This increase was due to the timing of certain accounts payable disbursements in 2003, which is not a reflection of an underlying increase in cost of operations.

Net cash used in investing activities during the three months ended March 31, 2003 was approximately $49,500 compared to $36,100 used during the three months ended March 31, 2002. Net cash used in investing activities was for fixed asset purchases and costs associated with patent development.

On November 2, 2001, to finance the acquisition of Analex, the Company entered into the Credit Agreement which originally provided the Company with a $4,000,000 Credit Facility through November 2, 2006 and a five-year $3,500,000 Term Loan. To fund additional working capital requirements generated by the award of the ELVIS contract, the Company negotiated an increase of the Credit Facility. The Company now has an $8,000,000 Credit Facility. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

ELVIS Contract

Under the ELVIS contract, Analex provides a broad range of Expendable Launch Vehicle (ELV) support services for NASA requirements at John F. Kennedy Space Center, Florida; Cape Canaveral Air Force Station, Florida; Vandenberg Air Force Base, California; and other launch site locations. This includes management, operation and maintenance of facilities, systems and equipment, as well as specified technical and administrative capabilities.

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

The contract had a one-month phase-in period in June 2002, which is followed by a three-year, three-month basic period of performance. There are two options of three years each for a potential nine-year, four-month contract term. The contract value for the basic performance period is $55 million. The potential contract value including all priced options over nine years, four months is $163.8 million. However, total 9-year contract value may be increased as a result of additional task orders which may be issued under the contract as required.

Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements contained herein. Such factors and risks include business conditions and growth in the information services, engineering services, software development and government contracting arenas and in the economy in general. Competitive factors include the pressures toward consolidation of small government contracts into larger contracts awarded to major, multi-national corporations; and the Company’s ability to continue to recruit and retain highly skilled technical, managerial and sales/marketing personnel. Other risks may be detailed from time to time in the Company’s SEC reports.

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

The Company’s $3.5 million term loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. The Company has entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR was swapped into a fixed rate obligation at 4.25% beginning in January 2002. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation.

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

The notional value of the interest rate swap declines as the amount of the Term Loan is paid down. At March 31, 2003 the notional value of the swap was $2,200,000. Increases in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $52,200, based on debt levels at March 31, 2003.

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

Part II.    Other Information

Item 1.    Legal Proceedings

No material legal proceedings are currently pending.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: May 13, 2003

Analex Corporation (Registrant)

By:	/s/ STERLING E. PHILLIPS, JR.	By:	/s/ RONALD B. ALEXANDER
	Sterling E. Phillips, Jr.		Ronald B. Alexander
	President and Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Analex Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, the undersigned, Sterling E. Phillips, Jr., Chief Executive Officer of the Company, hereby certify, pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this quarterly report on Form 10-Q of Analex Corporation (the “Company”) for the period ending March 31, 2003 (the “Report”).
(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.
(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in the Report.
(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
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
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
(6)	The Company’s other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent of the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STERLING E. PHILLIPS, JR.
Sterling E. Phillips, Jr.
Chief Executive Officer
May 13, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Analex Corporation on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, the undersigned, Ronald B. Alexander, Chief Financial Officer of the Company, hereby certify, pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1)	I have reviewed this quarterly report on Form 10-Q of Analex Corporation (the “Company”)for the period ending March 31, 2003 (the “Report”).
(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.
(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in the Report.
(4)	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
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
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
(6)	The Company’s other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent of the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RONALD B. ALEXANDER
Ronald B. Alexander
Chief Financial Officer
May 13, 2003