Form 10-Q
period 2003-06-30
ANALEX CORP
filed 2003-08-13
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For	the quarterly period ended June 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☐ No ☒

As of August 11, 2003, 15,032,067 shares of the common stock of the registrant were outstanding.

ANALEX CORPORATION

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$892,200	$301,800
Accounts receivable, net	11,338,600	12,556,100
Prepaid expenses and other	321,100	270,500

Total current assets	12,551,900	13,128,400

Fixed assets, net	370,800	216,700
Goodwill	15,534,600	15,534,600
Contract rights and other intangibles, net	1,513,700	1,770,200
Deferred finance costs	66,000	75,900
Other	39,600	58,400

Total other assets	17,524,700	17,655,800

Total assets	$30,076,600	$30,784,200

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,128,200	$3,294,700
Note payable—line of credit	1,362,600	2,187,700
Note payable—bank term note	700,000	700,000
Notes payable—other	1,012,100	1,012,100
Other current liabilities	7,156,000	5,258,400

Total current liabilities	11,358,900	12,452,900

Note payable—bank term note	1,691,700	2,041,700
Notes payable—other	1,557,100	2,297,200
Other	74,300	90,600

Total long-term liabilities	3,323,100	4,429,500

Total liabilities	14,682,000	16,882,400

Commitments and contingencies
Shareholders’ equity:
Common stock $.02 par; authorized 20,000,000 shares; issued and outstanding—June 30, 2003, 14,868,200 shares and December 31, 2002, 14,427,080 shares	297,400	288,500
Additional capital	21,221,700	21,171,400
Deferred compensation	—	(7,700)
Accumulated other comprehensive loss	(74,300)	(90,600)
Accumulated deficit	(6,050,200)	(7,459,800)

Total shareholders’ equity	15,394,600	13,901,800

Total liabilities and shareholders’ equity	$30,076,600	$30,784,200

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)
Revenues	$16,602,900	$12,928,200	$33,234,100	$25,963,700
Operating costs and expenses:
Costs of revenue	13,922,800	11,231,100	27,782,900	22,260,000
Selling, general and administrative	1,549,100	1,172,600	3,080,100	2,440,600
Amortization of other intangible assets	104,300	74,500	204,500	140,000

Total operating costs and expenses	15,576,200	12,478,200	31,067,500	24,840,600

Operating income	1,026,700	450,000	2,166,600	1,123,100

Other income (expense):
Interest income	—	500	1,100	600
Interest expense	(84,200)	(241,900)	(196,600)	(510,400)

Total other expense	(84,200)	(241,400)	(195,500)	(509,800)

Income before income taxes	942,500	208,600	1,971,100	613,300
Provision for income taxes	268,300	4,200	561,500	13,700

Net income	$674,200	$204,400	$1,409,600	$599,600

Net income per share:
Basic	$0.05	$0.01	$0.10	$0.04

Diluted	$0.04	$0.01	$0.08	$0.04

Weighted average number of shares:
Basic	14,577,663	14,395,177	14,511,875	14,390,477

Diluted	17,169,313	16,997,139	17,496,504	16,887,701

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	June 30, 2003	June 30, 2002
	(unaudited)
Cash flows from operating activities:
Net income	$1,409,600	$599,600

Adjustments to reconcile net income to net cash from operating activities:
Depreciation	63,000	55,800
Amortization of other intangible assets	204,500	140,000
Non-cash interest expense	—	176,500
Stock-based compensation expense	7,700	5,100
Write-off of patent related cost	38,300	—
Changes in operating assets and liabilities:
Accounts receivable	1,217,500	(1,953,200)
Prepaid expenses and other	(50,600)	(273,300)
Other assets	28,700	27,500
Accounts payable	(2,166,500)	24,700
Other current liabilities	1,897,600	677,900
Other long-term liabilities	—	(56,200)

Total adjustments	1,240,200	(1,175,200)

Net cash provided by (used in) operating activities	2,649,800	(575,600)

Cash flows from investing activities:
Property additions	(197,300)	(123,900)
Intangible additions	(6,100)	—

Net cash used in investing activities	(203,400)	(123,900)

Cash flows from financing activities:
Proceeds from borrowings on bank and other loans	1,829,000	1,777,500
Proceeds from stock options and warrants exercised	59,200	90,400
Payments on bank and other loans	(3,744,200)	(882,300)

Net cash (used in) provided by financing activities	(1,856,000)	985,600

Net increase in cash and cash equivalents	590,400	286,100
Cash and cash equivalents at beginning of period	301,800	83,100

Cash and cash equivalents at end of period	$892,200	$369,200

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

The Homeland Security Group has accounted for approximately 40% of the Company’s 2003 year-to-date revenue. The Homeland Security Group expects to benefit from the country’s shifting priorities and new emphasis on enhanced intelligence capabilities. This group provides engineering, scientific and information technology services and solutions to assist in the development, implementation and support of intelligence systems. Analex provides these services to various members of the Intelligence community, including the National Reconnaissance Office (NRO), the National Security Agency (NSA), the Department of Defense (DoD), and major prime contractors.

The Systems Engineering Group has accounted for approximately 52% of the Company’s 2003 year-to-date revenues. This group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle (ELV) engineering, space systems development, and ground support for space operations. This Group’s primary customers, including NASA and major aerospace firms, expect to be beneficiaries of increased defense spending.

ABS has accounted for approximately 8% of the Company’s 2003 year-to-date revenues. ABS pursues research in the areas of defenses against, and treatments for, biological warfare agents and other infectious diseases. ABS also provides consulting services regarding biological weapons, threats, and defensive strategies.

3.    Basis of Presentation

The interim consolidated financial statements for Analex Corporation (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”) filed with the Securities and Exchange Commission on March 25, 2003.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF Issue No. 00-21 will not have a material impact on its financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. As the Company has not entered into or modified any guarantees subsequent to December 31, 2002, the implementation of FIN 45 did not impact the Company’s financial position or results of operations. The Company has updated its disclosures to comply with the requirements in FIN 45.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have a significant impact to the Company’s financial statements.

4.    Debt

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement (“Agreement”) with Bank of America, N.A. The Agreement originally provided the Company with a $4,000,000 revolving credit facility (the “Credit Facility”) through November 2, 2006 and a five-year $3,500,000 term loan (“Term Loan”). To fund additional working capital requirements generated by the award of the ELVIS contract, the Company negotiated an increase of the Credit Facility. The Company now has an $8,000,000 Credit Facility. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of June 30, 2003, the Credit Facility and Term Loan balances were $1,362,600 and $2,391,700, respectively. The interest rate at June 30, 2003 was 3.61% for the Credit Facility and 4.32% for the Term Loan. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. As of June 30, 2003, the Company is in compliance with these covenants. The accounts receivable and the other assets of the Company secure the Credit Facility and Term Loan.

The Company’s $3.5 million Term Loan facility from Bank of America carries interest comprised of two components: floating rate LIBOR plus a credit performance margin. In January 2002, the Company entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt, now totaling $2,050,000 was swapped into a fixed rate obligation at 4.25%. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The total effective interest rate on the swapped portion of the Term Loan amounted to 7.25% at June 30, 2003.

The Company’s comprehensive income for the three months ended June 30, 2003 was $683,300, which includes net income of $674,200 and other comprehensive income of $9,100 arising from the interest rate swap. The Company’s comprehensive income for the six months ended June 30, 2003 was $1,425,900, which includes net income of $1,409,600 and other comprehensive income of $16,300 arising from the interest rate swap.

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$674,200	$204,400	$1,409,600	$599,600
Weighted average shares outstanding	14,577,663	14,395,177	14,511,875	14,390,477
Effect of dilutive securities:
Warrants	1,560,693	1,848,726	1,882,978	1,810,982
Employee stock options	1,030,957	753,236	1,101,651	686,242
Diluted weighted average shares outstanding	17,169,313	16,997,139	17,496,504	16,887,701
Basic earnings per share	$.05	$.01	$.10	$.04
Diluted earnings per share	$.04	$.01	$.08	$.04

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

	Three Months Ended 6/30/03	Three Months Ended 6/30/02	Six Months Ended 6/30/03	Six Months Ended 6/30/02
Net income as reported	$674,200	$204,400	$1,409,600	$599,600

Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	$2,800	$1,700	$5,500	$4,900

Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	$16,100	$—	$52,600	$219,600

Pro forma net income	$660,900	$206,100	$1,362,500	$384,900

Earnings per share:
Basic as reported	$.05	$.01	$.10	$.04
Diluted as reported	$.04	$.01	$.08	$.04
Basic pro forma	$.05	$.01	$.09	$.03
Diluted pro forma	$.04	$.01	$.08	$.02

7.    Concentration of Business

Almost all of the Company’s revenues are derived either directly from the U.S. Government as prime contractor or indirectly as a subcontractor to other government prime contractors. With the award of the ELVIS contract to the Company, approximately 52% of the Company’s 2003 year-to-date revenues have been derived, directly and indirectly, from NASA. Approximately 47% of the Company’s 2003 year-to-date revenues have been derived from various Department of Defense agencies.

8.    Equity Capital

Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share (“Guaranteed Shares”), if such shares are sold within such period and if certain other conditions are satisfied. As of June 30, 2003, the maximum amount that the Company would be required to pay under the terms of the guarantee was $1,157,100. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of June 30, 2003, no amounts were accrued under the guarantee.

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

	THREE MONTHS ENDED JUNE 30, 2003	THREE MONTHS ENDED JUNE 30, 2002	SIX MONTHS ENDED JUNE 30, 2003	SIX MONTHS ENDED JUNE 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
ABS	$1,177,700	$1,588,200	$2,530,700	$3,158,400
Analex	15,425,200	$11,340,000	30,703,400	22,805,300

Total revenues:	$16,602,900	$12,928,200	$33,234,100	$25,963,700

Net income:
ABS	$63,200	$144,000	$149,600	$206,300
Analex	611,000	60,400	1,260,000	393,300

Total net income:	$674,200	$204,400	$1,409,600	$599,600

Assets:
ABS	$770,300	$805,900	$770,300	$805,900
Analex	29,306,300	29,182,200	29,306,300	29,182,200

Total assets:	$30,076,600	$29,988,100	$30,076,600	$29,988,100

10.    Litigation and Claims

From time to time, the Company has been subject to various claims, legal proceedings, and investigations arising in the ordinary course of business. As of June 30, 2003, management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

11.    Subsequent Event

On July 18, 2003, the Company entered into a Purchase Agreement (the “Pequot Purchase Agreement”) with two investment funds managed by Pequot Capital Management, Inc. (“Pequot”) pursuant to which the Company has agreed to:

•	issue and sell to Pequot 6,726,457 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $2.23 per share of Series A Preferred Stock (the “Series A Purchase Price”) and an aggregate consideration of approximately $15,000,000;

•	in connection with the issuance and sale of the Series A Preferred Stock, issue warrants (the “Preferred Warrants”) exercisable to purchase the Company’s common stock (the “Common Stock”) at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock;

•	issue and sell to Pequot $10,000,000 in aggregate principal amount of the Company’s Secured Subordinated Convertible Promissory Notes (the “Convertible Notes”); and

•	in connection with the issuance and sale of the Convertible Notes, issue warrants (the “Note Warrants,” and together with the Preferred Warrants, the “Warrants”) exercisable to purchase Common Stock at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Convertible Notes.

In addition, on July 18, 2003, the Company entered into a Securities Repurchase Agreement (the “Stout Repurchase Agreement”) with Company Chairman Jon M. Stout, certain members of Mr. Stout’s immediate family and certain entities controlled by Mr. Stout and his family (collectively, the “Stout Parties”) pursuant to which the Company will purchase an aggregate of 2,625,451 shares of Common Stock and warrants and options exercisable to purchase an aggregate of 1,209,088 shares of Common Stock from the Stout Parties for aggregate consideration of approximately $9.2 million. The aggregate purchase price to be paid by the Company to the Stout Parties pursuant to the Securities Repurchase Agreement is calculated by multiplying the number of shares of Common Stock to be repurchased (including those issuable under warrants and options held by the Stout Parties) by $2.63 per share, and then reducing such amount by the amount of the aggregate exercise prices of the warrants and options held by the Stout Parties. The Common Stock, warrants and options to be purchased by the Company represent all of the equity interests in the Company owned by the Stout Parties other than approximately 100,000 shares of Common Stock which Mr. Stout may use to make a gift to a specified academic institution pursuant to the terms of the Stout Repurchase Agreement and which the Company may subsequently repurchase pursuant to the Stout Repurchase Agreement if such gift is not made.

The transactions contemplated by the Pequot Purchase Agreement and the Stout Repurchase Agreement are required to be closed simultaneously at a closing (the “Closing”) following approval of the Pequot Transaction by the Company’s stockholders and the satisfaction of the closing conditions provided for in the Pequot Purchase Agreement and the Stout Repurchase Agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003

TO THE THREE MONTHS ENDED JUNE 30, 2002

Revenues for the three months ended June 30, 2003 were $16,602,900, an increase of $3,674,700 from the $12,928,200 in revenues for the three months ended June 30, 2002. This increase is primarily due to increases in revenues in the Homeland Security Group and the Systems Engineering Group (primarily from the ELVIS contract), offset by a decline in ABS revenues as a result of the completion of research work under grants from the US Army.

Revenue growth for ABS depends on its future success in replacing expiring grants from the Defense Advanced Research Projects Agency (DARPA) and the National Institutes of Health (NIH) with follow-on or other grants, as well as its future success in developing a bio-terrorism consulting business or in generating licensing revenues from any intellectual property it has or may develop. For the third quarter of 2003 and subsequent periods, the year-over-year revenue and net income comparisons will include the results of the ELVIS contract in the prior-year period. Consequently, the year-over-year comparisons resulting from organic growth are expected to be less dramatic than for the current period.

Costs of revenue for the quarter ended June 30, 2003 were $13,922,800, an increase of $2,691,700 from the same period of the prior year. The increase is largely due to the costs of revenue generated in the Systems Engineering Group by the ELVIS contract. Costs of revenue as a percentage of revenues were approximately 84% and 87% for the quarters ended June 30, 2003 and 2002, respectively. The decrease is primarily due to the company’s ability to renegotiate existing contracts and negotiate new contracts to obtain a higher fee percentage and controlling overhead expenses.

Selling, general and administrative expenses totaled $1,549,100 for the quarter ended June 30, 2003, compared with $1,172,600 for the same period of the prior year. The $376,500 increase is primarily due to costs related to fulfillment of key business development and marketing positions.

Operating income for the three months ended June 30, 2003 was $1,026,700, compared to operating income of $450,000 for the period ended June 30, 2002. This $576,700 increase is primarily attributable to the profitability in the Systems Engineering Group derived from the ELVIS contract coupled with increased profitability of the Homeland Security Group. The Company’s operating income to be derived in the future from ABS depends on its future success in generating fee or royalty-bearing increases in revenues, as described above.

Operating margin for the three months ended June 30, 2003 was 6%, compared to operating margin of 3% for the period ended June 30, 2002. This 3% increase is primarily attributable to the increased profitability of the Homeland Security Group.

Interest expense totaled $84,200 for the quarter ended June 30, 2003, compared with $241,900 for the same period of the prior year. The $157,700 decrease is due to the Company’s increased profitability, which reduced borrowing under the credit facility, coupled with the termination of the guarantees associated with the Bank of America debt.

Income tax expense for the quarter ended June 30, 2003 was $268,300 compared with $4,200 for the same period of the prior year. The Company’s effective income tax rate is lower than the statutory federal rate of 34% primarily due to the reduction of a valuation allowance on the Company’s deferred tax assets. Our valuation allowance is expected to be eliminated by December 31, 2003.

Net income was $674,200 for the quarter ended June 30, 2003, compared to net income of $204,400 for the same period of the prior year. The $469,800 increase resulted primarily from the net income produced in the Systems Engineering Group by the ELVIS contract coupled with the increased profitability of the Homeland Security Group. Net margin for the three months ended June 30, 2003, was 4.1% compared with 1.6% for the three months ended June 30, 2002.

In the quarter ended June 30, 2003, the Company recorded net income of approximately $674,200 and EBITDA, as defined below, of $1,169,700, after add-backs for interest of $84,200, depreciation of $38,700, amortization of $104,300, and income taxes of $268,300. In the quarter ended June 30, 2002, the Company recorded net income of approximately $204,400 and EBITDA of $551,000, after add-backs for interest of $241,900, depreciation of $26,000, amortization of $74,500, and income taxes of $4,200. EBITDA as a percent of revenue was 7.0% for the quarter ended June 30, 2003, compared to 4.3% for the quarter ended June 30, 2002.

EBITDA, or earnings before interest, taxes, depreciation and amortization, is considered a non-GAAP financial measure under applicable SEC rules. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles.

EBITDA is a widely used measure of operating performance. It is presented as supplemental information that management of the Company believes is useful to investors to evaluate the Company’s results because it excludes certain items that are not directly related to the Company’s core operating performance. EBITDA is calculated by adding back net interest expense, income taxes, depreciation and amortization to net income. EBITDA should not be considered as a substitute either for net income, as an indicator of the Company’s operating performance, or for cash flow, as measures of the Company’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the Company’s presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003

TO THE SIX MONTHS ENDED JUNE 30, 2002

Revenues for the six months ended June 30, 2003 were $33,234,100, an increase of $7,270,400 from the $25,963,700 in revenues for the six months ended June 30, 2002. This increase is primarily due to increases in revenues in the Homeland Security Group and the Systems Engineering Group (primarily from the ELVIS contract), offset by a decline in revenues in ABS as a result of the completion of research work under grants from the US Army.

Revenue growth for ABS depends on its future success in replacing expiring grants from DARPA and NIH with follow-on or other grants, as well as its future success in developing a bio-terrorism consulting business or in generating licensing revenues from any intellectual property it has or may develop. For the third quarter of 2003 and subsequent periods, the year-over-year revenue and net income comparisons will include the results of the ELVIS contract in the prior-year period. Consequently, the year-over-year comparisons resulting from organic growth are expected to be less dramatic than for the current period.

Costs of revenue for the six months ended June 30, 2003 were $27,782,900, an increase of $5,522,900 from the same period of the prior year. The increase is largely due to the costs of revenue generated in the Systems Engineering Group by the ELVIS contract. Costs of revenue as a percentage of revenues were approximately 84% and 86% for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily due to the company’s ability to renegotiate existing contracts and negotiate new contracts to obtain a higher fee percentage and controlling overhead expenses.

Selling, general and administrative expenses totaled $3,080,100 for the six months ended June 30, 2003, compared with $2,440,600 for the same period of the prior year. The $639,500 increase is primarily due to costs related to fulfillment of key business development and marketing positions. The decrease is primarily due to the company’s ability to renegotiate contracts to obtain a higher fee percentage and controlling overhead expenses.

Operating income for the six months ended June 30, 2003 was $2,166,600, compared to operating income of $1,123,100 for the six months ended June 30, 2002. This $1,043,500 increase is primarily attributable to the profitability in the Systems Engineering Group derived from the ELVIS contract coupled with increased profitability of the Homeland Security Group. The Company’s operating income to be derived in the future from ABS depends on its future success in generating fee or royalty-bearing increases in revenues, as described above.

Operating margin for the six months ended June 30, 2003 was 7%, compared to operating margin of 4% for the six months ended June 30, 2002. This 3% increase is primarily attributable to the increased profitability of the Homeland Security Group.

Interest expense totaled $196,600 for the six months ended June 30, 2003, compared with $510,400 for the same period of the prior year. The $313,800 decrease is due to the Company’s increased profitability, which reduced borrowing under the credit facility, coupled with the release of the guarantees associated with the Bank of America debt.

Income tax expense for the six months ended June 30, 2003 was $561,500 compared with $13,700 for the same period of the prior year. The Company’s effective income tax rate is lower than the statutory federal rate of 34% primarily due to the reduction of a valuation allowance on the Company’s deferred tax assets. Our valuation allowance is expected to be eliminated by December 31, 2003.

Net income was $1,409,600 for the six months ended June 30, 2003, compared to net income of $599,600 for the same period of the prior year. The $810,000 increase resulted primarily from the net income produced in the Systems Engineering Group by the ELVIS contract coupled with the increased profitability of the Homeland Security Group. Net margin for the six months ended June 30, 2003, was 4.2% compared with 2.3% for the six months ended June 30, 2002.

In the six months ended June 30, 2003, the Company recorded net income of approximately $1,409,600 and EBITDA, as defined below, of $2,434,100, after add-backs for interest of $195,500, depreciation of $63,000, amortization of $204,500, and income taxes of $561,500. In the six months ended June 30, 2002, the Company recorded net income of approximately $599,600 and EBITDA of $1,319,500, after add-backs for interest of $510,400, depreciation of $55,800, amortization of $140,000, and income taxes of $13,700. EBITDA as a percent of revenue was 7.3% for the six months ended June 30, 2003, compared to 5.1% for the six months ended June 30, 2002.

EBITDA, or earnings before interest, taxes, depreciation and amortization, is considered a non-GAAP financial measure under applicable SEC rules. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles.

EBITDA is a widely used measure of operating performance. It is presented as supplemental information that management of the Company believes is useful to investors to evaluate the Company’s results because it excludes certain items that are not directly related to the Company’s core operating performance. EBITDA is calculated by adding back net interest expense, income taxes, depreciation and amortization to net income. EBITDA should not be considered as a substitute either for net income, as an indicator of the Company’s operating performance, or for cash flow, as measures of the Company’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the Company’s presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

CAPITAL RESOURCES AND LIQUIDITY

Working capital at June 30, 2003 increased by approximately $517,500 from December 31, 2002 primarily due to an increase in cash and a decrease in the credit facility balance.

Net cash provided by operating activities during the six months ended June 30, 2003 was approximately $2,649,800, as compared with net cash used of approximately $575,600 during the same period in 2002. This increase was due to the Company’s increased profitability.

Net cash used in investing activities during the six months ended June 30, 2003 was approximately $203,400 compared to $123,900 used during the six months ended June 30, 2002. Net cash used in investing activities during the six months ended June 30, 2003, and during the six months ended June 30, 2002, was for fixed asset purchases and costs associated with patent development.

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

The contract had a one-month phase-in period in June 2002, which is followed by a three-year, three-month basic period of performance. There are two options of three years each for a potential nine-year, four-month contract term. The contract value for the basic performance period is $55 million. The potential contract value including all priced options, is $163.8 million. However, total contract value may be increased as a result of additional task orders which may be issued under the contract as required.

Subsequent Events

On July 18, 2003, the Company entered into a Purchase Agreement (the “Pequot Purchase Agreement”) with two investment funds managed by Pequot Capital Management, Inc. (“Pequot”) pursuant to which the Company has agreed to:

•	issue and sell to Pequot 6,726,457 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $2.23 per share of Series A Preferred Stock (the “Series A Purchase Price”) and an aggregate consideration of approximately $15,000,000;

•	in connection with the issuance and sale of the Series A Preferred Stock, issue warrants (the “Preferred Warrants”) exercisable to purchase the Company’s common stock (the “Common Stock”) at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock;

•	issue and sell to Pequot $10,000,000 in aggregate principal amount of the Company’s Secured Subordinated Convertible Promissory Notes (the “Convertible Notes”); and

•	in connection with the issuance and sale of the Convertible Notes, issue warrants (the “Note Warrants,” and together with the Preferred Warrants, the “Warrants”) exercisable to purchase Common Stock at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Convertible Notes.

In addition, on July 18, 2003, the Company entered into a Securities Repurchase Agreement (the “Stout Repurchase Agreement”) with Company Chairman Jon M. Stout, certain members of Mr. Stout’s immediate family and certain entities controlled by Mr. Stout and his family (collectively, the “Stout Parties”) pursuant to which the Company will purchase an aggregate of 2,625,451 shares of Common Stock and warrants and options exercisable to purchase an aggregate of 1,209,088 shares of Common Stock from the Stout Parties for aggregate consideration of approximately $9.2 million. The aggregate purchase price to be paid by the Company to the Stout Parties pursuant to the Securities Repurchase Agreement is calculated by multiplying the number of shares of Common Stock to be repurchased (including those issuable under warrants and options held by the Stout Parties) by $2.63 per share, and then reducing such amount by the amount of the aggregate exercise prices of the warrants and options held by the Stout Parties. The Common Stock, warrants and options to be purchased by the Company represent all of the equity interests in the Company owned by the Stout Parties other than approximately 100,000 shares of Common Stock which Mr. Stout may use to make a gift to a specified academic institution pursuant to the terms of the Stout Repurchase Agreement and which the Company may subsequently repurchase pursuant to the Stout Repurchase Agreement if such gift is not made.

The transactions contemplated by the Pequot Purchase Agreement and the Stout Repurchase Agreement are required to be closed simultaneously at a closing (the “Closing”) following approval of the Pequot Transaction by the Company’s stockholders and the satisfaction of the closing conditions provided for in the Pequot Purchase Agreement and the Stout Repurchase Agreement. The transactions contemplated by the Pequot Purchase Agreement and the Stout Repurchase Agreement are collectively referred to herein as the “Pequot Transaction.”

The proceeds from the sale of the Convertible Notes will be used to repurchase the securities from the Stout Parties and pay expenses in connection with the Pequot Transaction.

The Company anticipates using the proceeds from the sale of the Series A Preferred Stock to pay certain existing liabilities and to support all or a portion of the cost of future acquisitions by the Company.

Pequot Purchase Agreement

The issuance of the Series A Preferred Stock, Convertible Notes and Warrants and the other transactions contemplated by the Pequot Purchase Agreement are subject to several closing conditions, including the approval of the Company’s stockholders.

If the Company is unable to consummate the Pequot Transaction due to a determination by the Company’s Board of Directors that consummation of such transaction conflicts with the Board’s fiduciary duties under applicable law, the Company is required to pay Pequot a fee of $750,000. If the Closing does not occur because Pequot is unable to consummate the transaction for any reason other than the Company’s failure to comply with its obligations or to satisfy the conditions to Pequot’s closing obligations, then Pequot is required to pay the Company a fee of $750,000.

Series A Preferred Stock

The Series A Preferred Stock bears a cumulative annual dividend of 6%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in a default under the Company’s senior credit facility, in additional shares of Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to vote together with all other classes and series of voting stock of the Company on all actions to be taken by the stockholders of the Company. In addition, as long as 50% of the Series A Preferred Stock originally issued remains outstanding, the Company may not take numerous specified actions (including mergers, certain changes to the Company’s Certificate of Incorporation and acquisitions involving aggregate consideration greater than $10,000,000) without obtaining the written consent of the holders of a majority of the Series A Preferred Stock. If the Company fails to comply with its redemption obligations with respect to the Series A Preferred Stock (discussed below), the Company may not take such specified actions without Pequot’s consent, regardless of the amount of Series A Preferred Stock Pequot owns.

Upon any liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock are entitled to receive, out of the Company’s assets available for stockholder distributions and prior to distributions to junior securities (including the Common Stock), an amount equal to the Series A Purchase Price plus any accrued but unpaid dividends thereon. Certain mergers, acquisitions or asset sales involving the Company are treated as a liquidation event unless the holders of a majority of the Series A Preferred Stock elect not to treat such transactions as liquidation events.

The Series A Preferred Stock is convertible into Common Stock at any time at the election of its holders, initially at a ratio of one share of Common Stock for every share of Series A Preferred Stock. The conversion ratio is subject to adjustments for certain dilutive equity issuances and for stock splits, stock dividends and similar events. The Series A Preferred Stock will automatically convert into Common Stock if, any time following 18 months after the Closing, the average closing price of the Common Stock over a 20 consecutive trading day period exceeds 2.5 times the conversion price then in effect for the Series A Preferred Stock. In addition, the Series A Preferred Stock held by holders that do not accept an offer by the Company to purchase the Series A Preferred Stock for at least 2.5 times the conversion price then in effect also will automatically convert into Common Stock. In addition, the Series A Preferred Stock will automatically convert into Common Stock upon the agreement of the holders of a majority of the Series A Preferred Stock.

Holders of the Series A Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after the fourth anniversary of the Closing at the Series A Purchase Price, as adjusted for stock splits, stock dividends and similar events, plus accrued but unpaid dividends. Holders of the Series A Preferred Stock and any debt or equity security of the Company convertible into Series A Preferred Stock (including the Convertible Notes) have pro rata preemptive rights with respect to private equity offerings by the Company after the Closing, subject to specified exceptions.

These and other terms and provisions of the Series A Preferred Stock are set forth in the Certificate of Designations Powers, Preferences and Rights of the Series A Preferred Stock (the “Series A Certificate of Designations”) that will form a part of the Company’s Certificate of Incorporation. The Series A

Certificate of Designations will be filed with the Secretary of State of Delaware prior to the Closing.

Convertible Notes

The Convertible Notes mature on the fourth anniversary of the Closing. The Convertible Notes bear interest at an annual rate of 7%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in a default under the Company’s senior credit facility, accrued and added to the outstanding principal. Upon a payment default, the interest rate on the Convertible Notes will be increased to 11% per annum.

Prior to the date which is 18 months after the Closing, the Convertible Notes may not be prepaid without the consent of the holders of a majority of the outstanding principal amount of the Convertible Notes. Any time following 18 months after the Closing, the Company, at its sole option, may prepay the Convertible Notes. Such prepayment will be made, in most circumstances at the option of the Convertible Note holders, either in cash in an amount equal to the outstanding principal plus the net present value of interest to maturity discounted at 7% per annum or by conversion of the principal into shares of Series A Preferred Stock and the payment of interest in cash or in shares of Series A Preferred Stock. Holders of the Convertible Notes may convert the outstanding principal and accrued interest on the Notes into Series A Preferred Stock at any time. The conversion price for the Convertible Notes is 135% of the Series A Purchase Price, subject to adjustment for stock splits, stock dividends and similar events. The Company may cause the automatic conversion of the Convertible Notes into Common Stock if, any time following 18 months after the Closing, the average closing price for the Common Stock over a 20 consecutive trading day period exceeds 2.5 times the Series A Purchase Price, as adjusted for dilutive equity issuances, stock splits, stock dividends and similar events.

The terms of the Convertible Notes provide for specified events of default, including failure to pay principal of and interest on the Notes, certain violations of financial and operational covenants and certain other events, many of which are similar to the events of default under the Company’s senior credit facility. The Company’s obligations under the Convertible Notes will be secured by a lien on substantially all of the assets of the Company and its subsidiaries and will be guaranteed by the Company’s subsidiaries. Such obligations will be subordinated to the rights of the Company’s present and future senior secured lenders and the rights of the DOJ under the Settlement Agreement between the DOJ and the former Analex Corporation. The relative rights of the Company’s senior lenders and the holders of the

Convertible Notes are set forth in an intercreditor agreement (the “Intercreditor Agreement”) that will become effective at the Closing.

During the time that the Convertible Notes and the Series A Preferred Stock are outstanding, the Company will be subject to financial and operational covenants specified in the Pequot Purchase Agreement. These financial and operational covenants will be no more restrictive than the financial and operational covenants included in the Company’s senior credit facility. Certain of such covenants will continue in effect after the payment or conversion of the Convertible Notes.

Warrants

The Warrants are exercisable at any time before the tenth anniversary of the Closing. The Preferred Warrants are exercisable to purchase one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock. The Note Warrants are exercisable to purchase one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Convertible Notes. The exercise price of the Warrants is $3.28 (representing a 47% premium to the Series A Purchase Price) subject to adjustment for stock splits, stock dividends and similar events.

Stockholders’ Voting Agreement

At the Closing, the Company, Pequot and certain stockholders of the Company who, together with Pequot, will own a majority of the voting stock of the Company upon the Closing, will enter into a Stockholders’ Voting Agreement (the “Stockholders’ Agreement”), pursuant to which Pequot and such stockholders agree to vote, or cause to be voted, all securities of the Company they own or over which they have voting control so that the number of directors of the Company will be seven (7), consisting of:

•	the Company’s chief executive officer, currently Mr. Phillips,

•	two (2) directors designated by Pequot,

•	three (3) non-employee directors designated by the Company’s Chief Executive Officer and acceptable to Pequot, and

•	one (1) independent director designated by Pequot and acceptable to the Company’s Chief Executive Officer.

One of the directors designated by Pequot will be the “financial expert” required by Securities and Exchange Commission rules,

and, to the greatest extent permitted by applicable law and regulations, at least one director designated by Pequot will be on each committee of the Board. If Pequot holds less than specified percentages of the securities it originally purchases at the Closing, Pequot will have the right to designate two, one or no directors. If Pequot has the right to designate fewer than two directors, the above voting provisions are adjusted in the manner described in the Stockholders’ Agreement.

Immediately following the Closing, the Board will be constituted in accordance with the Stockholders’ Agreement, and will consist of four current directors, including Mr. Phillips, and three directors designated by Pequot, including Gerald Poch, Managing Director of a Pequot affiliate, and Martin Hale, General Partner of a Pequot affiliate. At the Closing, Mr. Stout and Shawna Stout will resign from the Board.

In certain circumstances, including the Company’s failure to redeem the Series A Preferred Stock as required or failure to pay certain amounts due under the Convertible Notes, Pequot may designate additional directors so that the Pequot directors comprise a majority of the Board. This right will terminate if the Company redeems the Series A Preferred Stock and repays the Convertible Notes.

Registration Rights

At the Closing, the Company will enter into a Registration Rights Agreement with Pequot (the “Registration Rights Agreement”), pursuant to which, within 30 days following the Closing, the Company will be required to file a registration statement on Form S-3 registering the resale of the Common Stock underlying the Series A Preferred Stock, the Convertible Notes and the Warrants. The Company will be required to keep such registration statement effective until all the Common Stock registered thereunder is sold or the holders are entitled to sell such Common Stock under Rule 144(k) under the Securities Act of 1933. The Registration Rights Agreement also provides Pequot with piggyback registration rights with respect to certain underwritten offerings initiated by the Company.

Stout Repurchase

The consummation of the transactions under the Stout Repurchase Agreement is subject to several conditions, including the approval of the Company’s stockholders of the Pequot Transaction and the receipt by the Company of an updated fairness opinion from Houlihan, Lokey, Howard & Zukin Financial Advisors, Inc. with respect to the fairness of the Pequot Transaction, including the repurchase of the Stout Parties’ securities.

At the Closing, the Registration Rights Agreement, dated as of March 30, 2000, by and among the Company, Mr. Stout, Patricia Stout, the Stout Dynastic Trust, J. Richard Knop and certain other investors in the Company, will be terminated. In addition, the Voting Agreement, dated as of March 30, 2000, by and among Mr. Stout, Mrs. Stout, the Stout Dynastic Trust, Mr. Knop, C.W. Gilluly and certain other investors in the Company, will be terminated at the Closing.

In connection with the Closing, Mr. Stout’s employment with the Company will be terminated, and an Employment Termination Agreement between the Company and Mr. Stout (the “Stout Employment Termination Agreement”) will become effective. Pursuant to the Stout Employment Termination Agreement, at the Closing, the Company will pay Mr. Stout $280,000, representing two years’ base salary under Mr. Stout’s existing employment agreement. In addition, a Non-Competition Agreement between Mr. Stout and the Company (the “Stout Non-Competition Agreement”) will become effective at the Closing. Under the Stout Non-Competition Agreement, Mr. Stout agrees not to compete with the Company, adversely interfere with the Company’s current and prospective customers and clients or solicit or hire Company employees, consultants or service providers for a period of three (3) years following the Closing. As consideration for such non-competition and non-solicitation restrictions, and as long as Mr. Stout is in compliance with the Stout Non-Competition Agreement, the Company will pay him $50,000 every three months during the term of the agreement, for aggregate consideration of $600,000.

Amendment to Senior Credit Facility

In connection with the Closing, an amendment (the “Credit Agreement Amendment”) to the Company’s existing credit agreement with Bank of America, N.A. (“Bank of America”) will become effective. The Credit Agreement Amendment will eliminate or revise certain operational and financial covenants and revise an event of default provision. In connection with the execution of the Pequot Transaction documents, Bank of America has provided the Company with a letter (the “Bank of America Consent Letter”) consenting to the Company’s entering into the Pequot Transaction and waiving certain covenant defaults under the existing credit agreement otherwise triggered by the Pequot Transaction.

Increase in Authorized Stock

In connection with its review and approval of the Pequot Transaction, the Company’s Board of Directors has authorized an increase in the number of shares of the Company’s Common Stock and Preferred Stock authorized for issuance. This increase would result in the Company having total authorized capital stock of 100,000,000 shares, consisting of 65,000,000 shares of Common

Stock and 35,000,000 shares of Preferred Stock. The increase will be reflected in a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) which will be presented to the Company’s stockholders for approval at the special meeting to be held to approve the Pequot Transaction.

Stockholder Approval

The Company’s stockholders will be asked to approve the Pequot Transaction and the increase in authorized capital stock at a special meeting of stockholders. In connection with the execution of the Pequot Purchase Agreement, stockholders holding approximately 48% of the Company’s Common Stock (including the Stout Parties) entered into a Voting Agreement (the “Pequot Transaction Voting Agreement”), pursuant to which these stockholders have agreed to vote in favor of the Pequot Transaction at any meeting of the Company’s stockholders or in connection with any action taken by such stockholders.

Summary of Terms

The description of the terms and provisions of the Pequot Purchase Agreement, the Series A Certificate of Designations, the Convertible Notes, the Warrants, the Intercreditor Agreement, the Stockholders’ Voting Agreement, the Registration Rights Agreement, the Stout Repurchase Agreement, the Stout Employment Termination Agreement, the Stout Non-Competition Agreement, the Certificate of Amendment, the Credit Agreement Amendment, the B of A Consent Letter and the Pequot Transaction Voting Agreement set forth herein do not purport to be complete and are subject to, and are qualified in their entirety by, the detailed provisions of those documents. Copies of these documents are filed as exhibits to the Current Report on Form 8-K dated July 18, 2003 and filed with the Securities and Exchange Commission on July 21, 2003.

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

The Company’s $3.5 million term loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. The Company entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR was swapped into a fixed rate obligation at 4.25% beginning in January 2002. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation.

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

The notional value of the interest rate swap declines as the amount of the Term Loan is paid down. At June 30, 2003 the notional value of the swap was $2,050,000. Increases in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $24,500, based on debt levels at June 30, 2003.

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Analex management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Analex management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Part II.    Other Information

Item 1.     Legal Proceedings

No material legal proceedings are currently pending.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)  The Company’s Annual Meeting of Stockholders was held May 20, 2003.

(b)  At the Annual Meeting, the Company’s stockholders (i) re-elected the Company’s eight directors, (ii) approved amendments to the Company’s 2002 Stock Option Plan, including an increase in the number of shares of common stock reserved for issuance thereunder from 1,500,000 to 2,000,000 and (iii) ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year 2003.

The following votes were cast with respect to each of the matters voted on at the Annual Meeting:

Election of Directors:

Directors	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Jon M. Stout	13,323,983	93,572	0
Peter C. Belford, Sr.	13,324,213	93,342	0
Lincoln D. Faurer	13,326,027	91,528	0
Alan L. Kaplan	13,325,479	92,076	0
Gerald R. McNichols	13,326,057	91,498	0
Sterling E. Phillips, Jr.	11,798,941	1,618,614	0
Shawna L. Stout	11,798,505	1,619,050	0
Daniel R. Young	13,324,193	93,362	0

Amendments to 2002 Stock Option Plan:

Votes For	Votes Against	Abstentions and Broker Non-Votes
13,193,332	203,260	20,963

Ratification of Appointment of Ernst & Young LLP:

Votes For	Votes Against	Abstentions and Broker Non-Votes
13,361,668	39,118	16,769

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	Third Amendment, dated as of April 30, 2003, to Credit Agreement, dated as of November 2, 2001, by and among Bank America, N.A., Analex Corporation and certain subsidiaries of Analex Corporation (filed herewith).
10.2	2002 Stock Option Plan (incorporated by reference to Annex B filed with the Company’s Proxy Statement dated April 14, 2003, filed with the Commission on April 18, 2003).
10.3	Analex Corporation 2000 Stock Option Plan (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-

Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

Current Report on Form 8-K, dated June 30, 2003 and filed with the Securities and Exchange Commission on July 3, 2003, to report that the Company had issued a press release a press release announcing a proposed transaction in which the Company would issue and sell preferred stock and convertible notes to Pequot Ventures and would repurchase the equity interests in the Company held by Analex Chairman Jon Stout, his family members and affiliated entities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: August 13, 2003

Analex Corporation  (Registrant)

By: /S/ STERLING E. PHILLIPS, JR.	By: /S/ RONALD B. ALEXANDER
Sterling E. Phillips, Jr.	Ronald B. Alexander
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)