Form 10-K/A
period 2002-12-31
ANALEX CORP
filed 2003-09-08
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price of the common stock on the American Stock Exchange on September 4, 2003) was approximately $21,506,154.

As of September 5, 2003, 15,032,067 shares of the common stock of the registrant were outstanding.

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

Name Change

Pursuant to the approval of the Company’s shareholders at the Company’s annual shareholder meeting held on May 21, 2002, Hadron, Inc. changed its name on July 1, 2002 to Analex Corporation by merging Hadron, Inc. into its wholly owned subsidiary Analex Corporation. Hadron acquired Analex on November 5, 2001. Hadron’s name was changed to Analex to improve marketing effectiveness and take advantage of Analex’s broader name recognition in both the intelligence and aerospace systems engineering market segments. Under the resulting corporate structure, Analex Corporation has two wholly owned subsidiaries, SyCom Services, Inc. and Advanced Biosystems, Inc.

Operations

The Company has two reportable segments: Advanced Biosystems (ABS), which is engaged in biomedical research for broad-spectrum defenses against toxic agents capable of being used as bioterrorist weapons, such as anthrax and smallpox, and Analex, which is engaged in professional services related to information technology and systems engineering for the U.S. government, primarily the Department of Defense. The segments are distinguished by their individual clients, past experience and technical skills.

The segment Analex consists of two businesses groups: the Homeland Security Group and the Systems Engineering Group. The Homeland Security Group provides information technology services, systems integration, hardware and software engineering and independent quality assurance in support of the U.S. intelligence community and Department of Defense. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors such as Lockheed Martin and Northrop Grumman.

Analex Segment

Homeland Security Group. Since 1964, the Company has provided hardware and software engineering, systems integration, information technology solutions and independent quality assurance to support the requirements of the U.S. intelligence community. The Homeland Security Group’s role in the support of the intelligence community brings specialized skills to a broad set of technical requirements. In the area of intelligence, reconnaissance and surveillance, it provides solutions that enable the simulation of a realistic operational environment so that satellites and related systems can be tested prior to deployment. Homeland Security performs verification and validation of test results to ensure the reliability of the data and also develops radar, modeling and simulation, and system software, all in support of testing, collecting, and analyzing data from various intelligence systems.

The Homeland Security Group is an independent expert in the design and testing of expendable launch vehicles for the Department of Defense and intelligence community. Its highly specialized expertise provides test analysis and independent validation and verification support in areas such as structural dynamics, trajectory and performance, thermal system performance, and range safety.

Homeland Security provides independent validation and verification services to the United States Air Force and the National Reconnaissance Office in support of launches of the Atlas and Titan expendable launch vehicles. The Company’s contribution to the success and reliability of these launches has earned two prestigious awards: the Defense Department’s David Packard Excellence in Acquisition Award, and the National Reconnaissance Office’s Gold Medal Award.

Homeland Security supports other intelligence agencies such as the National Security Agency and the Central Intelligence Agency by providing software development, systems integration, configuration management and network administration services. In addition, the Company develops and conducts training of military personnel in debriefing and interrogating enemy combatants.

Systems Engineering Group. The Systems Engineering Group provides sophisticated professional services to NASA, the Defense Department and major aerospace contractors such as Lockheed Martin and Northrop Grumman. The Company provides engineering and information technology services to assist in the development of space systems and support operations of terrestrial assets. These systems include expendable launch vehicles, satellites, space-based experiments, and components and payloads associated with the International Space Station. The Company also supports Northrop Grumman in development of sophisticated airborne electronic sensors and systems.

On May 29, 2002, the Company announced that it had been awarded a $164 million Expendable Launch Vehicle Integrated Support (ELVIS) prime contract by NASA. The ELVIS contract was effective July 1, 2002 and has a nine-year and four-month period of performance including all options. Under the ELVIS contract, Analex will provide a broad range of expendable launch vehicle support services for NASA requirements at John F. Kennedy Space Center, Florida; Cape Canaveral Air Force Station, Florida; Vandenberg Air Force Base, California; and other locations. Under the contract, Analex is responsible for engineering services, performing safety and mission assurance functions, and providing communications, computing and telemetry support.

Under the ELVIS contract, the Company is the prime contractor with three subcontractors performing various functions. Approximately 27% of the contract is expected to be performed by the subcontractors. As the prime contractor, the Company is responsible for all aspects of work performed by the subcontractors including, but not limited to, quality of work, timeliness of performance, and cost control. The Company records all customer payments under this contract as revenues and all subcontractor invoices as contract costs.

The Systems Engineering Group provides a broad range of aerospace engineering services to support the programs of NASA Glenn Research Center in Cleveland, Ohio. These support services include development of next generation launch vehicles, engineering design and development of aerospace systems, engineering support to research and technology development, engineering support to operations of experimental systems, and project management support.

Under the Company’s Microgravity Research Development and Operations Contract, Systems Engineering also supports NASA Glenn Research Center in development of an automated laboratory environment to be installed aboard the International Space Station to enable research in the performance of fluids and combustion in the near-zero gravity of space. The Company participates in the design, development, manufacturing, test and delivery of the fluids and combustion facility and associated subsystems.

Advanced Biosystems Segment

The Company’s role in bio-defense began in 1999 when it established its Advanced Biosystems subsidiary. Since then, an elite group of biologists, immunologists and other researchers have conducted research to develop effective medical defenses and treatments for anthrax, smallpox and other biological warfare agents.

ABS scientists advise Congress, members of the Bush administration, Department of Defense officials and senior members of the medical community on strategies for bio-defense. ABS also provides training on biological warfare agents, their effects, and defensive strategies to improve preparedness. ABS has been awarded almost $12 million in contracts with the Defense Advanced Research Projects Agency (“DARPA”) for

development of non specific-immunity based defenses against biological threat agents. ABS was awarded a grant from the National Institutes of Health (NIH) to study the role of certain cellular components in blocking the development of Anthrax. In total, ABS has received to date more than $17 million in research grants.

In December 2002, ABS entered into a Memorandum of Understanding with George Mason University regarding collaborative efforts on certain projects and the use of George Mason laboratory facilities. ABS’ Chief Scientist, Dr. Ken Alibek, also serves as Executive Director of the George Mason Center for Biodefense and a member of the George Mason faculty.

ABS engages in an on-going process of biomedical research. ABS’ primary activities to date have involved testing novel applications of scientific theories in the areas of immunology (the study of immune systems) and the pathogenesis of toxic agents in order to develop broad-based, rapid acting defenses against these toxic agents. ABS has not yet developed new marketable technologies or products based on its research. ABS has filed patent applications with respect to novel scientific and research insights into pathogenic processes and the effects of experimental agents in interrupting toxic pathways, but none of these patent applications have been reviewed by the Patent and Trademark Office.

Parties such as ABS that are interested in performing federally-funded research apply for available research grants and are selected on the basis of expertise, past research activity and research plans. The grants mandate that contract researchers submit regular reports on the progress of their research. Award grantees submit invoices and are paid on a regular basis, usually monthly, for their actual costs incurred in performing research, up to the total amount of the grant. As with any government contract, these research grants are terminable at the convenience of the government at any time. Moreover, it is possible that Congress or the government agencies that administer government research programs will decide to scale back programs or terminate them. In certain cases with respect to on-going programs of research, there are opportunities to receive additional grants upon the achievement of stated research objectives.

Under the Defense Federal Acquisition Regulations and the Federal Acquisition Regulation, ABS owns any intellectual property developed under its DARPA and NIH contracts, respectively, subject to a non-exclusive, royalty free license to the U.S. Government. Although ABS has not yet developed technologies or products that would be subject to federal regulations, any technologies or products which ABS may develop may be subject to the regulatory processes of the Federal Drug Administration or other governmental agencies.

Government Procurement and Significant Customers

The principal customer for the Company’s services is the U.S. government. The Company’s sales to the U.S. government and its prime contractors represented approximately 98% of total net sales during the Company’s twelve months ended December 31, 2002, 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal year 2000, and are expected to continue to account for a substantial portion of the Company’s revenues for the foreseeable future.

The principal U.S. government customer is the Department of Defense, which, directly or through its prime contractors, accounted for approximately 52%, 64%, 70%, 76%, and 92% of the Company’s revenues in the twelve months ended December 31, 2002, 2001, the six month periods ended December 31, 2000 and 1999, and the fiscal year 2000, respectively. With the acquisition of the former Analex Corporation in November 2001, NASA became a significant customer, generating 45% and 11% of revenues for the twelve months ended December 31, 2002 and 2001.

During 2002, the Company derived revenues from subcontracts with Northrop Grumman and QSS Group, Inc., which in the aggregate comprised 24% and 15%, respectively, of the Company’s total revenues for the year. Approximately 42% of the Company’s revenues were generated as a prime contractor to the federal government and approximately 56% of the Company’s revenues were generated as a subcontractor to a prime contractor to the federal government during the year ended December 31, 2002.

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

The Company has been a contractor or subcontractor with the Department of Defense continuously since 1973 with periodic renewals. During this time, neither the Company nor its subsidiaries have experienced any material adjustment of profits under its contracts. However, no assurance can be given that the Department of Defense will not seek and obtain an adjustment of profits in the future. All U.S. government contracts contain clauses that allow for the termination of contracts at the convenience of the U.S. government.

The preponderance of the Company’s technical and professional services business with the Department of Defense and other governmental agencies is obtained through competitive procurement and through follow-on services related to existing business. In certain instances, however, the Company acquires such service contracts because of special professional competency or proprietary knowledge in specific subject areas.

Government Contracts

Direct and indirect contracts with government defense and intelligence agencies comprise the majority of the Company’s business base, and competition for government-funded projects continues to exert pressure on profit margins. During 2002, 59% of the Company’s contracts were cost-reimbursement, 34% were time-and-materials, and 7% were firm fixed-price. Following are brief descriptions of the various types of contracts the Company receives from the government.

Cost-reimbursement contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish an estimate of total cost for the purpose of obligating funds and establishing a ceiling that the contractor may not exceed without the approval of the contracting officer. Cost-reimbursement contracts are suitable for use when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts covered by the Federal Acquisition Regulation require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.

Time-and-materials (T&M) contracts provide for acquiring services on the basis of direct labor hours at specified fixed hourly rates. A T&M contract may also provide for acquiring materials, including, if appropriate, material handling costs. Profit margins on T&M contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to such contracts.

Firm fixed-price contracts provide for delivery of products or services for a price that is negotiated in advance on the basis of the contractor’s cost experience. The price is not subject to any adjustment unless there is a change in the scope of work. Profit margins increase to the extent that costs are below the contracted amounts. If the costs exceed the estimates, profit margins decrease and a loss may be realized on the contract.

Contract Backlog

The Company’s backlog of orders believed to be firm as of December 31, 2002 was approximately $169 million, of which approximately $166 million was attributable to the Analex segment and $3 million was attributable to the ABS segment. The portion of the total backlog expected to be realized within 2003 is $35 million. Included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

Competition

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

The Analex segment generally competes against federal systems integrators such as Anteon International Corporation, CACI International Inc., Computer Sciences Corporation, Science Applications International Corporation, Veridian Corporation, among others including a variety of small, privately-held government contractors offering information technology and systems engineering services to the U.S. government. In addition, the Systems Engineering Group competes against large aerospace contractors such as Boeing and Lockheed Martin and other small privately held firms in the provision of launch related services. Selection is based primarily on a combination of the price of services and evaluation of technical capability, as well as past performance, quality of service and responsiveness to client requirements.

Within the Analex segment, the Company believes that the Homeland Security Group has a competitive advantage in its skilled engineers and customer relationships within the intelligence community and in its expertise and experience with independent verification and validation of space launch vehicles. However, larger government contractors can provide a breadth of professional offerings that the smaller Homeland Security Group may not be able to match. The Company also believes that the Systems Engineering Group has a competitive advantage in space launch support, especially in the expendable launch vehicle support segment, arising from the Company’s work on the ELVIS contract. Given the Company’s size, larger government contractors operating in this business area may be able to provide a breadth of service offerings beyond the Company’s capabilities.

The ABS segment’s main competition comes from individual research professionals and research groups at academic institutions seeking government funded research work. ABS competes for research grants on the basis of scientific expertise, past research activity and past performance under previous research grants. In the event that any technologies or products are developed based on ABS’ research, ABS will likely compete against a variety of large and small biotechnology and pharmaceutical businesses.

ABS’ competitive advantage is the past experience of its Chief Scientist in developing bio-warfare strategies and weapons for the former Soviet Union. ABS’ small size and dependence upon government grants to fund on-going medical research is a disadvantage in comparison to other biotechnology firms that may be involved in similar research.

Employees

As of December 31, 2002, the Company (including its subsidiaries) employed approximately 534 people. Of the 534 employees, 44 are members of unions, and employee relations are believed by management to be generally good. In October 2002, the Company entered into a three-year Collective Bargaining Agreement with the International Brotherhood of Teamsters representing approximately 32 employees on the NASA ELVIS contract at Vandenberg Air Force Base in California. In February 2003, the Company entered into a three-year Collective Bargaining Agreement with the International Brotherhood of Electrical Workers representing approximately 12 employees on the NASA ELVIS contract at the Kennedy Space Center in Florida.

General Information

Raw materials, patents, licenses, trademarks, franchises and concessions are not materially important to the conduct of the Company’s business and the Company’s business is not seasonal. The Company derives no revenues from foreign operations.

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

Item 2.    Properties

The Company owns no real property. As of December 31, 2002, the Company leased a total of 68,373 square feet of office space at various locations in Virginia, Maryland, Colorado and Ohio. These leases expire between February 2002 and September 2006. (See Note 12 of the Notes to Consolidated Financial Statements.)

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

As of September 4, 2003, there were approximately 2,175 shareholders of record of the Company’s Common Stock. No cash dividends were paid during 2002 or during the past three fiscal years, and no dividends are expected to be declared during 2003. The ability of the Company to pay dividends on its Common Stock requires the consent of Bank of America, N.A. under the Company’s credit agreement with Bank of America.

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

	Year Ended 12/31/02	Year Ended 12/31/01	Six Months Ended 12/31/00	Unaudited Six Months Ended 12/31/99	Fiscal Year 6/30/00	Fiscal Year 6/30/99	Fiscal Year 6/30/98
	(In thousands of dollars, except per share amounts)
Total Revenues(1)	$59,317	$21,936	$8,943	$10,267	$19,901	$20,333	$21,134
Operating Income (Loss)	3,524	432	190	(481)	(421)	63	888
Interest Expense, net of Interest income	1,018	217	112	167	324	78	56
Income (Loss) Before income taxes	2,506	216	85	(631)	(724)	48	819
Net Income (Loss)(1)	2,357	196	85	(631)	(745)	34	761

Income (Loss) per share
Basic	.16	.03	.01	(.24)	(.23)	.02	.45
Diluted	.14	.02	.01	(.24)	(.23)	.01	.26

At Period End:
Total Assets	30,784	25,625	5,784	6,127	5,951	6,690	3,507
Long-term Liabilities	4,430	5,064	412	1,040	702	2,160	53
Working Capital (Deficit)	676	(702)	266	(1,454)	(13)	(67)	(186)
Shareholders’ Equity (Deficit)	13,902	11,175	2,002	(80)	1,535	456	22

(1)	See Item 7 “Management’s Discussion and Analysis” for an explanation of events that materially affect comparability.

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

Results of Operations

Comparison Of Year Ended December 31, 2002 To

the Year Ended December 31, 2001

Revenues for the year ended December 31, 2002 were approximately $59.3 million, a 170% increase from the $21.9 million in revenues for the year ended December 31, 2001. This increase is primarily due to revenues of approximately $27.0 million attributable to the business acquired from the former Analex Corporation in November 2001, coupled with revenues of approximately $9.0 million generated by the NASA ELVIS contract that began July 1, 2002. In addition, approximately $2.0 million of additional revenues were generated by ABS due to an increase in research under National Institutes of Health grants that were awarded in mid-2001 and early 2002. Increases or decreases in revenue are predominantly attributable to changes in the volume of services provided. As a government contractor, costs billed to the government are prescribed by Federal Acquisition Regulations and include recovery of allowable costs such as labor, fringe benefits, overhead and general and administrative expenses plus a reasonable fee.

Costs of revenue for the year ended December 31, 2002 were approximately $50.4 million, an increase of approximately 180% from the prior year. The increase is primarily due to the costs of revenue from the business acquired from the former Analex Corporation, which were approximately $23.0 million, coupled with costs associated with the ELVIS contract which were approximately $8.0 million. In addition, approximately $1.0 million of additional costs were attributable to the increased research efforts at ABS. Costs of revenue as a percentage of revenues were approximately 85% for the year ended December 31, 2002 and 83% for the year ended December 31, 2001.

Selling, general and administrative expenses totaled approximately $5.0 million, 8.5% of revenues, for the year ended December 31, 2002, compared with approximately $3.0 million, 13.5% of revenues, for the year ended December 31, 2001. The $2.0 million, or 70% increase is primarily due to the addition of the former Analex Corporation’s costs associated with additional corporate and management staff required by the increased size of the Company. In addition, 2002 included the bid and proposal costs associated with winning the ELVIS contract, which were approximately $0.2 million. However, the increase in the Company’s revenues reduced selling, general and administrative expenses as a percentage of revenues, allowing the Company to increase spending on such items as new business development while improving operating profit margins.

The Company had operating income of approximately $3.5 million for the year ended December 31, 2002, compared to operating income of approximately $0.4 million for the year ended December 31, 2001. This $3.1 million increase is primarily attributable to the profitability of the business acquired from the former Analex Corporation, which contributed approximately $2.0 million along with profits generated by the ELVIS contract, which approximated $0.3 million. In addition, ABS operating income increased by approximately $0.2 million from 2001 to 2002, due to factors mentioned above.

The Company had interest expense of $1.0 million for the year ended December 31, 2002, compared to interest expense of $0.2 million for the year ended December 31, 2001. The increase is primarily due to $0.8 million of interest on debt related to the acquisition of Analex Corporation, partially offset by a reduction in interest rates.

The Company had amortization expense of $0.3 million for the year ended December 31, 2002, compared to amortization expense of $0.4 million for the year ended December 31, 2001. The decrease in amortization expense is due to the adoption of SFAS 142, which ceased amortization of the goodwill resulting from a 1999 acquisition, which was offset by a full year of amortization of certain intangible assets related to the acquisition of Analex Corporation.

Income tax expense for the year ended December 31, 2002 was $0.1 million compared with $0.02 million in the prior year. The Company’s effective tax rate did not change significantly from 2001 to 2002. In both years, the Company’s provision for income taxes was limited to state taxes and alternative minimum tax as the Company has been able to utilize its net operating loss carryforwards to offset taxable income.

Results of Operations

Comparison Of Year Ended December 31, 2001 To

the Unaudited Twelve Months Ended December 31, 2000

Revenues for the twelve months ended December 31, 2001 were approximately $21.9 million, an 18% increase from the $18.6 million in revenues for the twelve-month period ended December 31, 2000. This increase is primarily due to the addition of two months of revenues, totaling $4.7 million, generated by the business acquired from the former Analex Corporation in November 2001, coupled with the increased ABS revenues of approximately $2.4 million attributable to a newly awarded contract with the Department of the Army. Revenues decreased by approximately $4.0 million in the Homeland Security Group due to a shift of business from the Homeland Security Group to its client, Johns Hopkins University’s Applied Physics Laboratory, of approximately $3.0 million. Increases or decreases in revenue are predominantly attributable to changes in the volume of services provided. As a government contractor, costs billed to the government are prescribed by Federal Acquisition Regulations and include recovery of allowable costs such as labor, fringe benefits, overhead and general and administrative expenses plus a reasonable fee.

Costs of revenue for the twelve months ended December 31, 2001 were approximately $18.2 million, an increase of approximately 18% from the same period in the prior year. The increase is primarily due to the costs of revenue from the business acquired from the former Analex Corporation, which were approximately $4.3 million, coupled with increased ABS costs of approximately $2.3 million from growth due to the award of the contract with the Department of the Army, partially offset by decreased costs of the Homeland Security Group of approximately $3.8 million due to factors noted above. Costs of revenue as a percentage of revenues were approximately 83% for the twelve months ended December 31, 2001 and 2000.

Selling, general and administrative expenses totaled approximately $3.0 million for the twelve months ended December 31, 2001, compared with approximately $2.6 million for the twelve months ended December 31, 2000. The $0.4 million, or 15% increase is primarily due to the addition of staff and support costs of the former Analex Corporation. In addition, two key senior management positions and one business development position were filled throughout 2001.

The Company had amortization expense of $0.4 million for the twelve months ended December 31, 2001, compared to $0.3 million for the twelve months ended December 31, 2000. This increase is due to amortization of certain intangible assets related to the acquisition of Analex Corporation totaling $0.04 million.

The Company had operating income of approximately $0.4 million for the twelve months ended December 31, 2001, compared to operating income of approximately $0.3 million for the twelve month period ended December 31, 2000. This $0.1 million increase is primarily attributable to the profitability of contracts of the former Analex Corporation of approximately $0.4 million, partially offset by the Company’s acquisition costs.

Income tax expense for the twelve months ended December 31, 2001 and 2000 was $0.02 million. The Company’s effective tax rate did not change significantly from 2000 to 2001. In both years, the Company’s provision for income taxes was limited to state taxes and alternative minimum tax as the Company has been able to utilize its net operating loss carryforwards to offset taxable income.

Results of Operations

Comparison Of Six Month Period Ended December 31, 2000

To the Unaudited Six Month Period Ended December 31, 1999

Revenues for the six months ended December 31, 2000 were approximately $8.9 million, a 13% decrease from the $10.3 million in revenue for the period ended December 31, 1999. This decrease is primarily due to a shift in business from the Homeland Security Group to its client, Johns Hopkins University’s Applied Physics Laboratory, of $2.7 million, partially offset by additional revenue produced by ABS of approximately $1.9 million from a newly awarded contract with the Defense Advanced Research Projects Agency. The Company’s billable staff dedicated to the Applied Physics Laboratory contracts decreased 83% between December 31, 1999 and December 31, 2000. Increases or decreases in revenue are predominantly attributable to changes in the volume of services provided. As a government contractor, costs billed to the government are prescribed by Federal Acquisition Regulations and include recovery of allowable costs such as labor, fringe benefits, overhead and general and administrative expenses plus a reasonable fee.

Costs of revenue for the six months ended December 31, 2000 were approximately $7.6 million, a decrease of approximately 13% from the same period in the prior year. The decrease is primarily due to the lower costs of the Homeland Security Group due to the shift in business to Applied Physics Laboratory of $2.6 million offset by costs associated with the increased ABS revenues of approximately $1.8 million due to growth. Costs of revenue as a percentage of revenues were approximately 85% for the six-month periods ended December 31, 2000 and 1999, respectively.

Selling, general and administrative expenses totaled approximately $1.0 million for the six months ended December 31, 2000, compared with approximately $1.8 million for the same period of the prior year. The $0.8 million, or 46%, decrease is primarily due to the Company’s aggressive cost reduction and containment program including reducing administrative staff and discretionary expenses.

The Company had operating income of $0.2 million for the six months ended December 31, 2000, compared to an operating loss of $0.5 million for the period ended December 31, 1999. This $0.7 million increase is primarily attributable to the Company’s aggressive cost reductions noted above coupled with increases in research under the ABS contracts noted above.

Income tax expense for the six months ended December 31, 2000 and the six months ended December 31, 1999 was zero. For the six months ended December 31, 1999, the Company incurred an operating loss and therefore, was not subject to any income tax. For the six months ended December 31, 2000, the Company was able to utilize net operating loss carryforwards to offset taxable income.

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

Effective November 2001, the Company acquired Analex, a professional services and program management firm whose principal customers are NASA and the U.S. intelligence community, for approximately $13,898,000. The purchase price was satisfied with cash payments of $6,510,000, 3,520,339 shares of Common Stock valued at $4,664,000, the issuance of promissory notes of $1,773,000, non-compete arrangements for which consideration was $892,000, and the satisfaction of other certain liabilities of Analex.

The fair value of the assets acquired and liabilities assumed approximated their book value of $6,092,400 and $5,730,000, respectively. The Company incurred financial, legal and accounting costs associated with the Analex purchase of approximately $570,000. During 2002, certain contingencies were finalized including the settlement of the Analex closing balance sheet requirements and the award of the ELVIS contract.

The acquired Analex brought new skill sets to the combined company, including specialized expertise providing test analysis and independent validation and verification support. These services are provided to the United States Air Force and the National Reconnaissance Office. The acquisition has provided a platform for the Company to bid on several new contracts in areas utilizing Analex’s skill sets.

In addition, the acquired Analex has a significant presence at NASA, a new customer for the Company at the time of the acquisition. At NASA, the acquired Analex provided a broad scope of aerospace engineering services supporting Glenn Research Center on various contracts. The acquired Analex has won numerous awards for the design, development, analysis, and testing of products and systems for the aerospace, information technology, high-tech manufacturing, telecommunications, and medical industries. The acquired Analex had more than 300 employees, bringing the number of employees of the consolidated company to 450. The acquisition resulted in a 125% increase in the Company’s revenue base.

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement with Bank of America, which provides the Company with a $4,000,000 Revolving Credit Facility through November 2, 2006 and a five-year $3,500,000 Term Loan. The Revolving Credit Facility has an annual renewal occurring April 30 of each year. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. In August 2002, the credit limit on the Revolving Credit Facility was increased to $8,000,000. At December 31, 2002, the outstanding balance on the Revolving Credit Facility was $2.2 million and the outstanding balance on the Term Loan was $2.7 million.

Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Company must maintain the following ratios: a Total Funded Debt to EBITDA ratio of no greater than 3.0 to 1.0, a Senior Debt to EBITDA ratio of no greater than 2.75 to 1.0, a Fixed Charge Coverage Ratio of no less than 1.3 to 1.0, and Net Worth equal to at least the sum of $9 million and 65% of net income (not to be reduced by net losses) during each fiscal quarter ending March 31, 2002 and thereafter. At December 31, 2002, the Company was in compliance with each of these covenants. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company. The Company was required by Bank of America to obtain personal guarantees in the amount of $2,000,000, which the Company procured from two individuals, the Company’s Board member Gerald R. McNichols and the Company’s Investment Banker J. Richard Knop. The compensation during the period of guaranty is in the form of cash and warrants. On December 20, 2002, Mr. McNichols and Mr. Knop were released from their guarantees.

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

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006. At December 31, 2002, the outstanding balance on the DOJ note payable was $946,400. As part of the Analex acquisition, the Company assumed a liability to the Department of Justice. This liability arose as a settlement between the former Analex Corporation and the Department of Justice in 1994 due to false claims made by the former Analex Corporation to the U.S. government during the years 1982 through 1986.

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

Contractual Obligations

The Company has contractual obligations to pay long-term debt, leases and other non-cancelable obligations. The following table aggregates the amounts of these obligations as of December 31, 2002:

Year	Long-term debt(1)	Operating Leases	Non-compete Agreements	Total
2004	$1,468,900	$1,037,600	$261,900	$2,768,400
2005	1,412,700	774,200	242,700	2,429,600
2006	922,500	56,200	16,400	995,100
2007			13,700	13,700

Total contractual obligations	$3,804,100	$1,868,000	$534,700	$6,206,800

(1)	Does not include line of credit due to its short-term nature. The line of credit is subject to renewal each year. As of December 31, 2002, $2.2 million was outstanding on the line of credit.

Payments for long-term debt do not include interest payments. Lease commitments could require higher payments than shown in the table due to escalation provisions that are tied to various measures of inflation. The lease commitments reflect only existing commitments and do not include future requirements necessary to replace existing leases. In addition to the contractual obligations included above, the Company also has routine purchase order commitments for materials and supplies that are entered into in the normal course of business and are not in excess of current requirements. Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share (“Guaranteed Shares”), if such shares are sold within such period and if certain other conditions are satisfied. As of December 31, 2002, the maximum amount that the Company would be required to pay under the terms of the guarantee was $728,600. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of December 31, 2002, no amounts were accrued under the guarantee.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that adoption of SFAS No. 143 will have a material impact, either positive or negative, on future results of operations or financial condition.

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

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions

The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted in reliance on General Instruction G(3) to Form 10-K and are incorporated herein by reference to the Company’s definitive proxy statement with respect to its 2003 Annual Meeting of Stockholders filed with the SEC on April 18, 2003 pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

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

The Company’s $3.5 million term loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. The Company has entered into an interest—rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR is swapped into a fixed rate obligation at 4.25% beginning in January 2002. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation.

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

F-3

Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2002 and 2001, the six-month period ended December 31, 2000, and the fiscal year ended June 30, 2000	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2002 and 2001, the six-month period ended December 31, 2000, the unaudited six-month period ended December 31, 1999, and the fiscal year ended June 30, 2000

F-5

Notes to Consolidated Financial Statements	F-6

(a)  (2)    Financial Statement Schedules

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a) (3)    Exhibits

Exhibit No.

2.1	Stock Purchase Agreement dated as of December 18, 1998 among Jeannine Mantz, Hadron, Inc., and Vail Research and Technology Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed January 4, 1999, Exhibit No. 2.2).

2.2	Stock Purchase Agreement dated as of May 12, 1999 among Hadron, Inc., Avenue Technologies, Inc. and Six Nations, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 1999, Exhibit No. 2.1).

2.3	Agreement and Plan of Merger by and among Analex Corporation, certain Sellers, Analex Corporation Employee Stock Ownership Plan and Trust, Hadron, Inc. and Hadron Acquisition Corp., as of October 31, 2001 (filed herewith).

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.2	Bylaws (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.3	Certificate of Amendment of Certificate of Incorporation, dated November 19, 2002 (incorporated by reference to the Company’s form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

Exhibit No.

3.4	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2002 (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

10.1	Hadron, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement dated October 28, 1997).

10.2	Amended Stock Purchase Warrant issued to C.W. Gilluly and dated June 2, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999, Exhibit No. 10.11).

10.3	Stock Purchase Warrant for the purchase of 430,000 shares of common stock issued to C.W. Gilluly by the Company dated February 15, 2000 (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 and filed with the Commission on May 15, 2000, Exhibit No. 10.2).

10.4	First Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company’s Form S-8 filed with the Commission on February 7, 2000, Exhibit No. 99.1).

10.5	First Amendment to the Hadron, Inc. 1994 Stock Option Plan, dated as of September 17, 1997 (incorporated by reference to the Company’s Form S-8 filed with the Commission on February 7, 2000, Exhibit No. 99.1).

10.6	Warrant issued to Jon M. Stout to purchase up to 235,161 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.1).

10.7	Warrant issued to Patricia W. Stout to purchase up to 230,769 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.2).

10.8	Warrant issued to Stout Dynastic Trust up to 1,015,380 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.3).

10.9	Warrant issued to J. Richard Knop to purchase up to 462,690 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.4).

10.10	Warrant issued to John D. Sanders to purchase up to 81,000 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.5).

10.11	Voting Agreement among certain holders of the common stock of Hadron, Inc., C.W. Gilluly and Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust and J. Richard Knop dated March 30, 2000 (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 9.1).

10.12	Severance Agreement between the Company and Donald Kellmel dated May 23, 2000 (incorporated by reference to the Form 10-K for the transition period ended December 31, 2000 and filed with the Commission on May 11, 2001, Exhibit No. 10.28).

10.13	Hadron, Inc. 2000 Employee Stock Option Plan (incorporated by reference to the Form 10-Q for the period ended June 30, 2003, Exhibit 10.3).

10.14	Second Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company’s Form S-8 filed with the Commission on May 8, 2001, Exhibit 99.1).

Exhibit No.

10.15	Form of Amendment to Employment Agreement between Jon M. Stout and the Company dated January 16, 2001(incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001, Exhibit No. 10.2).

10.16	Form of Employment Agreement between the Company and Sterling E. Phillips, Jr. dated January 16, 2001 (incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001, Exhibit No. 10.3).

10.17	Promissory Note between Peter C. Belford, Sr. and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.24).

10.18	Promissory Note between Lese Ann Kodger and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.25).

10.19	Promissory Note between Alex Patterson and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.26).

10.20	Employment Agreement of Peter C. Belford, Sr. dated November 5, 2001 (filed herewith).

10.21	Credit Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (filed herewith).

10.22	Security Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.29).

10.23	Pledge Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.30).

10.24	Hadron, Inc. Term Loan Note between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.31).

10.25	Hadron, Inc. Revolving Credit Facility Note between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.32).

10.26	Form of Securities Purchase Agreement between Hadron, Inc., Gerald McNichols, Michael Besche, VBB Trust, S Co., LLC, RSSJ Associates, LLC, Norman Dreyfuss, Deepak Chopra, George Tonn and Frank Derwin dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.33).

Exhibit No.

10.27	Form of Warrant to Purchase Shares of Common Stock of Hadron, Inc. issued in connection with Securities Purchase Agreement dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.34).

10.28	Warrant to Purchase Shares of Common Stock issued to J. Richard Knop in Guarantee of Bank of America Loan dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.35).

10.29	Warrant to Purchase Shares of Common Stock issued to Gerald McNichols in Guarantee of Bank of American Loan dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.36).

10.30	Continuing and Unconditional Guaranty between Bank of America, N.A. and Subsidiaries (Advanced Biosystems, Inc.; Avenue Technologies, Inc.; Engineering and Information Services, Inc.; Sycom Services, Inc.; Vail Research and Technology Corporation; and Hadron Acquisition Corp.) dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.37).

10.31	Expendable Launch Vehicle Integrated Support (ELVIS) contract by and between the Registrant and The National Aeronautics and Space Administration (NASA) (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002, Exhibit No. 10.38).

10.32	2002 Stock Option Plan (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002, Exhibit No. 10.39).

10.33	First Amendment To Credit Agreement between Analex Corporation and Bank of America dated August 1, 2002 (previously filed).

10.34	Second Amendment To Credit Agreement between Analex Corporation and Bank of America dated December 20, 2002 (previously filed).

10.35	Amendment effective as of November 1, 2002, to Voting Agreement, dated as of March 30, 2000, among certain holders of the Company’s common stock, C.W. Gilluly, Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust and J. Richard Knop (previously filed).

21	Subsidiaries of the Company (previously filed).

23	Consent of Independent Auditors (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 5, 2003 ANALEX CORPORATION

By:	/s/ STERLING E. PHILLIPS, JR.	By:	/s/ RONALD B. ALEXANDER
	Sterling E. Phillips, Jr. Chief Executive Officer and President (Principal Executive Officer)		Ronald B. Alexander Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sterling E. Phillips and Ronald B. Alexander, or either of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON M. STOUT Jon M. Stout	Chairman	September 5, 2003

/s/ PETER C. BELFORD, SR. Peter C. Belford, Sr.	Director	September 5, 2003

/s/ LINCOLN D. FAURER Lincoln D. Faurer	Director	September 5, 2003

/s/ ALAN L. KAPLAN Alan L. Kaplan	Director	September 5, 2003

/s/ GERALD R. MCNICHOLS Gerald R. McNichols	Director	September 5, 2003

/s/ STERLING E. PHILLIPS, JR. Sterling E. Phillips, Jr.	Director	September 5, 2003

/s/ SHAWNA L. STOUT Shawna L. Stout	Director	September 5, 2003

/s/ DANIEL R. YOUNG Daniel R. Young	Director	September 5, 2003

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

/s/    ERNST & YOUNG LLP

McLean, Virginia

February 14, 2003

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND DECEMBER 31, 2001

	December 31, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$301,800	$83,100
Accounts receivable, net	12,556,100	8,377,600
Prepaid expenses and other	270,500	223,300

Total current assets	13,128,400	8,684,000

Fixed assets, net	216,700	260,600
Goodwill	15,534,600	15,638,100
Contract rights and other intangibles, net	1,770,200	850,500
Deferred finance costs	75,900	72,500
Other	58,400	119,400

Total other assets	17,655,800	16,941,100

Total assets	$30,784,200	$25,625,100

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,294,700	$1,371,400
Note payable—line of credit	2,187,700	1,696,500
Note payable— bank term note	700,000	700,000
Notes payable—other	1,012,100	838,500
Other current liabilities	5,258,400	4,779,400

Total current liabilities	12,452,900	9,385,800

Note payable—bank term note	2,041,700	2,741,600
Notes payable—other	2,297,200	2,262,600
Other	90,600	60,000

Total long-term liabilities	4,429,500	5,064,200

Total liabilities	16,882,400	14,450,000

Commitments and contingencies

Shareholders’ equity:

Common stock $.02 par; authorized 30,000,000 shares; issued and outstanding—December 31, 2002 14,427,080 shares and December 31, 2001, 14,375,975 shares	288,500	287,500
Additional capital	21,171,400	20,726,300
Deferred compensation	(7,700)	(22,300)
Accumulated other comprehensive loss	(90,600)	—
Accumulated deficit	(7,459,800)	(9,816,400)

Total shareholders’ equity	13,901,800	11,175,100

Total liabilities and shareholders’ equity	$30,784,200	$25,625,100

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

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, DECEMBER 31, 2001,

THE SIX MONTH PERIOD ENDED DECEMBER 31, 2000  AND THE FISCAL YEAR ENDED JUNE 30, 2000

	Common Stock		Additional Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance—June 30, 1999	2,487,518	$49,700	$9,758,300	$—	$—	$(9,352,400)	$455,600
Shares purchased pursuant to the Employee Stock Purchase Plan	118,722	2,400	48,000				50,400
Exercise of warrants	220,000	4,400	50,600				55,000
Exercise of options	78,166	1,600	27,000				28,600
Shares issued upon conversion of debt	676,933	13,500	842,100				855,600
Shares issued pursuant to sale of common stock	2,250,000	45,000	790,000				835,000
Net loss						(744,800)	(744,800)

Balance—June 30, 2000	5,831,339	116,600	11,516,000	—	—	(10,097,200)	1,535,400
Shares purchased pursuant to the Employee Stock Purchase Plan	19,180	400	13,900				14,300
Exercise of warrants	462,894	9,300	324,000				333,300
Exercise of options	62,500	1,200	25,300				26,500
Shares issued pursuant to sale of common stock	75,000	1,500	6,100				7,600
Net income						84,800	84,800

Balance—December 31, 2000	6,450,913	129,000	11,885,300	—	—	(10,012,400)	2,001,900
Shares issued pursuant to sale of common stock	4,027,727	80,600	3,837,000				3,917,600
Shares and warrants issued pursuant to acquisition of Analex	3,572,143	71,400	4,687,200				4,758,600
Deferred stock compensation			38,800	(38,800)			—
Amortization of deferred stock compensation				16,500			16,500
Shares purchased pursuant to the Employee Stock Purchase Plan	39,964	800	40,400				41,200
Exercise of options and warrants	285,228	5,700	237,600				243,300
Net income						196,000	196,000

Balance—December 31, 2001	14,375,975	287,500	20,726,300	(22,300)	—	(9,816,400)	11,175,100
Amortization of deferred stock compensation				14,600			14,600
Warrants issued pursuant to bank guarantee			345,400				345,400
Shares returned and retired in connection with Analex acquisition	(51,804)	(1,000)	(58,000)				(59,000)
Shares purchased pursuant to the Employee Stock Purchase Plan	81,739	1,600	139,100				140,700
Exercise of options and warrants	21,170	400	18,600				19,000
Unrealized loss on derivative contract					(90,600)		(90,600)
Net income						2,356,600	2,356,600
Total comprehensive income							2,266,000

	14,427,080	$288,500	$21,171,400	$(7,700)	$(90,600)	$(7,459,800)	$13,901,800

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

B.    Risks and uncertainties:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents principally in one United States (“U.S.”) commercial bank. Cash in excess of daily requirements is invested by the bank in one-day repurchase agreements of securities of U.S. government agencies. To date, the Company has not incurred losses related to cash and cash equivalents.

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

E.    Goodwill and Other Intangible Assets:

On January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). SFAS No. 142 was issued in June 2001 and became effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In accordance with SFAS No. 142 transitional requirements, with respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted the provisions of SFAS No. 142 effective January 1, 2002, and as a result, amortization of goodwill was discontinued. In accordance with SFAS No. 142 transitional requirements, with respect to goodwill and intangible assets acquired after June 30, 2001, the Company adopted the provisions of SFAS No. 142 effective July 1, 2001 and as a result, goodwill acquired after June 30, 2001 has not been amortized. All goodwill is assigned to the Company’s reportable segment Analex.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    Accounting for contracts:

The Company’s contracts with customers are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by the Company’s employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on certain fixed-price service contracts are recorded each period based on a monthly amount for services provided in accordance with the terms of the contract. Costs related to such contracts are expensed as incurred. In accordance with AICPA Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenues on fixed-price construction-type contracts, for which the Company can reasonably estimate total contract costs, are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. In the normal course of business, the Company may be party to claims and disputes resulting from modifications and change orders and other contract matters. Claims for additional contract compensation are recognized when realization is probable and estimable.

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.    Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does not anticipate that adoption of SFAS No. 143 will have a material impact, either positive or negative, on future results of operations or financial condition.

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

J.    Derivatives

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

3.    Accounts receivable:

The components of accounts receivable are as follows:

	December 31,
	2002	2001
Trade accounts receivable:
U.S. Government:
Amounts billed	$10,312,900	$5,252,000
Recoverable costs and profits—not billed	2,609,200	2,337,600

Total	12,922,100	7,589,600

Commercial, state and local governments:
Amounts billed	334,800	725,800
Recoverable costs and profits—not billed	151,400	988,600

Total	486,200	1,714,400

Total accounts receivable	13,408,300	9,304,000
Less: Allowance for doubtful accounts	(852,200)	(926,400)

Total accounts receivable, net	$12,556,100	$8,377,600

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity in the allowance for doubtful accounts:

	Calendar year 2002	Calendar year 2001	6 months 12/31/00	Unaudited 6 months 12/31/99	Fiscal year 2000
Beginning balance	$926,400	$151,200	$151,200	$253,700	$253,700
Additions	—	775,200	—	—	—
Write-offs	(74,200)	—	—	(104,300)	(102,500)

Ending Balance	$852,200	$926,400	$151,200	$149,400	$151,200

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

5.    Goodwill and Other Intangible Assets

As discussed in Note 2, the Company adopted SFAS No. 142 in January 2002, which required the Company to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite life be reviewed for impairment upon adoption of SFAS No. 142 and annually, thereafter. The Company’s goodwill balance was approximately $15.5 million and $15.6 million as of December 31, 2002 and 2001, respectively. The decrease of approximately $0.1 million was due to final purchase accounting adjustments from the Analex acquisition. A valuation assessment was performed as of January 1, 2002 and no goodwill impairment was identified. The Company performed its first annual impairment test as of October 1, 2002 and concluded that the goodwill was not impaired.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s results of operations prior to 2001 do not reflect the provisions of SFAS No. 142. A reconciliation of previously reported net income (loss) with the amounts adjusted for the exclusion of goodwill amortization net of related income tax effects is as follows:

	2002	2001	Six Months Ended December 31, 2000	Six Months Ended December 31, 1999	2000
Net income as reported	$2,356,600	$196,000	$84,800	$(631,000)	$(744,800)
Add back goodwill amortization, net of tax	$—	$337,000	$169,000	$171,900	$338,000
Adjusted net income	$2,356,600	$533,000	$253,800	$(459,100)	$(406,800)
Basic earnings per share:
As reported	$.16	$.03	$.01	$(.24)	$(.23)
Goodwill amortization, net of tax	$—	$.04	$.03	$.06	$.10
Adjusted basic earnings per share	$.16	$.07	$.04	$(.18)	$(.13)
Diluted earnings per share:
As reported	$.14	$.02	$.01	$(.24)	$(.23)
Goodwill amortization, net of tax	$—	$.04	$.02	$.06	$.10
Adjusted basic earnings per share	$.14	$.06	$.03	$(.18)	$(.13)

The gross carrying amounts and accumulated amortization of the Company’s intangible assets as of December 31, 2002 and 2001, were as follows:

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$892,000	$303,400	$892,000	$41,500
Contract rights	1,053,200	44,600	—	—
Patents	153,200	—	—	—

Non-compete agreements are amortized on a straight-line basis over their contractual lives of three to four years. Contract rights are amortized over ten years, which is the life of the related contract. All patents are still pending approval, therefore, no amortization expense has been recorded. The weighted average life of all intangible assets is 5.2 years as of December 31, 2002. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

2003	$382,000
2004	352,000
2005	202,000
2006	117,000
2007	117,000

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Debt:

The components of debt are as follows:

	December 31,
	2002	2001
Current:
Line of Credit	$2,187,700	$1,696,500
Bank Term Note	700,000	700,000
Convertible Notes	—	101,700
Notes Payable Shareholder	145,100	154,500
Note Payable Other	333,300	100,000
Non-compete Agreements	261,900	261,900
Note to DOJ	260,500	207,300
Other	11,300	13,100

Subtotal current debt	3,899,800	3,235,000
Long-term:
Bank Term Note	2,041,700	2,741,600
Notes Payable Shareholder	490,900	618,100
Note Payable Other	583,300	—
Non-compete Agreements	534,700	616,600
Note to DOJ	685,900	1,025,500
Other	2,400	2,400

Subtotal long-term debt	4,338,900	5,004,200

Total debt	$8,238,700	$8,239,200

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement (“Agreement”) with Bank of America, N.A. The Agreement provides the Company with a $4,000,000 revolving credit facility (the “Credit Facility”) through November 2, 2006 and a five-year $3,500,000 term loan (“Term Loan”). The Credit Facility has an annual renewal occurring April 30 of each year. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. The interest rate at December 31, 2002 was 3.92% for the Credit Facility and 4.38% for the Term Loan. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Company is in compliance with all financial covenants. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Equity capital:

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

As of December 31, 2002, the maximum amount that the Company would be required to pay under the terms of the guarantee was $728,600. As the fair market value of the Company common stock was in excess of the guaranteed share prices as of December 31, 2002, no amounts were accrued under the guarantee.

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Acquisitions:

Effective November 2001, the Company acquired Analex, a professional services and program management firm whose principal customers are NASA and the U.S. intelligence community, for approximately $13,898,000. The purchase price was satisfied with cash payments of $6,510,000, 3,520,339 shares of Common Stock valued at $4,664,000, the issuance of promissory notes of $1,773,000, non-compete arrangements of $892,000, and the satisfaction of other certain liabilities of Analex.

The fair value of the assets acquired and liabilities assumed approximated their book value of $6,092,400 and $5,730,000, respectively. The Company incurred financial, legal and accounting costs associated with the Analex purchase of approximately $570,000. During 2002, certain contingencies were finalized including the settlement of the Analex closing balance sheet requirements and the award of the ELVIS contract.

Following is a condensed balance sheet reflecting the final purchase price allocation:

Cash	$343,100
Accounts receivable and other current assets	3,713,800
Non-compete agreements	892,000
Contract rights	1,053,200
Goodwill	14,061,700
Other long term assets	90,300
Current liabilities	4,357,500
Long term debt and other liabilities	1,372,500

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

	2001	Six months ended December 31, 2000	Fiscal Year 2000
	(unaudited)
Net revenues	$49,126,600	$24,772,400	$49,733,300
Net income (loss)	$910,200	$1,242,100	$(650,500)
Net income (loss) per share:
Basic EPS	$.06	$.09	$(.06)
Diluted EPS	$.05	$.08	$(.06)

On May 12, 1999, the Company acquired all the outstanding capital stock of ATI, a privately held information technology firm based in Alexandria, Virginia, for $2,503,000. Resulting from the acquisition of ATI, the Company recorded goodwill of approximately $2,287,000, which, until the implementation of SFAS 142, was being amortized, on a straight-line basis, over a 7-year period.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Net income (loss) per share:

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

11.    Income taxes:

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12.    Commitments and contingencies:

Operating leases:

The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through 2006. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company’s future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs at December 31, 2002 are summarized below:

Year	Lease Commitments
2003	1,122,000
2004	1,037,600
2005	774,200
2006	56,200

Total minimum payments required	$2,990,000

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense, net of sublease income, included in the consolidated statements of operations is as follows:

Period	Rent Expense
2002	$1,143,100
2001	572,900
6 Months 2000	247,500
6 Months 1999 (unaudited)	272,100
Fiscal Year 2000	530,300

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

13.    Benefit plans:

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Stock option plan:

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

Information with respect to incentive and non-qualified stock options issued under both plans are as follows:

	2002		2001		6 mos. 12/31/00		Unaudited 6 mos. 12/31/99		Fiscal 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,672.500	$1.20	479,300	$.98	395,400	$.94	514,400	$.90	514,400	$.90
Granted	813,100	2.20	1,292,800	1.29	204,500	1.04	109,500	.81	129,500	.91
Exercised	(21,200)	.90	(64,300)	1.31	(62,500)	.42	(15,000)	.25	(78,200)	.37
Expired	(8,300)	1.60	(35,300)	1.01	(58,100)	1.47	(32,900)	.94	(170,300)	1.10
Outstanding at end of period	2,456,100	$1.55	1,672,500	$1.20	479,300	$.98	576,000	$.90	395,400	$.94
Options exercisable at end of period	1,485,100	$1.38	743,300	$1.12	301,800	$.96	494,700	$.83	304,100	$.75
Weighted average fair value of options granted during the period	$1.58		$1.24		$.95		$.48		$.42

The weighted average remaining contractual life of options outstanding at December 31, 2002 was 6.1 years. The range of exercise prices of options outstanding at December 31, 2002 was $.25 to $2.25.

The following table summarizes information about the stock options outstanding at December 31, 2002:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares	Weighted- Average Exercise Price
0.25 – 0.75	92,500	$0.43	2.53	92,500	$0.43
0.76 – 1.30	597,000	1.07	8.14	475,000	1.06
1.31 – 2.25	1,766,600	1.77	6.00	917,600	1.64

	2,456,100			1,485,100

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following assumptions were used for grants: dividend yield of 0%; expected volatility of .6 to 1.115; expected life of the option term of 10 years and risk-free interest rate of 3.71 to 5.17%.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Warrants:

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

16.    Voting Agreement:

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase such shares at the same price and terms, any attempt to transfer the Voting Group’s voting shares will be of no effect unless the person(s) to whom such shares are being transferred agrees in writing to be bound by the terms of the Voting Agreement.

17.    Fair value of financial instruments:

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

18.    Statement of cash flows—supplemental disclosures:

During 2002, 2001, the six month periods ended December 31, 2000 and 1999 (unaudited), and the fiscal year 2000, the Company paid income taxes of $208,300, $23,000, $12,000, $3,000, and $4,000, respectively. The Company paid interest of $672,900, $165,000, $110,000, $167,000, and $325,000 during those same periods.

19.    Business segments and major customers:

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable Segments—FASB Statement 131  For the Years ended December 31 2002, 2001, the Six Months ended December 31, 2000 and 1999  (unaudited) and the Fiscal Year ended June 30, 2000

Description:	2002	2001	6 mos 2000	Unaudited 6 mos 1999	Fiscal 2000
Trade revenues:
ABS	$6,803,000	$4,761,300	$1,880,600	$—	$522,800
Analex	52,514,000	17,174,700	7,062,800	10,267,300	19,378,500

Total trade revenues	$59,317,000	$21,936,000	$8,943,400	$10,267,300	$19,901,300

Interest income:
ABS	$—	$—	$—	$—	$—
Analex	—	8,600	—	600	8,100

Total interest income	$—	$8,600	$—	$600	$8,100

Interest expense:
ABS	$—	$—	$—	$—	$—
Analex	1,018,300	225,200	112,000	167,100	332,600

Total interest expense	$1,018,300	$225,200	$112,000	$167,100	$332,600

Depreciation and amortization expense:
ABS	$31,000	$47,300	$10,600	$—	$—
Analex	388,000	476,900	218,900	208,700	457,300

Total depreciation and amortization expense	$419,000	$524,200	$229,500	$208,700	$457,300

Income tax expense:
ABS	$—	$—	$—	$—	$—
Analex	149,100	19,600	—	—	21,300

Total income tax expense	$149,100	$19,600	$—	$—	$21,300

Net income/(loss):
ABS	$365,200	$186,200	$4,300	$—	$(158,200)
Analex	1,991,400	9,800	80,500	(631,000)	(586,600)

Total net income/(loss)	$2,356,600	$196,000	$84,800	$(631,000)	$(744,800)

Assets:
ABS	$1,920,800	$1,017,200	$335,900	$—	$387,200
Analex	28,863,400	24,607,900	5,448,000	6,127,200	5,563,900

Total assets	$30,784,200	$25,625,100	$5,783,900	$6,127,200	$5,951,100

Fixed assets, net:
ABS	$83,600	$116,400	$126,200	$—	$15,700
Analex	133,100	144,200	158,600	256,600	203,400

Total fixed assets, net	$216,700	$260,600	$284,800	$256,600	$219,100

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

20.    Selected quarterly information (Unaudited):

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