Form 10-Q/A
period 2003-03-31
ANALEX CORP
filed 2003-09-08
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The interim consolidated financial statements for Analex Corporation (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Amended No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2002 (“2002 Form 10-K”) filed with the Securities and Exchange Commission on September 5, 2003.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED—(Continued)

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED—(Continued)

As of March 31, 2003, the maximum amount that the Company would be required to pay under the terms of the guarantee was $728,600. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of March 31, 2003, no amounts were accrued under the guarantee.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003

TO THE THREE MONTHS ENDED MARCH 31, 2002

Revenues for the three months ended March 31, 2003 were $16.6 million, an increase of $3.6 million from the $13.0 million in revenues for the three months ended March 31, 2002. This increase is primarily due to increases in revenues in the Homeland Security Group and the Systems Engineering Group, offset by a reduction in revenues of ABS. Revenues of the Homeland Security Group increased approximately $0.2 million due to growth on various contracts. Revenues of the Systems Engineering Group increased approximately $4.0 million. The increase is primarily from the ELVIS contract, which generated approximately $5.0 million in revenues, partially offset by a reduction in the level of activity on the Microgravity Research Development and Operations contract due to completion of specifically scheduled tasks. Systems Engineering Group revenues are also offset by approximately $0.6 million due to the completion of the Payload and Ground Operations contract which was the predecessor to the ELVIS contract. Additionally, total revenues are offset by a decline in revenues in ABS of approximately $0.2 million as a result of the completion of research work under grants from the U.S. Army. Revenue growth for ABS depends on its future success in replacing expiring grants from the Defense Advanced Research Projects Agency (DARPA) and the National Institutes of Health (NIH) with follow-on or other grants, as well as its future success in developing a bio-terrorism consulting business or in generating licensing revenues from existing or in-process intellectual property. Increases or decreases in revenue are predominantly attributable to changes in the volume of services provided. As a government contractor, costs billed to the government are prescribed by Federal Acquisition Regulations and include recovery of allowable costs such as labor, fringe benefits, overhead and general and administrative expenses plus a reasonable fee.

Costs of revenue for the quarter ended March 31, 2003 were $13.9 million, an increase of $2.8 million from the same period in the prior year. The increase is largely due to the costs of revenue generated by the Systems Engineering Group on the ELVIS contract, which was approximately $4.0 million offset by a $1.2 million decrease in the Systems Engineering Group due to reduction in costs on the contracts noted above. Costs of revenue as a percentage of revenues were approximately 83% and 85% for the quarters ended March 31, 2003 and 2002, respectively. The decrease is primarily due to the Company’s ability to renegotiate existing contracts and negotiate new contracts to obtain a higher fee percentage, as well as and controlling overhead expenses.

Selling, general and administrative expenses totaled $1.5 million for the quarter ended March 31, 2003, compared with $1.3 million for the same period in the prior year. The $0.2 million increase is primarily due costs related to the staffing of key business development and marketing positions that were vacant in the prior period.

Operating income for the three months ended March 31, 2003 was $1.1 million, compared to operating income of $0.7 million for the period ended March 31, 2002. This $0.4 million increase is primarily attributable to the profitability in the Systems Engineering Group derived from the ELVIS contract, which contributed approximately $0.2 million, offset by the completion of tasks in the Systems Engineering group referenced above. In addition, the Homeland Security Group had increased operating income, of which $0.3 million was due to the growth noted above coupled with reduced allocations of corporate expenses. Corporate expenses are allocated to operating groups on a total cost basis. Therefore, as the Company’s revenue base grows, operating groups will be allocated fewer corporate expenses as a percentage of costs resulting in increased operating margins on fixed-price and time and materials contracts. The Company’s operating income to be derived in the future from ABS depends on its success in generating fee or royalty-bearing increases in revenues, as described above.

Operating margin for the three months ended March 31, 2003 was 7%, compared to operating margin of 5% for the period ended March 31, 2002. This 2% increase is primarily attributable to the increased profitability of the Homeland Security Group as noted above.

Interest expense totaled $0.1 million for the quarter ended March 31, 2003, compared with $0.3 million for the same period in the prior year. The $0.2 million decrease is due to the Company’s increased profitability, which reduced borrowings under the credit facility, coupled with the release of the guarantees associated with the Bank of America Debt.

Income tax expense for the quarter ended March 31, 2003 was $0.3 million compared with $0.01 million for the same period in the prior year. The Company’s effective income tax rate is lower than the statutory federal rate of 34% primarily due to the reduction of a valuation allowance on the Company’s deferred tax assets. Our valuation allowance is expected to be eliminated by December 31, 2003.

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

On November 2, 2001, to finance the acquisition of Analex, the Company entered into the Credit Agreement which originally provided the Company with a $4,000,000 Credit Facility through November 2, 2006 and a five-year $3,500,000 Term Loan. The Credit Facility has an annual renewal occurring April 30 of each year. To fund additional working capital requirements generated by the award of the ELVIS contract, the Company negotiated an increase of the Credit Facility. The Company now has an $8,000,000 Credit Facility. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Company must maintain the following ratios: a Total Funded Debt to EBITDA ratio of no greater than 3.0 to 1.0, a Senior Debt to EBITDA ratio of no greater than 2.75 to 1.0, a Fixed Charge Coverage Ratio of no less than 1.3 to 1.0, and Net Worth equal to at least the sum of $9 million and 65% of net income (not to be reduced by net losses) during each fiscal quarter ending March 31, 2002 and thereafter. At March 31, 2003, the Company was in compliance with each of these covenants. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share (“Guaranteed Shares”), if such shares are sold within such period and if certain other conditions are satisfied. As of March 31, 2003, the maximum amount that the Company would be required to pay under the terms of the guarantee was $728,600. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of March 31, 2003, no amounts were accrued under the guarantee.

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

With respect to the ELVIS contract, the Company is the prime contractor with three subcontractors performing various functions. Approximately 27% of the contract is expected to be performed by the subcontractors. As the prime, the Company is responsible for all aspects of work performed by the subcontractors including, but not limited to, quality of work, timeliness of performance, and cost control. The Company records all customer payments under this contract as revenues and all subcontractor invoices as contract costs.

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

Date: September 5, 2003

Analex Corporation (Registrant)

By:	/s/ STERLING E. PHILLIPS, JR.	By:	/s/ RONALD B. ALEXANDER
	Sterling E. Phillips, Jr.		Ronald B. Alexander
	President and Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)