Form 10-Q/A
period 2003-06-30
ANALEX CORP
filed 2003-09-08
CIK 44800

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

3.     Basis of Presentation

The interim consolidated financial statements for Analex Corporation (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2002 (“2002 Form 10-K”) filed with the Securities and Exchange Commission on September 5, 2003.

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
ABS	$1,177,700	$1,588,200	$2,530,700	$3,158,400
Analex	15,425,200	11,340,000	30,703,400	22,805,300

Total revenues:	$16,602,900	$12,928,200	$33,234,100	$25,963,700

Net income:
ABS	$63,200	$144,000	$149,600	$206,300
Analex	611,000	60,400	1,260,000	393,300

Total net income:	$674,200	$204,400	$1,409,600	$599,600

Assets:
ABS	$770,300	$805,900	$770,300	$805,900
Analex	29,306,300	29,182,200	29,306,300	29,182,200

Total assets:	$30,076,600	$29,988,100	$30,076,600	$29,988,100

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003

TO THE THREE MONTHS ENDED JUNE 30, 2002

Revenues for the three months ended June 30, 2003 were $16.7 million, an increase of $3.8 million from the $12.9 million in revenues for the three months ended June 30, 2002. This increase is primarily due to increases in revenues in the Homeland Security Group and Systems Engineering Group, offset by a decrease in revenues in ABS. Revenues of the Homeland Security Group increased approximately $0.4 million due to growth on various contracts. Revenues of the Systems Engineering Group increased approximately $4.0 million primarily due to revenues from the ELVIS contract, which were approximately $5.0 million, offset by a decrease in revenues on the Microgravity Research Development and Operations contract due to completion of specifically scheduled tasks and the completion of the Payload and Ground Operations contract, the predecessor to the ELVIS contract. In addition, ABS experienced a decline in revenues of approximately $0.4 million as a result of the completion of research work under grants from the U.S. Army. Increases or decreases in revenue are predominantly attributable to changes in the volume of services provided. As a government contractor, costs billed to the government are prescribed by Federal Acquisition Regulations and include recovery of allowable costs such as labor, fringe benefits, overhead and general and administrative expenses plus a reasonable fee.

Revenue growth for ABS depends on its future success in replacing expiring grants from the Defense Advanced Research Projects Agency (DARPA) and the National Institutes of Health (NIH) with follow-on or other grants, as well as its future success in developing a bio-terrorism consulting business or in generating licensing revenues from existing or in-process intellectual property. For the third quarter of 2003 and subsequent periods, the year-over-year revenue and net income comparisons will include the results of the ELVIS contract in the prior-year period. Consequently, the year-over-year comparisons resulting from organic growth are expected to be less pronounced than for the current period, all other things being the same.

Costs of revenue for the quarter ended June 30, 2003 were $13.9 million, an increase of $2.7 million from the same period of the prior year. The increase is largely due to the costs of revenue generated by the Systems Engineering Group on the ELVIS contract, which were approximately $4.9 million, offset by the decrease in costs of revenue from the completion of tasks on contracts mentioned above. In addition, decreases at ABS were approximately $0.4 million due to the completion of the U.S. Army research grant. Costs of revenue as a percentage of revenues were approximately 84% and 87% for the quarters ended June 30, 2003 and 2002, respectively. The decrease is primarily due to the Company’s ability to renegotiate existing contracts and negotiate new contracts to obtain a higher fee percentage, as well as controlling overhead expenses.

Selling, general and administrative expenses totaled $1.5 million for the quarter ended June 30, 2003, compared with $1.2 million for the same period in the prior year. The $0.3 million increase is primarily due to costs related to the staffing of key business development and marketing positions that were vacant in the prior period.

Operating income for the three months ended June 30, 2003 was $1.0 million, compared to operating income of $0.5 million for the period ended June 30, 2002. This $0.5 million increase is primarily attributable to the profitability of the Systems Engineering Group derived from the ELVIS contract, which was approximately $0.4 million, offset by decreases in operating income from completion of tasks on the contracts noted above coupled with increased profitability of the Homeland Security Group of approximately $0.2 million due to growth noted above and reduced allocations of corporate expenses. Corporate expenses are allocated to operating groups on a total cost basis. Therefore, as the Company’s revenue base grows, operating groups will be allocated lower corporate expenses as a percentage of costs, resulting in increased operating margins on fixed-price and time and materials contracts. The Company’s operating income to be derived in the future from ABS depends on its success in generating fee or royalty-bearing increases in revenues, as described above.

Operating margin for the three months ended June 30, 2003 was 6%, compared to operating margin of 3% for the period ended June 30, 2002. This 3% increase is primarily attributable to the increased profitability of the Homeland Security Group as noted above.

Interest expense totaled $0.1 million for the quarter ended June 30, 2003, compared with $0.2 million for the same period in the prior year. The $0.1 million decrease is due to the Company’s increased profitability, which reduced borrowings under the credit facility, coupled with the termination of the guarantees associated with the Bank of America debt.

Income tax expense for the quarter ended June 30, 2003 was $0.3 million compared with zero expense for the same period in the prior year. The Company’s effective income tax rate is lower than the statutory federal rate of 34% primarily due to the reduction of a valuation allowance on the Company’s deferred tax assets. Our valuation allowance is expected to be eliminated by December 31, 2003.

In the quarter ended June 30, 2003, the Company recorded net income of approximately $0.7 million and EBITDA, as defined below, of $1.2 million, after add-backs for interest of $0.1 million, depreciation of $0.04 million, amortization of $0.1 million, and income taxes of $0.3 million. In the quarter ended June 30, 2002, the Company recorded net income of approximately $0.2 million and EBITDA of $0.6 million, after add-backs for interest of $0.2 million, depreciation of $0.03 million, amortization of $0.1 million, and income taxes of zero. EBITDA as a percent of revenue was 7.0% for the quarter ended June 30, 2003, compared to 4.3% for the quarter ended June 30, 2002.

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

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003

TO THE SIX MONTHS ENDED JUNE 30, 2002

Revenues for the six months ended June 30, 2003 were $33.2 million, an increase of $7.2 million from the $26.0 million in revenues for the six months ended June 30, 2002. This increase is primarily due to increases in revenues in the Homeland Security Group and Systems Engineering Group, offset by a decrease in revenues in ABS. Revenues of the Homeland Security Group increased approximately $0.8 million due to growth on various contracts. Revenues of the Systems Engineering Group increased approximately $7.0 million primarily due to revenues from the ELVIS contract, which were approximately $10.0 million, offset by a decrease in the level of activity on the Microgravity Research Development and Operations contract due to completion of specifically scheduled tasks and the completion of the Payload and Ground Operations contract, the predecessor to the ELVIS contract. In addition, ABS experienced a decline in revenues of approximately $0.6 million as a result of the completion of research work under grants from the U.S. Army. Increases or decreases in revenue are predominantly attributable to changes in the volume of services provided. As a government contractor, costs billed to the government are prescribed by Federal Acquisition Regulations and include recovery of allowable costs such as labor, fringe benefits, overhead and general and administrative expenses plus a reasonable fee.

Revenue growth for ABS depends on its future success in replacing expiring grants from DARPA and NIH with follow-on or other grants, as well as its future success in developing a bio-terrorism consulting business or in generating licensing revenues from existing or in-process intellectual property. For the third quarter of 2003 and subsequent periods, the year-over-year revenue and net income comparisons will include the results of the ELVIS contract in the prior-year period. Consequently, the year-over-year comparisons resulting from organic growth are expected to be less pronounced than for the current period, all other things being equal.

Costs of revenue for the six months ended June 30, 2003 were $27.8 million, an increase of $5.5 million from the same period in the prior year. The increase is largely due to the costs of revenue generated in the Systems Engineering Group by the ELVIS contract, which were approximately $9.5 million offset by the decrease in costs due to the completion of tasks on the contracts noted above. Decreases in costs at ABS were approximately $0.6 million due to the completion of work on U.S. Army research grants. Costs of revenue as a percentage of revenues were approximately 84% and 86% for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily due to the Company’s ability to renegotiate existing contracts and negotiate new contracts to obtain a higher fee percentage, as well as controlling overhead expenses.

Selling, general and administrative expenses totaled $3.1 million for the six months ended June 30, 2003, compared with $2.4 million for the same period in the prior year. The $0.7 million increase is primarily due to costs related to fulfillment of key business development and marketing positions that were vacant in the prior period.

Operating income for the six months ended June 30, 2003 was $2.2 million, compared to operating income of $1.1 million for the six months ended June 30, 2002. This $1.1 million increase is primarily attributable to the profitability of the Systems Engineering Group derived from the ELVIS contract, which was approximately $0.6 million coupled with increased profitability of the Homeland Security Group of approximately $0.7 million due to growth noted above coupled with reduced allocations of corporate expenses. Corporate expenses are allocated to operating groups on a total cost basis. Therefore, as the Company’s revenue base grows, operating groups will have lower corporate expenses allocated as a percentage of costs, resulting in increased operating income on fixed-price and time and materials contracts. The Company’s operating income to be derived in the future from ABS depends on its success in generating fee or royalty-bearing increases in revenues, as described above.

Operating margin for the six months ended June 30, 2003 was 7%, compared to operating margin of 4% for the six months ended June 30, 2002. This 3% increase is primarily attributable to the increased profitability of the Homeland Security Group as noted above.

Interest expense totaled $0.2 million for the six months ended June 30, 2003, compared with $0.5 million for the same period of the prior year. The $0.3 million decrease is due to the Company’s increased profitability, which reduced borrowings under the credit facility, coupled with the release of the guarantees associated with the Bank of America debt.

Income tax expense for the six months ended June 30, 2003 was $0.6 million compared with $0.01 million for the same period of the prior year. The Company’s effective income tax rate is lower than the statutory federal rate of 34% primarily due to the reduction of a valuation allowance on the Company’s deferred tax assets. Our valuation allowance is expected to be eliminated by December 31, 2003.

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

On November 2, 2001, to finance the acquisition of Analex, the Company entered into the Credit Agreement which originally provided the Company with a $4,000,000 Credit Facility through November 2, 2006 and a five-year $3,500,000 Term Loan. To fund additional working capital requirements generated by the award of the ELVIS contract, the Company negotiated an increase of the Credit Facility. The Company now has an $8,000,000 Credit Facility. The Credit Facility has an annual renewal occurring April 30 of each year. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Company must maintain the following ratios: a Total Funded Debt to EBITDA ratio of no greater than 3.0 to 1.0, a Senior Debt to EBITDA ratio of no greater than 2.75 to 1.0, a Fixed Charge Coverage Ratio of no less than 1.3 to 1.0, and Net Worth equal to at least the sum of $9 million and 65% percent of net income (not to be reduced by net losses) during each fiscal quarter ending March 31, 2002 and thereafter. At June 30, 2002, the Company was in compliance with each of these covenants. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

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

Immediately following the Closing, the Board will be constituted in accordance with the Stockholders’ Agreement, and will consist of four current directors, including Mr. Phillips, and three directors designated by Pequot, including Gerald Poch, Managing Director of Pequot Capital Management, Inc., the investment adviser/manager to Pequot, and Martin Hale, Principal of Pequot Capital Management, Inc. At the Closing, Mr. Stout and Shawna Stout will resign from the Board.

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

The following votes were cast with respect to each of the matters voted on at the Annual Meeting:

Election of Directors:

Directors	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Jon M. Stout	13,323,983	93,572	0
Peter C. Belford, Sr.	13,324,213	93,342	0
Lincoln D. Faurer	13,326,027	91,528	0
Alan L. Kaplan	13,325,479	92,076	0
Gerald R. McNichols	13,326,057	91,498	0
Sterling E. Phillips, Jr.	11,798,941	1,618,614	0
Shawna L. Stout	11,798,505	1,619,050	0
Daniel R. Young	13,324,193	93,362	0

Amendments to 2002 Stock Option Plan:

Votes For	Votes Against	Abstentions and Broker Non-Votes
13,193,332	203,260	20,963

Ratification of Appointment of Ernst & Young LLP:

Votes For	Votes Against	Abstentions and Broker Non-Votes
13,361,668	39,118	16,769

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Third Amendment, dated as of April 30, 2003, to Credit Agreement, dated as of November 2, 2001, by and among Bank America, N.A., Analex Corporation and certain subsidiaries of Analex Corporation (previously filed).

10.2	2002 Stock Option Plan (incorporated by reference to Annex B filed with the Company’s Proxy Statement dated April 14, 2003, filed with the Commission on April 18, 2003).

10.3	Analex Corporation 2000 Stock Option Plan (previously filed).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

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