Form 10-K/A
period 2002-12-31
ANALEX CORP
filed 2003-11-07
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price of the common stock on the American Stock Exchange on November 5, 2003) was approximately $21,434,466.

As of November 5, 2003, 15,032,067 shares of the common stock of the registrant were outstanding.

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

As of November 5, 2003, there were approximately 2,175 shareholders of record of the Company’s Common Stock. No cash dividends were paid during 2002 or during the past three fiscal years, and no dividends are expected to be declared during 2003. The ability of the Company to pay dividends on its Common Stock requires the consent of Bank of America, N.A. under the Company’s credit agreement with Bank of America.

The Company does not have any equity compensation program that was not approved by stockholders. Set forth below is certain information as of December 31, 2002, regarding equity compensation plans that have been approved by stockholders.

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

The Company believes that cash provided by operations will be sufficient to fund working capital needs for the next twelve months.

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

Payments for long-term debt do not include interest payments. Lease commitments could require higher payments than shown in the table due to escalation provisions that are tied to various measures of inflation. The lease commitments reflect only existing commitments and do not include future requirements necessary to replace existing leases. In addition to the contractual obligations included above, the Company also has routine purchase order commitments for materials and supplies that are entered into in the normal course of business and are not in excess of current requirements. Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share (“Guaranteed Shares”), if such shares are sold within such period and if certain other conditions are satisfied. As of December 31, 2002, the maximum amount that the Company would be required to pay under the terms of the guarantee was $728,600. This amount is calculated by multiplying the number of shares subject to the guarantee by their associated guaranteed purchase price, assuming the Company’s common stock has no fair market value. As of December 31, 2002, there were 214,286 shares with an associated purchase price guarantee of $1.60 per share and 214,286 shares with an associated guaranteed purchase price of $1.80 per share. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of December 31, 2002, no amounts were accrued under the guarantee.

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

(a) (3)    Exhibits

Exhibit No.

2.1	Stock Purchase Agreement dated as of December 18, 1998 among Jeannine Mantz, Hadron, Inc., and Vail Research and Technology Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed January 4, 1999, Exhibit No. 2.2).

2.2	Stock Purchase Agreement dated as of May 12, 1999 among Hadron, Inc., Avenue Technologies, Inc. and Six Nations, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed May 27, 1999, Exhibit No. 2.1).

2.3	Agreement and Plan of Merger by and among Analex Corporation, certain Sellers, Analex Corporation Employee Stock Ownership Plan and Trust, Hadron, Inc. and Hadron Acquisition Corp., as of October 31, 2001 (previously filed).

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.2	Bylaws (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.3	Certificate of Amendment of Certificate of Incorporation, dated November 19, 2002 (incorporated by reference to the Company’s form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

Exhibit No.

3.4	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2002 (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

10.1	Hadron, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement dated October 28, 1997).

10.2	Amended Stock Purchase Warrant issued to C.W. Gilluly and dated June 2, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999, Exhibit No. 10.11).

10.3	Stock Purchase Warrant for the purchase of 430,000 shares of common stock issued to C.W. Gilluly by the Company dated February 15, 2000 (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 and filed with the Commission on May 15, 2000, Exhibit No. 10.2).

10.4	First Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company’s Form S-8 filed with the Commission on February 7, 2000, Exhibit No. 99.1).

10.5	First Amendment to the Hadron, Inc. 1994 Stock Option Plan, dated as of September 17, 1997 (incorporated by reference to the Company’s Form S-8 filed with the Commission on February 7, 2000, Exhibit No. 99.1).

10.6	Warrant issued to Jon M. Stout to purchase up to 235,161 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.1).

10.7	Warrant issued to Patricia W. Stout to purchase up to 230,769 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.2).

10.8	Warrant issued to Stout Dynastic Trust up to 1,015,380 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.3).

10.9	Warrant issued to J. Richard Knop to purchase up to 462,690 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.4).

10.10	Warrant issued to John D. Sanders to purchase up to 81,000 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 4.5).

10.11	Voting Agreement among certain holders of the common stock of Hadron, Inc., C.W. Gilluly and Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust and J. Richard Knop dated March 30, 2000 (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000, Exhibit No. 9.1).

10.12	Severance Agreement between the Company and Donald Kellmel dated May 23, 2000 (incorporated by reference to the Form 10-K for the transition period ended December 31, 2000 and filed with the Commission on May 11, 2001, Exhibit No. 10.28).

10.13	Hadron, Inc. 2000 Employee Stock Option Plan (incorporated by reference to the Form 10-Q for the period ended June 30, 2003, Exhibit 10.3).

10.14	Second Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company’s Form S-8 filed with the Commission on May 8, 2001, Exhibit 99.1).

Exhibit No.

10.15	Form of Amendment to Employment Agreement between Jon M. Stout and the Company dated January 16, 2001(incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001, Exhibit No. 10.2).

10.16	Form of Employment Agreement between the Company and Sterling E. Phillips, Jr. dated January 16, 2001 (incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001, Exhibit No. 10.3).

10.17	Promissory Note between Peter C. Belford, Sr. and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.24).

10.18	Promissory Note between Lese Ann Kodger and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.25).

10.19	Promissory Note between Alex Patterson and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.26).

10.20	Employment Agreement of Peter C. Belford, Sr. dated November 5, 2001 (previously filed).

10.21	Credit Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (previously filed).

10.22	Security Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.29).

10.23	Pledge Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.30).

10.24	Hadron, Inc. Term Loan Note between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.31).

10.25	Hadron, Inc. Revolving Credit Facility Note between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.32).

10.26	Form of Securities Purchase Agreement between Hadron, Inc., Gerald McNichols, Michael Besche, VBB Trust, S Co., LLC, RSSJ Associates, LLC, Norman Dreyfuss, Deepak Chopra, George Tonn and Frank Derwin dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.33).

Exhibit No.

10.27	Form of Warrant to Purchase Shares of Common Stock of Hadron, Inc. issued in connection with Securities Purchase Agreement dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.34).

10.28	Warrant to Purchase Shares of Common Stock issued to J. Richard Knop in Guarantee of Bank of America Loan dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.35).

10.29	Warrant to Purchase Shares of Common Stock issued to Gerald McNichols in Guarantee of Bank of American Loan dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.36).

10.30	Continuing and Unconditional Guaranty between Bank of America, N.A. and Subsidiaries (Advanced Biosystems, Inc.; Avenue Technologies, Inc.; Engineering and Information Services, Inc.; Sycom Services, Inc.; Vail Research and Technology Corporation; and Hadron Acquisition Corp.) dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.37).

10.31	Expendable Launch Vehicle Integrated Support (ELVIS) contract by and between the Registrant and The National Aeronautics and Space Administration (NASA) (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002, Exhibit No. 10.38).

10.32	2002 Stock Option Plan (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002, Exhibit No. 10.39).

10.33	First Amendment To Credit Agreement between Analex Corporation and Bank of America dated August 1, 2002 (previously filed).

10.34	Second Amendment To Credit Agreement between Analex Corporation and Bank of America dated December 20, 2002 (previously filed).

10.35	Amendment effective as of November 1, 2002, to Voting Agreement, dated as of March 30, 2000, among certain holders of the Company’s common stock, C.W. Gilluly, Jon M. Stout, Patricia W. Stout, the Stout Dynastic Trust and J. Richard Knop (previously filed).

21	Subsidiaries of the Company (previously filed).

23	Consent of Independent Auditors (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2003 ANALEX CORPORATION

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

Signature	Title	Date

/s/ STERLING E. PHILLIPS, JR.* Jon M. Stout	Chairman	November 6, 2003

/s/ STERLING E. PHILLIPS, JR.* Peter C. Belford, Sr.	Director	November 6, 2003

/s/ STERLING E. PHILLIPS, JR.* Lincoln D. Faurer	Director	November 6, 2003

/s/ STERLING E. PHILLIPS, JR.* Alan L. Kaplan	Director	November 6, 2003

/s/ STERLING E. PHILLIPS, JR.* Gerald R. McNichols	Director	November 6, 2003

/s/ STERLING E. PHILLIPS, JR. Sterling E. Phillips, Jr.	Director	November 6, 2003

/s/ STERLING E. PHILLIPS, JR.* Shawna L. Stout	Director	November 6, 2003

/s/ STERLING E. PHILLIPS, JR.* Daniel R. Young	Director	November 6, 2003

* By	power of attorney

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