Form 10-Q
period 2003-09-30
ANALEX CORP
filed 2003-11-14
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes ☐ No ☒

As of November 12, 2003, 15,487,426 shares of the common stock of the registrant were outstanding.

ANALEX CORPORATION

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30, 2003 (unaudited)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$110,700	$301,800
Accounts receivable, net	12,154,600	12,556,100
Prepaid expenses and other	295,200	270,500

Total current assets	12,560,500	13,128,400

Fixed assets, net	477,800	216,700
Goodwill	15,534,600	15,534,600
Contract rights and other intangibles, net	1,418,900	1,770,200
Deferred finance costs	61,100	75,900
Other	441,300	58,400

Total other assets	17,933,700	17,655,800

Total assets	$30,494,200	$30,784,200

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30, 2003 (unaudited)	December 31, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,854,500	$3,294,700
Note payable - line of credit	594,100	2,187,700
Note payable - bank term note	700,000	700,000
Notes payable - other	1,043,400	1,012,100
Other current liabilities	7,306,700	5,258,400

Total current liabilities	11,498,700	12,452,900

Note payable - bank term note	1,516,700	2,041,700
Notes payable - other	1,317,300	2,297,200
Other	59,200	90,600

Total long-term liabilities	2,893,200	4,429,500

Total liabilities	14,391,900	16,882,400

Commitments and contingencies

Shareholders’ equity:

Common stock $.02 par; authorized 30,000,000 shares; issued and outstanding - September 30, 2003, 14,980,569 shares and December 31, 2002, 14,427,080 shares	299,600	288,500
Additional capital	21,331,300	21,171,400
Deferred compensation	—	(7,700)
Accumulated other comprehensive loss	(59,200)	(90,600)
Accumulated deficit	(5,469,400)	(7,459,800)

Total shareholders’ equity	16,102,300	13,901,800

Total liabilities and shareholders’ equity	$30,494,200	$30,784,200

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 (unaudited)	2002 (unaudited)	2003 (unaudited)	2002 (unaudited)
Revenues	$16,589,800	$16,318,600	$49,823,900	$42,282,300

Operating costs and expenses:
Costs of revenue	14,091,000	13,800,100	41,873,900	36,060,100
Selling, general and administrative	1,498,700	1,233,000	4,578,800	3,673,600
Amortization of other intangible assets	104,200	92,200	308,700	232,200

Total operating costs and expenses	15,693,900	15,125,300	46,761,400	39,965,900

Operating income	895,900	1,193,300	3,062,500	2,316,400

Other income (expense):
Interest income	200	600	1,200	1,200
Interest expense	(83,200)	(269,700)	(279,800)	(780,100)

Total other expense	(83,000)	(269,100)	(278,600)	(778,900)

Income before income taxes	812,900	924,200	2,783,900	1,537,500

Provision for income taxes	231,900	10,200	793,400	23,900

Net income	$581,000	$914,000	$1,990,500	$1,513,600

Net income per share:
Basic	$0.04	$0.06	$0.13	$0.11

Diluted	$0.03	$0.05	$0.11	$0.09

Weighted average number of shares:
Basic	14,971,765	14,238,707	14,750,464	14,408,181

Diluted	17,811,841	17,013,845	17,601,869	16,981,384

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	September 30, 2003 (unaudited)	September 30, 2002 (unaudited)
Cash flows from operating activities:
Net income	$1,990,500	$1,513,600

Adjustments to reconcile net income to net cash from operating activities:
Depreciation	90,900	73,700
Amortization of other intangible assets	308,700	232,200
Non-cash interest expense		270,700
Stock-based compensation expense	7,700	6,100
Write-off of patent related cost	48,600	—
Changes in operating assets and liabilities:
Accounts receivable	401,500	(2,947,400)
Prepaid expenses and other	(24,700)	41,200
Other assets	(368,100)	57,500
Accounts payable	(1,440,200)	454,500
Other current liabilities	2,048,300	1,954,900
Other long-term liabilities	—	(60,000)

Total adjustments	1,072,700	83,400

Net cash provided by operating activities	3,063,200	1,597,000

Cash flows from investing activities:
Property additions	(332,300)	(186,200)
Intangible additions	(25,700)	—

Net cash used in investing activities	(358,000)	(186,200)

Cash flows from financing activities:
Proceeds from borrowings on bank and other loans	1,829,000	8,300
Proceeds from stock options and warrants exercised	97,000	16,400
Proceeds from employee stock purchase plan	74,000	74,000
Payments on bank and other loans	(4,896,300)	(1,137,200)

Net cash used in financing activities	(2,896,300)	(1,038,500)

Net (decrease) increase in cash and cash equivalents	(191,100)	372,300

Cash and cash equivalents at beginning of period	301,800	83,100

Cash and cash equivalents at end of period	$110,700	$455,400

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business Groups

Analex Corporation provides information technology and systems engineering services to the United States government through two groups: the Homeland Security Group, supporting intelligence systems; and the Systems Engineering Group, supporting the development of space-based systems, the operation of terrestrial assets, and the launch of unmanned rockets by NASA under the Company’s Expendable Launch Vehicle Integrated Support (“ELVIS”) contract with NASA. In addition, its Advanced Biosystems Inc. subsidiary (“ABS”) pursues research and business opportunities in the areas of defenses against biological warfare agents and other infectious diseases.

The Homeland Security Group has accounted for approximately 41% of the Company’s 2003 year-to-date revenue. The Homeland Security Group expects to benefit from the country’s shifting priorities and new emphasis on enhanced intelligence capabilities. This group provides engineering, scientific and information technology services and solutions to assist in the development, implementation and support of intelligence systems. Analex provides these services to various members of the Intelligence community, including the National Reconnaissance Office, the National Security Agency, the Department of Defense, and major prime contractors.

The Systems Engineering Group has accounted for approximately 52% of the Company’s 2003 year-to-date revenues. This group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle engineering, space systems development, and ground support for space operations.

ABS has accounted for approximately 7% of the Company’s 2003 year-to-date revenues. ABS pursues research in the areas of defenses against, and treatments for, biological warfare agents and other infectious diseases. ABS also provides consulting services regarding biological weapons, threats, and defensive strategies.

2.	Basis of Presentation

The interim consolidated financial statements for Analex Corporation (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2002 (“2002 Form 10-K”) filed with the Securities and Exchange Commission on November 7, 2003.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF Issue No. 00-21 effective July 1, 2003. The implementation of EITF Issue No. 00-21 did not have a material impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB deferred the effective date of certain provisions of SFAS 150. The adoption of the applicable provisions of SFAS has not had a significant impact to the Company’s financial statements.

3.	Debt

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement (“Agreement”) with Bank of America, N.A. The Agreement originally provided the Company with a $4,000,000 revolving credit facility (the “Credit Facility”) through November 2, 2006 and a five-year $3,500,000 term loan (“Term Loan”). The Credit Facility has an annual renewal occurring April 30 of each year. To fund additional working capital requirements generated by the award of the ELVIS contract, the Company negotiated an increase of the Credit Facility. The Company now has an $8,000,000 Credit Facility. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of September 30, 2003, the Credit Facility and Term Loan balances were $594,100 and $2,216,700, respectively. The interest rate at September 30, 2003 was 3.62% for the Credit Facility and 4.12% for the Term Loan. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. As of September 30, 2003, the Company was in compliance with these covenants. The accounts receivable and the other assets of the Company secure the Credit Facility and Term Loan.

The Company’s $3.5 million Term Loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. In January 2002, the Company entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt, now totaling $1,900,000,was swapped into a fixed rate obligation at 4.25%. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The total effective interest rate on the swapped portion of the Term Loan amounted to 7.25% at September 30, 2003.

The Company’s comprehensive income for the three months ended September 30, 2003 was $596,100, which includes net income of $581,000 and other comprehensive income of $15,100 arising from the interest rate swap. The Company’s comprehensive income for the nine months ended September 30, 2003 was $2,021,900, which includes net income of $1,990,500 and other comprehensive income of $31,400 arising from the interest rate swap.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$581,000	$914,000	$1,990,500	$1,513,600
Weighted average shares outstanding	14,971,765	14,238,707	14,750,464	14,408,181
Effect of dilutive securities:
Warrants	1,590,539	1,894,427	1,703,315	1,841,337
Employee stock options	1,249,537	880,711	1,147,300	731,866
Diluted weighted average shares outstanding	17,811,841	17,013,845	17,601,079	16,981,384
Basic earnings per share	$.04	$.06	$.13	$.11
Diluted earnings per share	$.03	$.05	$.11	$.09

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

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net income, as reported	$581,000	$914,000	$1,990,500	$1,513,600
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	$—	$900	$5,500	$5,800
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	$54,100	$62,000	$922,100	$702,500
Pro forma net income	$526,900	$852,900	$1,073,900	$816,900
Earnings per share:
Basic as reported	$.04	$.06	$.13	$.11
Diluted as reported	$.03	$.05	$.11	$.09
Basic pro forma	$.04	$.06	$.07	$.06
Diluted pro forma	$.03	$.05	$.06	$.05

6.	Concentration of Business

Almost all of the Company’s revenues are derived either directly from the U.S. Government as prime contractor or indirectly as a subcontractor to other government prime contractors. With the award of the ELVIS contract to the Company, approximately 54% of the Company’s 2003 year-to-date revenues have been derived, directly and indirectly, from NASA. Approximately 46% of the Company’s 2003 year-to-date revenues have been derived from various Department of Defense agencies.

7.	Equity Capital

Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s common stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. The agreement phases in portions of the total shares subject to the guarantee over a period of two years following the acquisition in increments of 25% of the total guaranteed shares covered by the agreement. Of the total shares guaranteed, 25% (214,286 shares) are guaranteed from the acquisition date through November 5, 2006, at a price of $1.60. An additional 214,286 shares are guaranteed beginning November 5, 2002 through November 5, 2006 at a price of $1.80. An additional 214,286 shares are guaranteed beginning May 5, 2003 through November 5, 2006 at a price of $2.00 per share, resulting in a maximum amount of $1,157,100 payable under the terms of the guaranteed shares as of September 30, 2003. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of September 30, 2003, no amounts were accrued under the guarantee. On November 5, 2003, the final portion of shares (214,286 additional shares) became guaranteed at a price of $2.20 per share. These shares will be guaranteed through November 5, 2006.

8.	Business Segments

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

Operating results are measured at the net income level for each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in Note 2 to the 2002 Form 10-K. The Company’s corporate amounts consist primarily of certain activities and assets not attributable to the reportable segments.

	THREE MONTHS ENDED SEPTEMBER 30, 2003	THREE MONTHS ENDED SEPTEMBER 30, 2002	NINE MONTHS ENDED SEPTEMBER 30, 2003	NINE MONTHS ENDED SEPTEMBER 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
ABS	$712,100	$1,708,000	$3,242,700	$4,866,400
Analex	15,877,700	$14,610,600	46,581,200	37,415,900
Total revenues:	$16,589,800	$16,318,600	$49,823,900	$42,282,300
Net income:
ABS	$(74,100)	$104,200	$75,500	$310,500
Analex	655,100	809,800	1,915,000	1,203,100
Total net income:	$581,000	$914,000	$1,990,500	$1,513,600
Assets:
ABS	$881,700	$1,928,300	$881,700	$1,928,300
Analex	29,612,500	27,075,900	29,612,500	27,075,900
Total assets:	$30,494,200	$29,004,200	$30,494,200	$29,004,900

9.	Litigation and Claims

The Company was served on October 9, 2003 with a lawsuit filed by Swales & Associates, Inc. in the Circuit Court for Prince George’s County, Maryland, alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract. Under the complaint, Swales is seeking damages in excess of $4.0 million. Management believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

10.	Pequot Transaction

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

In addition, on July 18, 2003, the Company entered into a Securities Repurchase Agreement (the “Stout Repurchase Agreement”) with Company Chairman Jon M. Stout, certain members of Mr. Stout’s immediate family and certain entities controlled by Mr. Stout and his family (collectively, the “Stout Parties”) pursuant to which the Company will purchase an aggregate of 2,625,451 shares of Common Stock and warrants and options exercisable to purchase an aggregate of 1,209,088 shares of Common Stock from the Stout Parties for aggregate consideration of approximately $9.2 million. The aggregate purchase price to be paid by the Company to the Stout Parties pursuant to the Stout Repurchase Agreement is calculated by multiplying the number of shares of Common Stock to be repurchased (including those issuable under warrants and options held by the Stout Parties) by $2.63 per share, and then reducing such amount by the amount of the aggregate exercise prices of the warrants and options held by the Stout Parties. The Common Stock, warrants and options to be purchased by the Company represent all of the equity interests in the Company owned by the Stout Parties other than approximately 100,000 shares of Common Stock which Mr. Stout may use to make a gift to a specified academic institution pursuant to the terms of the Stout Repurchase Agreement and which the Company may subsequently repurchase pursuant to the Stout Repurchase Agreement if such gift is not made.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003

TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues for the three months ended September 30, 2003 were $16.6 million, an increase of $0.3 million from the $16.3 million in revenues for the three months ended September 30, 2002. This increase is primarily due to increases in revenues in the Homeland Security Group and the Systems Engineering Group, offset by a decrease in revenues in ABS. Revenues of the Homeland Security Group increased 8.1%, or approximately $0.5 million, due to growth in services provided to the intelligence community and related agencies. Revenues of the Systems Engineering Group increased 10.1%, or approximately $0.9 million primarily due to an approximate $1.2 million increase in revenues under the ELVIS contract, as compared to the third quarter of 2002. This increase was offset by a reduction in revenues of $0.5 million due to the planned step-down in activities under the Microgravity Research Development and Operations contract with NASA related to designing and building experiments to be run on the International Space Station. In addition, ABS experienced a $1.0 million, or 58%, decline in revenues.

During the third quarter, ABS fully depleted contract funding under its primary research contract from the Defense Advanced Research Projects Agency (DARPA) resulting in a decrease in revenues and an operating loss of $0.07 million for the third quarter. Other than the DARPA contract and a small research grant with the National Institutes of Health, ABS had no other funded work during the third quarter under which to generate revenue. Thus the depletion of funding under the DARPA contract led to unrecovered costs and, consequently, an operating loss. Subsequent to the end of the third quarter, ABS was granted a contract through George Mason University with a value of $600,000 to conduct research for biological defenses. ABS also was awarded a contract with the Department of State with a value of $320,000 and is awaiting authorization to proceed. Future revenues and operating profits for ABS depend on its success in obtaining additional contracts or research grants.

Increases or decreases in the Company’s revenues are predominantly attributable to changes in the volume of services provided. As a government contractor, costs billed to the government are prescribed by the Federal Acquisition Regulation and include recovery of allowable costs such as labor, fringe benefits, overhead and general and administrative expenses plus a reasonable fee.

Costs of revenue for the quarter ended September 30, 2003 were $14.1 million, an increase of $0.3 million from the same period of the prior year. The increase is due to the costs of revenue generated by growth in the Homeland Security and Systems Engineering Group. Costs of revenue as a percentage of revenues were approximately 85% for each of the quarters ended September 30, 2003 and 2002.

Selling, general and administrative expenses totaled $1.5 million for the quarter ended September 30, 2003, compared with $1.2 for the same period of the prior year. The $0.3 million increase is primarily due to costs of $0.1 million related to staffing of key business development and marketing positions that were vacant in the prior period, in addition to increased costs related to corporate insurance policies of $0.05 million.

Operating income for the three months ended September 30, 2003 was $0.9 million, compared to operating income of $1.2 million for the period ended September 30, 2002. This $0.3 million decrease is attributable to a decline in operating income at ABS of approximately $0.2 million due to depletion of contract backlog and lack of new contract awards. The Company’s operating income to be derived in the future from ABS depends on its success in obtaining additional contracts or research grants. In addition, operating income of the Systems Engineering Group decreased by $0.1 due to the step-down on the Microgravity Research Development and Operations contract.

Operating margin for the three months ended September 30, 2003 was 5%, compared to operating margin of 8% for the period ended September 30, 2002. This 3% decrease is attributable to the factors noted in the preceding paragraph.

Interest expense totaled $0.1 million for the quarter ended September 30, 2003, compared with $0.3 million for the same period in the prior year. The $0.2 million decrease is due to the Company’s reduced bank debt, which decreased by $1.8 million from September 30, 2002 to September 30, 2003. This was due to the Company’s continued profitability, which reduced borrowings under the credit facility, coupled with scheduled principal payments on the term note. In addition, the termination of the guarantees associated with the Bank of America debt decreased interest expense by $0.1 million.

Income tax expense for the quarter ended September 30, 2003 was $0.2 million, compared with zero expense for the same period in the prior year. The Company’s effective income tax rate is lower than the statutory federal rate of 34%, primarily due to the reduction of a valuation allowance on the Company’s deferred tax assets. The Company’s valuation allowance is expected to be eliminated by December 31, 2003.

In the quarter ended September 30, 2003, the Company recorded net income of approximately $0.6 million and EBITDA, as defined below, of $1.0 million, after add-backs for interest of $0.1 million, depreciation of $0.04 million, amortization of $0.1 million, and income taxes of $0.2 million. In the quarter ended September 30, 2002, the Company recorded net income of approximately $0.9 million and EBITDA of $1.3 million, after add-backs for interest of $0.3 million, depreciation of $0.02 million, amortization of $0.1 million, and income taxes of zero. EBITDA as a percent of revenue was 6.2% for the quarter ended September 30, 2003, compared to 8.0% for the quarter ended September 30, 2002.

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003

TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues for the nine months ended September 30, 2003 were $49.8 million, an increase of $7.5 million from the $42.3 million in revenues for the nine months ended September 30, 2002. This increase is primarily due to increases in revenues in the Homeland Security Group and Systems Engineering Group, offset by a decrease in revenues in ABS. Revenues of the Homeland Security Group increased 5.6%, or approximately $1.0 million, due to growth in services provided to the intelligence community and related agencies. Revenues of the Systems Engineering Group increased 44.3%, or approximately $8.0 million, primarily due to an approximate $11.0 million increase in revenues under the ELVIS contract. The increase in ELVIS revenues was partially caused by the contract’s commencement date of July 8, 2002. This increase was offset by a reduction of revenues of $3.4 million due to the planned step-down in activities under the Microgravity Research Development and Operations contract related to designing and building experiments to be run on the International Space Station. In addition, ABS experienced a $1.6 million, or 33%, decline in revenues.

During the third quarter, ABS fully depleted contract funding under its primary research contract from the Defense Advanced Research Projects Agency (DARPA) resulting in a decrease in revenues and an operating loss for the third quarter. Other than the DARPA contract and a small research grant with the National Institutes of Health, ABS had no other funded work during the third quarter which would generate revenue. Thus the depletion of funding under the DARPA contract led to unrecovered costs and, consequently, an operating loss. Subsequent to the end of the third quarter, ABS was granted a contract through George Mason University with a value of $600,000 to conduct research for biological defenses. ABS was also awarded a contract with the Department of State with a value of $320,000 and is awaiting authorization to proceed. Future revenues and operating profits for ABS depend on its success in obtaining additional contracts or research grants.

Increases or decreases in the Company’s revenues are predominantly attributable to changes in the volume of services provided. As a government contractor, costs billed to the government are prescribed by the Federal Acquisition Regulation and include recovery of allowable costs such as labor, fringe benefits, overhead and general and administrative expenses plus a reasonable fee.

Costs of revenue for the nine months ended September 30, 2003 were $41.9 million, an increase of $5.8 million from the same period in the prior year. The increase is largely due to the costs of revenue generated in the Systems Engineering Group by the ELVIS contract, which were approximately $10 million, offset by the decrease in costs due to the planned step-down under the Microgravity Research Development and Operations contract of approximately $2.9 million. Decreases in costs at ABS were approximately $1.4 million due to the reduction in research and development staff. Costs of revenue as a percentage of revenues were approximately 84% and 85% for the nine months ended September 30, 2003 and 2002, respectively.

Selling, general and administrative expenses totaled $4.6 million for the nine months ended September 30, 2003, compared with $3.7 million for the same period in the prior year. The $0.9 million increase is due to costs related to fulfillment of key business development and marketing positions of $.4 million that were vacant in the prior period, in addition to increased corporate insurance policies of $0.3 million.

Operating income for the nine months ended September 30, 2003 was $3.1 million, compared to operating income of $2.3 million for the nine months ended September 30, 2002. This $0.8 million increase is primarily attributable to the profitability of the Systems Engineering Group derived from the ELVIS contract, which was approximately $0.6 million, coupled with increased profitability of the Homeland Security Group of approximately $0.7 million due to growth noted above. This increase was offset by the reduced operating income of $0.4 million from the planned step-down on the Microgravity Research Development and Operations contract, and reduced operating income at ABS of $0.2 million due to depletion of contract backlog and lack of new contract or grant awards. The Company’s operating income to be derived in the future from ABS depends on its success in obtaining additional contracts or research grants.

Operating margin for the nine months ended September 30, 2003 was 6%, compared to operating margin of 5% for the nine months ended September 30, 2002. This 1% increase is primarily attributable to the increased profitability of the Homeland Security and Systems Engineering Groups as noted above.

Interest expense totaled $0.3 million for the nine months ended September 30, 2003, compared with $0.8 million for the same period of the prior year. The $0.5 million decrease is due to the Company’s reduced bank debt, which decreased by $1.8 million from September 30, 2002 to September 30, 2003. This was due to the Company’s continued profitability, which reduced borrowings under the credit facility, coupled with scheduled principal payments on the term note. In addition, the release of the guarantees associated with the Bank of America debt decreased interest expense by $0.1 million.

Income tax expense for the nine months ended September 30, 2003 was $0.8 million compared with $0.02 million for the same period of the prior year. The Company’s effective income tax rate is lower than the statutory federal rate of 34% primarily due to the reduction of a valuation allowance on the Company’s deferred tax assets. The Company’s valuation allowance is expected to be eliminated by December 31, 2003.

In the nine months ended September 30, 2003, the Company recorded net income of approximately $2.0 million and EBITDA, as defined below, of $3.5 million, after add-backs for interest of $0.3 million, depreciation of $0.09 million, amortization of $0.3 million, and income taxes of $0.8 million. In the nine months ended September 30, 2002, the Company recorded net income of approximately $1.5 million and EBITDA of $2.6 million, after add-backs for interest of $0.8 million, depreciation of $0.07 million, amortization of $0.2 million, and income taxes of zero. EBITDA as a percent of revenue was 6.9% for the nine months ended

September 30, 2003, compared to 6.2% for the nine months ended September 30, 2002.

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

CAPITAL RESOURCES AND LIQUIDITY

While the Company experienced decreased net income on a quarterly comparison to 2002, year to date net income has increased compared to the same period of 2002. This continued profitability and strong cash management have allowed the Company to reduce bank debt by $2.1 million and other notes payable by $0.9 million during 2003. Borrowing availability under the Company’s Credit Facility continues to be sufficient to fund normal operations.

Working capital at September 30, 2003 increased by $0.4 million from December 31, 2002 primarily due to a decrease in trade accounts payable and a decrease in the Credit Facility balance.

Net cash provided by operating activities during the nine months ended September 30, 2003 was $3.1 million, as compared with net cash provided of $1.6 million during the same period in 2002. This increase was due to the Company’s continued profitability.

Net cash used in investing activities during the nine months ended September 30, 2003 was $0.4 million compared to $0.2 million used during the nine months ended September 30, 2002.

Net cash used in investing activities during the nine months ended September 30, 2003, and the nine months ended September 30, 2002, was for fixed asset purchases and costs associated with patent development.

On November 2, 2001, to finance the acquisition of Analex, the Company entered into the Credit Agreement which originally provided the Company with a $4,000,000 Credit Facility through November 2, 2006 and a five-year $3,500,000 Term Loan. The Credit Facility has an annual renewal occurring April 30 of each year. To fund additional working capital requirements generated by the award of the ELVIS contract, the Company negotiated an increase of the Credit Facility. The Company now has an $8,000,000 Credit Facility. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. The Company is subject to certain financial covenants pursuant to the Agreement, including debt to EBITDA ratio, fixed charge coverage ratio, senior debt to EBITDA ratio, and net worth requirements. The Company must maintain the following ratios: a Total Funded Debt to EBITDA ratio of no greater than 3.0 to 1.0, a Senior Debt to EBITDA ratio of no greater than 2.75 to 1.0, a Fixed Charge Coverage Ratio of no less than 1.3 to 1.0, and Net Worth equal to at least the sum of $9 million and 65% percent of net income (not to be reduced by net losses) during each fiscal quarter ending March 31, 2002 and thereafter. At September 30, 2003, the Company was in compliance with each of these covenants. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. The agreement phases in portions of the total shares subject to the guarantee over a period of two years following the acquisition in increments of 25% of the total guaranteed shares covered by the agreement. Of the total shares guaranteed, 25% (214,286 shares) are guaranteed from the acquisition date through November 5, 2006, at a price of $1.60. An additional 214,286 shares are guaranteed beginning November 5, 2002 through November 5, 2006 at a price of $1.80. An additional 214,286 shares are guaranteed beginning May 5, 2003 through November 5, 2006 at a price of $2.00 per share, resulting in a maximum amount of $1,157,100 payable under the terms of the guaranteed shares as of September 30, 2003. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of September 30, 2003, no amounts were accrued under the guarantee.

On November 5, 2003, the final portion of shares (214,286 additional shares) became guaranteed at a price of $2.20 per share. These shares will be guaranteed through November 5, 2006.

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

With respect to the ELVIS contract, the Company is the prime contractor with two subcontractors performing various functions. Approximately 18% of the contract is expected to be performed by the subcontractors. As the prime, the Company is responsible for all aspects of work performed by the subcontractors including, but not limited to, quality of work, timeliness of performance, and cost control. The Company records all customer payments under this contract as revenues and all subcontractor invoices as contract costs.

Pequot Transaction

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

Stockholder Approval

The Company’s stockholders will be asked to approve the Pequot Transaction and the increase in authorized capital stock at a special meeting of stockholders. In connection with the execution of the Pequot Purchase Agreement, stockholders holding approximately 48% of the Company’s Common Stock (including the Stout Parties) entered into a Voting Agreement (the “Pequot Transaction Voting Agreement”), pursuant to which these stockholders have agreed to vote in favor of the Pequot Transaction at any meeting of the Company’s stockholders or in connection with any action taken by such stockholders. The Company has scheduled the special meeting for December 9, 2003.

Summary of Terms

The description of the terms and provisions of the Pequot Purchase Agreement, the Series A Certificate of Designations, the Convertible Notes, the Warrants, the Intercreditor Agreement, the Stockholders’ Voting Agreement, the Registration Rights Agreement, the Stout Repurchase Agreement, the Stout Employment Termination Agreement, the Stout Non-Competition Agreement, the Certificate of Amendment, the Credit Agreement Amendment, the B of A Consent Letter and the Pequot Transaction Voting Agreement set forth herein do not purport to be complete and are subject to, and are qualified in their entirety by, the detailed provisions of those documents. Copies of these documents are filed as exhibits to the Current Report on Form 8-K dated July 18, 2003 and filed with the Securities and Exchange Commission on July 21, 2003. Additionally, amendments to each of the Pequot Purchase Agreement and Stout Repurchase Agreement are filed as Exhibits 10.2 and 10.3 to this Quarterly Report on Form 10Q and as Appendices Q and R to the Company’s definitive proxy statement filed with the SEC on November 7, 2003.

Forward-Looking Statements

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

The notional value of the interest rate swap declines as the amount of the Term Loan is paid down. At September 30, 2003 the notional value of the swap was $1,900,000. Increases in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $15,800, based on debt levels at September 30, 2003.

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

The Company was served on October 9, 2003 with a lawsuit filed by Swales & Associates, Inc. in the Circuit Court for Prince George’s County, Maryland alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. Under the complaint, Swales is seeking damages in excess of $4.0 million. Management believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Third Amendment, dated as of April 30, 2003, to Credit Agreement, dated as of November 2, 2001, by and among Bank America, N.A., Analex Corporation and certain subsidiaries of Analex Corporation (filed herewith).

10.2	First Amendment, dated September 30, 2003, to Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement by and among Analex Corporation, Pequot Private Equity Fund III, L.P. and Pequot Private Equity Partners III, L.P. (filed herewith).

10.3	First Amendment, dated September 30, 2003, to Securities Repurchase Agreement by and among Analex Corporation, Jon M. Stout, Patricia W. Stout, Shawna Stout, Marcus Stout, Stout Dynastic Trust and S Co. LLC (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

Current Report on Form 8-K, dated July 18, 2003 and filed with the Securities and Exchange Commission on July 21, 2003, to report that the Company had entered into the Pequot Purchase Agreement and the Stout Repurchase Agreement relating to the Pequot Transaction.

Current Report on Form 8-K, dated July 24, 2003 and filed with the Securities and Exchange Commission on July 24, 2003, to report that the Company had issued a press release announcing second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: November 14, 2003

Analex Corporation (Registrant)

By:	/S/ Sterling E. Phillips, Jr.	By:	/S/ Ronald B. Alexander

	Sterling E. Phillips, Jr. President and Chief Executive Officer (Principal Executive Officer)		Ronald B. Alexander Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)