Form 10-K
period 2003-12-31
ANALEX CORP
filed 2004-03-30
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Year Ended December 31, 2003

Commission File Number 0-5404

Analex Corporation

(Exact name of registrant as specified in its charter)

Delaware	71-0869563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5904 Richmond Highway, Suite 300

Alexandria, Virginia 22303

(Address of principal executive offices)

Registrant’s telephone number including area code

(703) 329-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered:
Common Stock, par value $0.02 per share	American Stock Exchange
Series A Preferred, par value $0.02 per share	American Stock Exchange

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (based upon the closing price of the common stock on the American Stock Exchange on June 30, 2003) was approximately $23,965,092.

As of March 25, 2004, 13,061,175 shares of the common stock of the registrant were outstanding.

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

Name Change

Pursuant to shareholders’ approval obtained at the Company’s annual shareholder meeting held on May 21, 2002, Hadron, Inc. changed its name on July 1, 2002, to Analex Corporation by merging Hadron, Inc. into its wholly owned subsidiary Analex Corporation. Hadron acquired Analex on November 5, 2001. Hadron’s name was changed to Analex to improve marketing effectiveness and take advantage of Analex’s broader name recognition in both the intelligence and aerospace systems engineering market segments. Under the resulting corporate structure, Analex Corporation has two wholly owned subsidiaries, SyCom Services, Inc. (“SyCom”) and Advanced Biosystems, Inc. (“ABS”).

Operations

The Company has two reportable segments: Analex, which is engaged in professional services related to information technology and systems engineering for the U.S. government, primarily NASA and the Department of Defense; and Advanced Biosystems (ABS), which is engaged in biomedical research for broad-spectrum defenses against toxic agents capable of being used as bioterrorist weapons, such as anthrax and smallpox. The segments are distinguished by their individual clients, past experience and technical skills.

The Analex segment consists of two business groups: the Homeland Security Group and the Systems Engineering Group. The Homeland Security Group provides information technology services, systems integration, hardware and software engineering and independent quality assurance in support of the U.S. intelligence community and Department of Defense. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors such as Lockheed Martin and Northrop Grumman.

Financial information on each segment is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Homeland Security provides independent validation and verification services to the United States Air Force and the National Reconnaissance Office in support of launches of expendable launch vehicles. The Company’s contribution to the success and reliability of these launches has earned two prestigious awards: the Defense Department’s David Packard Excellence in Acquisition Award, and the National Reconnaissance Office’s Gold Medal Award.

Homeland Security supports other intelligence agencies such as the National Security Agency by providing software development, systems integration, configuration management and network administration services. A substantial majority of the Company’s operating income, 72% in 2003, is derived from one contract within this group.

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

On May 29, 2002, the Company announced that it had been awarded a $164 million Expendable Launch Vehicle Integrated Support (ELVIS) prime contract by NASA. The ELVIS contract was effective July 1, 2002 and has a nine-year and four-month period of performance if all option terms are exercised. Under the ELVIS contract, Analex will provide a broad range of expendable launch vehicle support services for NASA requirements at John F. Kennedy Space Center, Florida; Cape Canaveral Air Force Station, Florida; Vandenberg Air Force Base, California; and other locations. Under the contract, Analex is responsible for engineering services, performing safety and mission assurance functions, and providing communications, computing and telemetry support. In October 2003, Analex Corporation was named Small Business Prime Contractor of the Year by NASA’s Kennedy Space Center based on the Company’s outstanding performance on the ELVIS contract.

Under the ELVIS contract, the Company is the prime contractor with three subcontractors performing various functions. Approximately 27% of the contract is expected to be performed by the subcontractors. As the prime contractor, the Company is responsible for all aspects of work performed by the subcontractors including, but not limited to, quality of work, timeliness of performance, and cost control. The Company records all customer payments under this contract as revenues and all subcontractor invoices as contract costs. Approximately 30% of the Company’s revenues in 2003 are derived from the ELVIS contract.

The Systems Engineering Group provides a broad range of aerospace engineering services to support the programs of NASA Glenn Research Center in Cleveland, Ohio. These support services include development of next generation launch vehicles, engineering design and development of aerospace systems, engineering support for research and technology development, engineering support for operations of experimental systems, and project management support.

Under the Company’s Microgravity Research Development and Operations Contract with Northrop Grumman, Systems Engineering also supports NASA Glenn Research Center in development of an automated laboratory environment to be installed aboard the International Space Station to enable research in the performance of fluids and combustion in the near-zero gravity of space. The Company participates in the design, development, manufacturing, test and delivery of the fluids and combustion facility and associated subsystems. The contract ends in November 2007, however, upon our completion of contract-defined deliverables, our effort on this contract will end. At this time, we anticipate completion in the latter part of 2004.

Advanced Biosystems Segment

The Company’s role in bio-defense began in 1999 when it established its Advanced Biosystems (ABS) subsidiary. Since then, an elite group of biologists, immunologists and other researchers have conducted research to develop effective medical defenses and treatments for anthrax, smallpox and other biological warfare agents. Some of these researchers are also on the faculty of George Mason University and also provide research services to that University’s National Center for Biodefense.

ABS scientists have advised Congress, members of the Bush administration, Department of Defense officials and senior members of the medical community on strategies for bio-defense. ABS also provides training on biological warfare agents, their effects, and defensive strategies to improve preparedness. ABS has been awarded almost $12 million in contracts with the Defense Advanced Research Projects Agency (“DARPA”). ABS has filed patent applications with respect to novel scientific and research insights into pathogenic processes and the effects of experimental agents in interrupting toxic pathways, but none of these patent applications have yet been reviewed by the Patent and Trademark Office.

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

Government Procurement and Significant Customers

The principal customer for the Company’s services is the U.S. government. The Company’s sales to the U.S. government and its prime contractors represented approximately 98% of total net sales during the Company’s twelve months ended December 31, 2003, 2002, 2001 and are expected to continue to account for a substantial portion of the Company’s revenues for the foreseeable future.

The principal U.S. government customer is the Department of Defense, which, directly or through its prime contractors, accounted for approximately 44%, 52%, and 64% of the Company’s revenues in the twelve months ended December 31, 2003, 2002, and 2001, respectively. With the acquisition of the former Analex Corporation in November 2001, NASA became a significant customer, generating 53% and 45% of revenues for the twelve months ended December 31, 2003 and 2002. Approximately 30% of our revenue for fiscal year 2003 came from one prime contract with NASA, which has a potential nine-year and four-month contract term if all options are exercised. In addition, the Homeland Security Group’s contract with one Department of Defense customer generated 17% of the Company’s revenues and 72% of the Company’s operating income for the twelve months ended December 31, 2003.

During 2003, the Company derived revenues from subcontracts with Northrop Grumman and QSS Group, Inc., which in the aggregate comprised 18% and 15%, respectively, of the Company’s total revenues for the year. Approximately 57% of the Company’s revenues were generated as a prime contractor to the federal government and approximately 43% of the Company’s revenues were generated as a subcontractor to a prime contractor to the federal government during the year ended December 31, 2003.

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

Government Contracts

Direct and indirect contracts with government defense and intelligence agencies comprise the majority of the Company’s business base. During 2003, 51% of the Company’s contracts were cost-reimbursement, 33% were time-and-materials, and 16% were firm fixed-price. Following are brief descriptions of the various types of contracts the Company receives from the government.

Cost-reimbursement contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish an estimate of total cost for the purpose of obligating funds and establishing a ceiling that the contractor may not exceed without the approval of the contracting officer. Cost-reimbursement contracts are suitable for use when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts covered by the Federal Acquisition Regulation require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. If our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs.

Time-and-materials (T&M) contracts provide for acquiring services on the basis of direct labor hours at specified fixed hourly rates. A T&M contract may also provide for acquiring materials, including, if appropriate, material handling costs. Profit margins on T&M contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to such contracts. We assume the risk that a contract’s costs of performance may exceed the negotiated hourly rates.

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

Contract Backlog

The Company’s backlog of orders, based on remaining contract value, believed to be firm as of December 31, 2003 was approximately $171 million, of which approximately $170.4 million was attributable to the Analex segment and $0.6 million was attributable to the ABS segment. The portion of the total backlog expected to be realized within 2004 is $56 million. Funded backlog as of December 31, 2003 was approximately $19.3 million, of which approximately $0.6 million was attributable to the ABS segment. We expect to consume all of the funded backlog during 2004. Included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

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

The Analex segment generally competes against federal systems integrators such as Anteon International Corporation, CACI International Inc., Computer Sciences Corporation, and Science Applications International Corporation, among others including a variety of small, privately-held government contractors offering information technology and systems engineering services to the U.S. government. In addition, the Systems Engineering Group competes against large aerospace contractors such as Boeing and Lockheed Martin and other small privately held firms in the provision of launch related services. Selection is based primarily on a combination of the price of services and evaluation of technical capability, as well as past performance, quality of service and responsiveness to client requirements.

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

Employees

As of December 31, 2003, the Company (including its subsidiaries) employed approximately 552 people including full time, part time and casual employees. Of the 552 employees, 48 are members of unions, and employee relations are believed by management to be generally good. In October 2002, the Company entered into a three-year Collective Bargaining Agreement with the International Brotherhood of Teamsters now representing approximately 37 employees on the NASA ELVIS contract at Vandenberg Air Force Base in California. In February 2003, the Company entered into a three-year Collective Bargaining Agreement with the International Brotherhood of Electrical Workers now representing approximately 11 employees on the NASA ELVIS contract at the Kennedy Space Center in Florida.

General Information

Raw materials, patents, licenses, trademarks, franchises and concessions are not material to the operation of the Company’s business and the Company’s business is not seasonal. The Company derives no revenues from foreign operations.

Recent Developments

On March 4, 2003, Analex began trading on the American Stock Exchange under the symbol “NLX”.

On July 18, 2003, the Company entered into a Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement (together with the First Amendment thereto dated September 30, 2003 and the Second Amendment thereto dated November 4, 2003, the “Pequot Purchase Agreement”) with Pequot Private Equity Fund III, L.P., a Delaware limited partnership, and Pequot Offshore Private Equity Partners III, L.P., a Cayman Islands limited partnership (“Pequot”). Details of the terms of the securities sold to Pequot pursuant to the Pequot Purchase Agreement are contained in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Accounting treatment of these securities is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company. The Company also provides a link to certain of its most recent filings with the SEC at the Company’s Internet site at http://www.analex.com. The information contained on the Company’s Internet site is not part of this Annual Report.

Item 2.    Properties

The Company owns no real property. As of December 31, 2003, the Company leased a total of 68,373 square feet of office space at various locations in Virginia, Maryland, Colorado and Ohio. These leases expire between December 2004 and September 2006. (See Note 13 of the Notes to Consolidated Financial Statements.)

Item 3.    Legal Proceedings

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. in the Maryland Circuit Court for Prince George’s County alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. Management believes that the allegation is without merit and is vigorously contesting the complaint. Management believes and will assert that it validly exercised its contractual right to terminate the subcontract for Analex’s convenience and that termination of Swales occurred only after NASA was informed of Swales’ cost overruns and negotiations with Swales failed to yield an acceptable alternative. The Company will assert that Swales entered into the subcontract after it had hired incumbent ELVIS personnel at cost-prohibitive rates, knowing that its actual costs would greatly exceed the subcontract’s funding limitations. Under the complaint, Swales is seeking damages in excess of $4.0 million. Management believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)  The Company held a Special Meeting of Stockholders on December 9, 2003.

(b)  At the Special Meeting, the Company’s stockholders approved (i) the Pequot Transaction and (ii) amendments to the Company’s Certificate of Incorporation to increase the Company’s authorized capital stock from 35,000,000 shares, consisting of 30,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.02 per share (“Preferred Stock”), to 100,000,000 shares consisting of 65,000,000 shares of Common Stock and 35,000,000 shares of Preferred Stock.

The following votes were cast with respect to each of the matters voted on at the Special Meeting:

	For	Against	Abstentions and Brokers Non-votes
The Pequot Transaction	9,187,864	120,112	21,082
Amendment to Certificate of Incorporation	9,156,644	151,038	21,376

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to March 3, 2003, the Company’s common stock was traded over the counter (OTC) and quoted on the OTC Bulletin Board under the symbol “ANLX”. On March 4, 2003, the common stock was listed on the American Stock Exchange and began trading under the symbol “NLX”.

The range of high and low bid quotations for the Common Stock, as reported by the American Stock Exchange and the OTC Bulletin Board, for each quarterly period during 2003, 2002, and 2001 is shown below. The prices presented below reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.

Year Ended December 31, 2003	High	Low
First Quarter (1/1 to 3/31/03)	$3.89	$2.10
Second Quarter (4/1 to 6/30/03)	3.18	2.40
Third Quarter (7/1 to 9/30/03)	4.23	2.69
Fourth Quarter (10/1 to 12/31/03)	4.22	2.92

Year Ended December 31, 2002
First Quarter (1/1 to 3/31/02)	2.45	1.60
Second Quarter (4/1 to 6/30/02)	2.85	1.73
Third Quarter (7/1 to 9/30/02)	2.88	2.09
Fourth Quarter (10/1 to 12/31/02)	2.65	2.30

Year Ended December 31, 2001
First Quarter (1/1 to 3/31/01)	1.44	0.81
Second Quarter (4/1 to 6/30/01)	1.40	1.00
Third Quarter (7/1 to 9/30/01)	2.50	1.06
Fourth Quarter (10/1 to 12/31/01)	4.55	1.40

As of March 25, 2004, there were approximately 2,054 shareholders of record of the Company’s Common Stock. No cash dividends were paid to common shareholders during 2003 or during the past three fiscal years, and no dividends are expected to be declared during 2004 for common shareholders. The ability of the Company to pay dividends on its Common Stock requires the consent of Bank of America, N.A. under the Company’s credit agreement with Bank of America, and the consent of the holders of at least a majority of the outstanding shares of Series A Preferred Stock pursuant to the Certificate of Designations.

Pequot Transaction

Pursuant to the Pequot Purchase Agreement dated July 18, 2003, the Company agreed to:

•	issue and sell to Pequot 6,726,457 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $2.23 per share of Series A Preferred Stock (the “Series A Purchase Price”), representing an aggregate consideration of approximately $15,000,000;

•	in connection with the issuance and sale of the Series A Preferred Stock, issue warrants (the “Preferred Warrants”) exercisable to purchase the Company’s common stock, par value $.02 per share (the “Common Stock”), at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock;

•	issue and sell to Pequot $10,000,000 in aggregate principal amount of the Company’s Secured Subordinated Convertible Promissory Notes (the “Convertible Notes”); and

•	in connection with the issuance and sale of the Convertible Notes, issue warrants (the “Note Warrants,” and together with the Preferred Warrants, the “Warrants”) exercisable to purchase Common Stock at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Convertible Notes.

In addition, on July 18, 2003, the Company entered into a Securities Repurchase Agreement (together with the First Amendment thereto dated September 30, 2003 and the Second Amendment thereto dated November 4, 2003, the “Stout Repurchase Agreement”) with Company’s former Chairman Jon M. Stout, certain members of Mr. Stout’s immediate family including former Company director Shawna Stout, and certain entities controlled by Mr. Stout and his family (collectively, the “Stout Parties”), pursuant to which the Company agreed to purchase an aggregate of 2,625,451 shares of Common Stock and warrants and options exercisable to purchase an aggregate of 1,209,088 shares of Common Stock from the Stout Parties for aggregate consideration of $9,166,844.

The transactions contemplated by the Pequot Purchase Agreement and the Stout Repurchase Agreement were consummated simultaneously at closing (the “Closing”) which occurred on December 9, 2003. The Closing occurred immediately following the approval by the Company’s stockholders of the Pequot Transaction. Because the consummation of the transactions under each of the Pequot Purchase Agreement and the Stout Repurchase Agreement were conditioned upon each other, they constituted a single transaction to be voted upon by the stockholders. The transactions contemplated by the Pequot Purchase Agreement and the Stout Repurchase Agreement are collectively referred to herein as the “Pequot Transaction.” The Series A Preferred Stock, the Convertible Notes and the related warrants sold and issued to Pequot in December 2003 are collectively referred to as the “Pequot Instruments”.

The proceeds from the sale of the Convertible Notes were used to repurchase the securities from the Stout Parties and pay expenses incurred by the Company in connection with the Pequot Transaction. Subsequent to year end, the Company used a portion of the proceeds from the sale of the Series A Preferred Stock to pay in full the outstanding promissory note issued to the Department of Justice under a Settlement Agreement between the former Analex Corporation and the Department of Justice. Remaining proceeds from the sale of the Series A Preferred Stock will be used to finance all or a portion of the cost of future acquisitions by the Company.

Discussed below is a summary of the key terms of the Pequot Instruments. Accounting treatment of these instruments is discussed in further detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. A substantial portion of the face value of these instruments is allocated to the Company’s equity account on its balance sheet, subject to annual accretion over the next four years.

Series A Preferred Stock

The Series A Preferred Stock bears a cumulative annual dividend of 6%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in an event of default under the Company’s senior credit facility, in additional shares of Series A Preferred Stock. Due to non-cash accounting accretion related to the Series A Preferred Stock, the annual charges taken on the Company’s statement of operations are expected to be substantially larger than the 6% dividend. Holders of Series A Preferred Stock are entitled to vote together with all other classes and series of voting stock of the Company on all actions to be taken by the stockholders of the Company. In addition, as long as 50% of the Series A Preferred Stock originally issued remains outstanding, the Company may not take numerous actions without obtaining the written consent of the holders of a majority of the Series A Preferred Stock.

Upon any liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock are entitled to receive, out of the Company’s assets available for shareholder distributions and prior to distributions to junior securities (including the Common Stock), an amount equal to the Series A Purchase Price plus any accrued but unpaid dividends thereon.

The Series A Preferred Stock is convertible into Common Stock at any time at the election of its holders, initially at a ratio of one share of Common Stock for every share of Series A Preferred Stock. The Series A Preferred Stock will automatically convert into Common Stock if, any time following 18 months after the Closing, the average closing price of the Common Stock over a 20 consecutive trading day period exceeds 2.5 times the conversion price then in effect ($2.23 as of December 31, 2003) for the Series A Preferred Stock. In addition, the Series A Preferred Stock held by holders that do not accept an offer by the Company to purchase the Series A Preferred Stock for at least 2.5 times the conversion price then in effect also will automatically convert into Common Stock. The Series A Preferred Stock will also automatically convert into Common Stock upon the agreement of the holders of a majority of the Series A Preferred Stock.

Holders of the Series A Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after the fourth anniversary of the Closing at the Series A Purchase Price, as adjusted for stock splits, stock dividends and similar events, plus accrued but unpaid dividends.

Convertible Notes

The Convertible Notes mature on December 9, 2007. The Convertible Notes bear interest at an annual rate of 7%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in an event of default under the Company’s senior credit facility, such interest will be accrued and added to the outstanding principal. Due to non-cash accretion related to the Convertible Notes, the annual charges taken on the Company’s statement of operations are expected to be substantially larger than the 7% interest charge.

Prior to the date which is 18 months after the Closing, the Convertible Notes may not be prepaid without the consent of the holders of a majority of the outstanding principal amount of the Convertible Notes. Any time following 18 months after the Closing, the Company, at its sole option, may prepay the Convertible Notes. Such prepayment will be made, at the option of the Convertible Note holders, either in cash in an amount equal to the outstanding principal plus the net present value of interest to maturity discounted at 7% per annum or by conversion of the principal into shares of Series A Preferred Stock and the payment of interest in cash or in shares of Series A Preferred Stock. Holders of the Convertible Notes may convert the outstanding principal and accrued interest on the Notes into Series A Preferred Stock at any time. The conversion price for the Convertible Notes is 135% of the Series A Purchase Price, subject to adjustment for stock splits, stock dividends and similar events. The Company may cause the automatic conversion of the Convertible Notes into Common Stock if, any time following 18 months after the Closing, the average closing price for the Common Stock over a 20 consecutive trading day period exceeds 2.5 times the Series A Purchase Price.

The Company’s obligations under the Convertible Notes are secured by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. Such obligations are subordinated to the rights of the Company’s present and future senior secured lenders.

Warrants

The Warrants are exercisable at any time before the tenth anniversary of the Closing. The Preferred Warrants are exercisable to purchase one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock. The Note Warrants are exercisable to purchase one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Convertible Notes. The initial exercise price of the Warrants is $3.28 representing a 47% premium to the Series A Purchase Price.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data as of December 31, 2003, 2002 and 2001, for the six months ended December 31, 2000 and 1999 and for the fiscal years ended June 30, 2000 and 1999 have been taken from the consolidated financial statements of the Company. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included elsewhere in this Report.

	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01	Six Months Ended 12/31/00	Unaudited Six Months Ended 12/31/99	Fiscal Year 6/30/00	Fiscal Year 6/30/99
	(In thousands of dollars, except per share amounts)
Total Revenues(1)	$66,126	$59,317	$21,936	$8,943	$10,267	$19,901	$20,333
Operating Income (Loss)	3,587	3,524	432	190	(481)	(421)	63
Interest Expense, net of Interest income	520	1,018	217	112	167	324	78
Income (Loss) Before income taxes	3,067	2,506	216	85	(631)	(724)	48
Net Income (Loss)	2,746	2,357	196	85	(631)	(745)	34
Dividends and Accretion of Convertible Preferred Stock	293	—	—	—	—	—	—
Net Income Available to Common Shareholders	2,453	2,357	196	85	(631)	(745)	34
Income (Loss) per share(1)
Basic	0.16	0.16	0.03	.01	(.24)	(.23)	.02
Diluted	0.14	0.14	0.02	.01	(.24)	(.23)	.01
At Period End:
Total Assets	43,632	30,784	25,625	5,784	6,127	5,951	6,690
Long-term Liabilities	5,476	4,430	5,064	412	1,040	702	2,160
Working Capital (Deficit)	17,103	676	(702)	266	(1,454)	(13)	(67)
Shareholders’ Equity (Deficit)	29,729	13,902	11,175	2,002	(80)	1,535	456

(1)	See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an explanation of events that materially affect comparability.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data”, and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

Analex specializes in developing intelligence, system engineering and bio-defense services in support of our nation’s security. All of our sales are generated using written contractual arrangements. The contracts require us to deliver technical services to the intelligence community, analyze and support defense systems, design, develop and test aerospace systems according to the specifications provided by our customers. In the case of ABS, the contracts require us to develop medial defenses and treatments for infectious agents such as anthrax and smallpox used in biological warfare and terrorism.

Sales to U.S. federal government agencies and their prime contractors represented approximately 98% of our total revenues during the twelve months ended December 31, 2003 and 2002. The Department of Defense accounted for approximately 44% and 52% of our revenues in the twelve months ended December 31, 2003 and 2002, respectively. With the acquisition of the former Analex Corporation in November 2001, NASA became our largest customer, generating 53% and 45% of our revenues for the twelve months ended December 31, 2003 and 2002, respectively. Approximately 17% of our revenues and 72% of our operating income for fiscal year 2003 came from one prime contract with an agency within the Department of Defense. Approximately 30% of our revenues for fiscal year 2003 came from one prime contract with NASA, which has a potential nine-year and four-month contract term if all options are exercised. We expect that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future.

In fiscal year 2003, a majority of our revenues were generated as a prime contractor to the federal government. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with stronger client relationships. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenues for the following periods:

	Fiscal Year
	2003	2002	2001
Prime contract revenues	57%	44%	43%
Subcontract revenues	43%	56%	57%

Total revenues	100%	100%	100%

We have two reportable segments: (1) Analex, which is engaged in professional services related to information technology and systems engineering for the U.S. government, primarily NASA and the Department of Defense, and (2) Advanced Biosystems (ABS), which is engaged in biomedical research for medical defenses against toxic agents capable of being used as bioterrorist weapons, such as anthrax and smallpox. The Analex segment consists of two business groups: the Homeland Security Group and the Systems Engineering Group. The Homeland Security Group provides information technology services, systems integration, hardware and software engineering and independent quality assurance in support of the U.S. intelligence community and Department of Defense. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors such as Lockheed Martin and Northrop Grumman. The following table shows our revenues from each of these segments as a percentage of our total revenues for the past three years:

Percent of Revenues by Segment

	2003	2002	2001
Analex Segment
Homeland Security Group	41%	42%	57%
Systems Engineering Group	53%	47%	21%
ABS Segment	6%	11%	22%

Total	100%	100%	100%

Our services are provided under three types of contracts: cost-plus-fees, time-and-materials, and fixed price contracts.

•	Cost-plus-fees contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish a ceiling amount that the contractor may not exceed without the approval of the contracting officer. If our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs.

•	Time-and-materials contracts provide for acquiring services on the basis of director labor hours at specified fixed hourly rates. Profit margins on time-and-materials contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to such contracts. We assume the risk that costs of performance may exceed the negotiated hourly rates.

•	Fixed price contracts provide for delivery of products or services for a price that is negotiated in advance on the basis of the contractor’s cost experiences. The price is not subject to any adjustment and that means we assume the financial risk of cost overruns. If the costs exceed the estimates, profit margins decrease and a loss may be realized on the contract.

The following table shows our revenues from each of these types of contracts as a percentage of our total revenues for the past three years:

	Fiscal Year
	2003	2002	2001
Cost plus fees	51%	59%	25%
Time and materials	33%	34%	75%
Fixed price	16%	7%	0%

Total	100%	100%	100%

Our objective is to grow sales organically and through acquisitions. In order to assist in accomplishing this objective, we have continued to increase our sales, general and administrative expenditures so as to increase our efforts in new business development and to provide the necessary infrastructure to support rapid growth from organic growth and from acquisitions.

Our ABS segment, focusing on biodefense research, is dependent upon continued funding of its research efforts from various governmental agencies. New sources of funding for ABS have been identified, however, these new contracts are at a substantially decreased level of effort and shorter duration than our previous contracts. At this time, we are uncertain of our ability to continue to obtain funding sources for ABS. Management is exploring options for divestiture of ABS.

In addition, one of our key strategies following the Pequot Transaction in December 2003 is to pursue growth through acquisitions. We plan to selectively acquire companies that complement and enhance our existing businesses, and are currently reviewing potential targets. We anticipate that we will need to obtain additional financing through sale of equity and debt securities to fund our acquisitions.

The Company’s backlog of orders, based on remaining contract value, believed to be firm as of December 31, 2003 was approximately $171 million, of which approximately $170.4 million was attributable to the Analex segment and $0.6 million was attributable to ABS. The portion of the total backlog expected to be realized within 2004 is $56 million. Funded backlog as of December 31, 2003 was approximately $19.3 million, of which approximately $0.6 million was attributable to the ABS segment. We expect to consume all of the funded backlog during 2004. Included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

All of our U.S. Government contracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

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

Revenues

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

Long-Lived Assets

In assessing the recoverability of long-lived assets, including goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the Company’s related assumptions change in the future, the Company may be required to record impairment charges not previously recorded for these assets.

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

Results of Operations

Comparison of Year Ended December 31, 2003 to

the Year Ended December 31, 2002

	Years Ended December 31,
	2003		2002
Revenues	$66,126,300	100%	$59,317,000	100%
Operating costs and expenses:
Costs of revenues	55,770,400	84.3	50,436,700	85.0
Selling, general and administrative	6,318,000	9.6	5,048,700	8.5
Amortization of other intangible assets	450,800.7		307,600.5

Total operating costs and expenses	62,539,200	94.6	55,793,000	94.1
Operating income	3,587,100	5.4	3,524,000	5.9
Interest expense	(519,800)	.8	(1,018,300)	1.7

Income before income taxes	3,067,300	4.6	2,505,700	4.2
Provision for income taxes	320,900.5		149,100.3

Net income	2,746,400	4.2	2,356,600	4.0
Dividends on convertible preferred stock	(56,700)	.1	—	—
Accretion of convertible preferred stock	(236,300)	.4	—	—

Net income available to common shareholders	$2,453,400	3.7%	$2,356,600	4.0%

Revenues by Segment

	2003	2002
Analex Segment
Homeland Security Group	$27,006,600	$24,900,400
Systems Engineering Group	$35,320,100	$27,613,600
ABS Segment	$3,799,600	$6,803,000

Total	$66,126,300	$59,317,000

Percentage Revenue Growth Year Over Year by Segment

2003 vs. 2002
Analex Segment
Homeland Security Group	8%
Systems Engineering Group	28%
ABS Segment	(44)%

Total	11.5%

Revenues for the year ended December 31, 2003 were approximately $66.1 million, an 11.5% increase from the $59.3 million in revenues for the year ended December 31, 2002. Revenues for the Homeland Security Group grew by $2.1 million, or 8%, while revenues for the Systems Engineering Group grew by $7.7 million, or 28%. This growth was offset by a decline in revenues in ABS of $3.0 million, or 44%. The net revenues growth of approximately $6.8 million is primarily due to a full year of revenues generated within the Systems Engineering Group by the NASA ELVIS contract that began July 1, 2002, which amounted to an $11.2 million increase in revenues from 2002 to 2003. This increase was offset by a decline of $4.0 million in the Systems Engineering Group due to reduced efforts on the MRDOC contract. Revenues for the Homeland Security Group increased by $2.1 million, or 8%, due to growth in services provided to the intelligence community and related agencies. In addition, revenues at ABS declined by $3.0 million due to a reduction in research activity as contracts were completed. New sources of funding for ABS have been identified, however, these new contracts are at a substantially decreased level of effort and shorter duration than our previous contracts. At this time, we are uncertain of our ability to continue to obtain funding sources for ABS. If we are unable to obtain funding, the result will be a continued decrease in revenues and operating profit. Increases or decreases in revenue are predominantly attributable to changes in the volume of services provided. As a government contractor, costs billed to the government are prescribed by the Federal Acquisition Regulation and include recovery of allowable costs such as labor, fringe benefits, overhead and general and administrative expenses plus a reasonable fee.

Costs of revenue for the year ended December 31, 2003 were approximately $55.8 million, an increase of approximately 11% from the prior year. The increase is primarily due to the costs of revenue within the Systems Engineering Group associated with the ELVIS contract, which were approximately $19.2 million for 2003 compared to $8.8 million for 2002. This was offset by a decline in the costs of revenue of ABS of $2.5 million due to reduced research staff and a reduction of $3.7 million due to declining efforts on the MRDOC contract. Costs of revenue as a percentage of revenues declined from 2002 to 2003. For the year ended December 31, 2003, costs of revenues were approximately 84% and approximately 85% for the year ended December 31, 2002.

Selling, general and administrative expenses totaled approximately $6.3 million, or 9.6% of revenues, for the year ended December 31, 2003, compared with approximately $5.0 million, or 8.5% of revenues, for the year ended December 31, 2002. The $1.3 million, or 25%, increase is due to various factors including the addition of senior business development staff members and increased general and administrative expenses such as corporate insurance, legal fees, shareholder communications expenses, recruiting expenses, and board of director fees.

Operating Income by Segment

	2003	2002
Analex Segment
Homeland Security Group	$3,115,400	$2,795,800
Systems Engineering Group	1,065,600	670,600
ABS Segment	(143,100)	365,200
Amortization	(450,800)	(307,600)

Total Operating Income	$3,587,100	$3,524,000

Percentage of Operating Income by Segment

	2003	2002
Analex Segment
Homeland Security Group	87%	79%
Systems Engineering Group	30%	19%
ABS Segment	(4)%	10%
Amortization	(13)%	(9)%

Total	100%	100%

Percentage Growth of Operating Income Year Over Year by Segment

2003 vs. 2002
Analex Segment
Homeland Security Group	11%
Systems Engineering Group	59%
ABS Segment	(139)%

Total	2%

The Company had operating income of approximately $3.6 million for the year ended December 31, 2003, compared to operating income of approximately $3.5 million for the year ended December 31, 2002. This $0.06 million increase is primarily attributable to operating income within the Systems Engineering Group generated by the ELVIS contract, which approximated a $0.9 million increase over the prior year offset by a decrease of $0.4 million in operating income generated by the MRDOC contract. The Homeland Security Group experienced increased operating income of $0.3 million, or 11%, due to growth in services provided to the intelligence community and related agencies. In addition, ABS experienced a decrease in operating income of $0.5 million for 2003 compared to 2002 due to declining revenues and a one-time charge to write down intangible assets related to patent development. Also contributing to decreased operating income was increased selling, general and administrative expenses as noted above.

The Company had interest expense of $0.5 million for the year ended December 31, 2003, compared to interest expense of $1.0 million for the year ended December 31, 2002. The decrease is primarily due to the removal of guarantee fees associated with the Bank of America Credit Agreement. In addition, during 2003, the Company began accounting for the accretion of non-cash interest charges on its Convertible Notes issued under the Pequot Transaction. This accretion charge amounted to approximately $120,500. On a full year basis, the accretion component of interest expense is expected to be $1.9 million, assuming that the Convertible Notes are not converted to common shares.

The Company had amortization expense of $0.5 million for the year ended December 31, 2003, compared to amortization expense of $0.3 million for the year ended December 31, 2002. The increase in amortization expense is due to the non-compete agreement entered into with Jon Stout, which was entered into under the Pequot Transaction, and amortization expense related to intangible assets established with the award of the ELVIS contract.

Income tax expense for the year ended December 31, 2003 was $0.3 million compared with $0.1 million in the prior year. The Company’s effective tax rate did not change significantly from 2002 to 2003. In both years, the Company’s provision for income taxes was limited to state taxes and alternative minimum tax as the Company has been able to utilize its net operating loss carryforwards to offset taxable income. The Company consumed all net operating loss carryforwards during 2003 and will experience an increase in income tax expense in 2004.

Net income amounted to $2.7 million, or 4% of revenues, an increase of $390,000, or 17%, over the $2.4 million net income last year.

Dividends accrued with respect to 2003 amounted to $56,700, with an additional non-cash accretion charge of approximately $236,300. On a full year basis, the Company expects that cash dividends on the preferred stock will amount to $0.9 million and the non-cash accretion charge will amount to $3.8 million, assuming that the preferred stock is not converted to common shares. Net income available to common shareholders for 2003 amounted to $2.5 million after the dividends on and accretion of Series A Preferred Stock.

Results of Operations

Comparison of Year Ended December 31, 2002 to

the Year Ended December 31, 2001

	2002		2001
Revenues	$59,317,000	100%	$21,936,000	100%
Operating costs and expenses:
Costs of revenues	50,436,700	85.0	18,157,800	82.8
Selling, general and administrative	5,048,700	8.5	2,967,600	13.5
Amortization of other intangible assets	307,600.5		378,400	1.7

Total operating costs and expenses	55,793,000	94.1	21,503,800	98.0
Operating income	3,524,000	5.9	432,200	2.0
Interest expense	(1,018,300)	1.7	(216,600)	1.0

Income before income taxes	2,505,700	4.2	215,600.9
Provision for income taxes	149,100.3		19,600.1

Net income	2,356,600	4.0	196,000.9
Dividends on convertible preferred stock	—	—	—	—
Accretion of convertible preferred stock	—	—	—	—
Net income available to common shareholders	$2,356,600	4.0%	$196,000.9%

Revenues by Segment

	2002	2001
Analex Segment
Homeland Security Group	$24,900,400	$12,516,400
Systems Engineering Group	$27,613,600	$4,658,300
ABS Segment	$6,803,000	$4,761,300

Total	$59,317,000	$21,936,000

Percentage Revenue Growth Year Over Year by Segment

2002 vs. 2001
Analex Segment
Homeland Security Group	99%
Systems Engineering Group	493%
ABS Segment	43%

Total	170%

Revenues for the year ended December 31, 2002 were approximately $59.3 million, a 170% increase from the $21.9 million in revenues for the year ended December 31, 2001. Revenues for the Homeland Security Group grew by $12.4 million, or 99%, while revenues for the Systems Engineering Group grew by $22.9 million, or 488%, and revenues for ABS grew by $2.1 million, a 43% increase. This increase is primarily due to revenues of approximately $27.0 million attributable to the business acquired from the former Analex Corporation in November 2001, coupled with revenues of approximately $9.0 million generated by the NASA ELVIS contract that began July 1, 2002. In addition, approximately $2.0 million of additional revenues were generated by ABS due to an increase in research under National Institutes of Health grants that were awarded in mid-2001 and early 2002. Increases or decreases in revenue are predominantly attributable to changes in the volume of services provided. As a government contractor, costs billed to the government are prescribed by the Federal Acquisition Regulation and include recovery of allowable costs such as labor, fringe benefits, overhead and general and administrative expenses plus a reasonable fee.

Costs of revenue for the year ended December 31, 2002 were approximately $50.4 million, an increase of approximately 180% from the prior year. The increase is primarily due to the costs of revenue from the business acquired from the former Analex Corporation, which were approximately $23.0 million, coupled with costs associated with the ELVIS contract, which were approximately $8.0 million. In addition, approximately $1.0 million of additional costs were attributable to the increased research efforts at ABS. Costs of revenue as a percentage of revenues were approximately 85% for the year ended December 31, 2002 and 83% for the year ended December 31, 2001.

Selling, general and administrative expenses totaled approximately $5.0 million, or 8.5% of revenues, for the year ended December 31, 2002, compared with approximately $3.0 million, or 13.5% of revenues, for the year ended December 31, 2001. The $2.0 million, or 70% increase is primarily due to the addition of the former Analex Corporation’s costs associated with additional corporate and management staff required by the increased size of the Company. In addition, 2002 included the bid and proposal costs associated with winning the ELVIS contract, which were approximately $0.2 million. However, the increase in the Company’s revenues reduced selling, general and administrative expenses as a percentage of revenues, allowing the Company to increase spending on such items as new business development while improving operating profit margins.

Operating Income by Segment

	2002	2001
Analex Segment
Homeland Security Group	$2,795,800	$279,800
Systems Engineering Group	670,600	344,600
ABS Segment	365,200	186,200
Amortization	(307,600)	(378,400)

Total Operating Income	$3,524,000	$432,200

Percentage of Operating Income by Segment

	2002	2001
Analex Segment
Homeland Security Group	79%	65%
Systems Engineering Group	20%	80%
ABS Segment	10%	43%
Amortization	(9)%	(88)%

Total	100%	100%

Percentage Growth of Operating Income Year Over Year by Segment

2002 vs. 2001
Analex Segment
Homeland Security Group	900%
Systems Engineering Group	95%
ABS Segment	96%

Total	715%

The Company had operating income of approximately $3.5 million for the year ended December 31, 2002, compared to operating income of approximately $0.4 million for the year ended December 31, 2001. This $3.1 million increase is primarily attributable to the profitability of the business acquired from the former Analex Corporation, which contributed approximately $2.0 million along with operating income generated by the ELVIS contract, which approximated $0.3 million. In addition, ABS operating income increased by approximately $0.2 million from 2001 to 2002, due to factors mentioned above.

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

Net income amounted to $2.4 million, or 4% of revenues, a $2.2 million increase, an eleven-fold increase, over the $.2 million net income in 2001.

Accounting Treatment of The Pequot Transaction

In July 2003, we entered into a stock purchase agreement with Pequot with respect to the sale of our Series A Preferred Stock, Convertible Notes, Preferred Warrants and Note Warrants to the Pequot funds (the “Pequot Purchase Agreement”). On December 9, 2003, pursuant to the Pequot Purchase Agreement, the Company (i) issued and sold to Pequot an aggregate of 6,726,457 shares of the Company’s Series A Preferred Stock, par value $0.02 per share, (the “Series A Preferred Stock”) for a purchase price of $2.23 per share (the “Series A Purchase Price”), representing an aggregate consideration of approximately $15,000,000; (ii) issued and sold to the Pequot $10,000,000 in aggregate principal amount of the Company’s Secured Subordinated Convertible Promissory Notes (the “Convertible Notes”), the initial conversion price of which is $3.01 (representing 135% of the Series A Purchase Price); and (iii) issued to Pequot Preferred Warrants and Note Warrants, the initial exercise price of which is $3.28 (representing a 47% premium to the Series A Purchase Price). The Series A Preferred Stock, the Convertible Notes and the related warrants are collectively referred to hereinafter as the “Pequot Instruments.”

Series A Preferred Stock

The Company determined the initial carrying value of the Series A Preferred Stock by a two-step allocation process: first to the Preferred Warrants; and second, to an embedded conversion option. First the Company allocated the proceeds from the sale of the Series A Preferred Stock between the Series A Preferred Stock and the Preferred Warrants based on their relative fair values, which resulted in recording a discount on the Series A Preferred Stock. The value of the Preferred Warrants was determined using the Black-Scholes option pricing model. The Preferred Warrants were valued using the exercise price of $3.28 pursuant to the Pequot Purchase Agreement, the stock price as of the date of the date of the Closing of $4.04, a risk free rate of 2.80%, a volatility of 94.80%, and an expected life of four years. The risk free rate was equal to the four-year U.S. Treasury rate, as the period to the earliest redemption date of the Series A Preferred Stock is four years from December 9, 2003 (the “Closing date”). The volatility was based on an average of three measurements: the actual volatility in the Company’s stock price over the four years prior to the Closing date; the actual volatility in the Company’s stock price from the date of the acquisition of the former Analex Corporation, November 3, 2001 to the Closing date; and the actual volatility in the Company’s stock price from the listing date on the American Stock Exchange, March 4, 2003, to the Closing date.

Second, in accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, after allocating the Series A Preferred Stock proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option.

This value was determined by calculating the number of shares of common stock into which the Series A Preferred Stock is convertible. The value allocated to the Series A Preferred Stock (after value was allocated to the Preferred Warrants) was then divided by the number of shares of common stock into which the Series A Preferred Stock is convertible. The result, $1.66, was then compared to the current fair value of $4.04, the Company’s stock price as of the Closing date. Since the conversion price was less than the fair value as of the Closing date, a beneficial conversion feature exists. The difference between the conversion price and the fair value as of the Closing date was multiplied by the total number of shares of common stock into which the Series A Preferred Stock is convertible. The result was a beneficial conversion of approximately $11.1 million. The amount of the beneficial conversion was recorded as additional paid in capital, resulting in a further discount on the Series A Preferred Stock. The table below details the accounting treatment of the Series A Preferred Stock.

Allocation of Series A Preferred Stock Proceeds

Proceeds of Series A Preferred Stock	$15,000,000
Allocated relative fair value of preferred stock	$11,142,400
Allocated relative fair value of preferred warrants	$3,857,600

Balance Sheet presentation of Series A Preferred Stock at December 31, 2003

Allocated relative fair value of preferred stock	$11,142,400
Less: discount on preferred stock	$10,519,800
Less: issuance costs of preferred stock	$622,600

Net carrying value of preferred stock prior to accretion	$—
Accretion of preferred stock	$236,300

Net carrying value of preferred stock at December 31, 2003	$236,300

The discount on the Series A Preferred Stock created as a result of the allocation of fair value to the Preferred Warrants and the beneficial conversion charge will be accreted to the Series A Preferred Stock over a four-year period to the earliest redemption date. Issuance costs of $622,600 are recorded as an additional discount and will be accreted to the Series A Preferred Stock over the four-year period to the earliest redemption date.

The Series A Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Therefore, the Company will accrue the dividends payable each quarter, which is $225,000. Both the accretion of and dividends on the Series A Preferred Stock will reduce net income attributable to common shareholders. As a result, in the absence of acquisitions that might add substantial incremental earnings, the net income to common shareholders for 2004 is likely to be a loss.

The annual cash dividend payable on the Series A Preferred Stock amounts to $900,000 and the annual non-cash accretion amounts to $3,750,000. The total expected annual charge related to the Series A Preferred Stock, thus, amounts to $4,650,000. For 2003, since the Series A Preferred Stock was only issued on December 9, 2003, the total charge amounted to $236,300.

If the holders of the Series A Preferred Stock were to convert their shares into common shares, there would be a one-time, non-cash charge to write-off the unamortized discount related to the Series A Preferred Stock. The unamortized discount is comprised of the amount allocated to the fair value of the Preferred Warrants, the discount on the preferred stock due to beneficial conversion and issuance costs, less any accretion and amortization taken. At December 31, 2003, that amount was $14,763,700.

Convertible Notes

The Company determined the initial carrying value of the Convertible Notes by a two-step allocation process: first to the Note Warrants; and, second, to an embedded conversion option.

First, the Company allocated the proceeds from the sale of the Convertible Notes between the Convertible Notes and the Note Warrants based on their relative fair values, which resulted in the recording of a discount on the Convertible Notes. The value of the Note Warrants was determined using the Black-Scholes option pricing model. The Note Warrants were valued using the exercise price of $3.28 as stated in the agreement, the stock price as of the date of the date of the Closing of $4.04, a risk free rate of 2.80%, a volatility of 94.80%, and an expected life of four years. The risk free rate was equal to the four-year U.S. Treasury rate, as the Convertible Notes mature in four years. The volatility was based on an average of three measurements: the actual volatility in the Company’s stock price over the four years prior to the Closing date; the actual volatility in the Company’s stock price from the date of the acquisition of the former Analex Corporation, November 3, 2001 to the Closing date; and the actual volatility in the Company’s stock price from the listing date on the American Stock Exchange, March 4, 2003, to the Closing date.

Second, after allocating the Convertible Notes proceeds, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. This was determined by calculating the number of shares of common stock into which the Convertible Notes were convertible. The value allocated to the Convertible Notes (after value was allocated to the Warrants) was then divided by the number of shares of common stock into which the Convertible Debt is convertible. The result, $1.66, was then compared to the current fair value of $4.04, the Company’s stock price as of the Closing date. Since the conversion price was less than the current fair value, a beneficial conversion feature exists. The difference between the conversion price and the current fair value was multiplied by the total number of shares of common stock into which the Convertible Notes are convertible. The result was a beneficial conversion of approximately $5.3 million. The amount of the beneficial conversion was recorded as additional paid in capital, resulting in a further discount on the Convertible Notes. The table below details the accounting treatment of the Convertible Notes.

Allocation of Convertible Notes Proceeds

Proceeds of the convertible notes	$10,000,000
Allocated relative fair value of convertible notes	$8,094,700
Allocated relative fair value of note warrants	$1,905,300

Balance Sheet presentation of Convertible Debt at December 31, 2003

Allocated relative fair value of convertible notes	$8,094,700
Less: discount on convertible notes	$5,327,200

Net carrying value of convertible notes prior to amortization and accretion	$2,767,500
Amortization of discount	$113,900

Net carrying value of convertible notes at December 31, 2003	$2,881,400

The discount on the Convertible Notes created as a result of the allocation of fair value to the Note Warrants will be amortized to interest expense over the four-year period to the maturity of the Convertible Notes using the effective yield method. Issuance costs of $415,000 are recorded as deferred financings costs and will be amortized to interest expense over the four-year period to the maturity of the Convertible Notes.

The Convertible Notes accrue interest at 7% per annum, which is payable quarterly in cash.

The annual interest payable on the Convertible Notes amounts to $700,000 and the annual non-cash interest and accretion charges amount to $1,911,900. The total expected annual charge related to the Convertible Notes, thus, amounts to $2,611,900. For 2003, since the Convertible Notes were only issued on December 9, 2003, the total charge amounted to $113,900.

If the holders of the Convertible Notes were to convert the notes into common shares, there would be a one-time, non-cash charge to write-off the unamortized discount related to the Convertible Notes. The unamortized discount is comprised of the amount allocated to the fair value of the Note Warrants, the discount on the convertible notes due to beneficial conversion and issuance costs, less any accretion and amortization taken. At December 31, 2003, that amount was $7,527,100.

Stout Repurchase Agreement

The Stout Repurchase Agreement provided for the Stout Non-Competition Agreement between the Company and Jon Stout. The $600,000 consideration to be paid under the Stout Non-Competition Agreement was recognized as a liability as of the Closing date and will be paid quarterly over the three-year life of the agreement.

Also, included in the Stout Repurchase Agreement was the repurchase of certain warrants and stock options. The Company estimated the fair value of the warrants as of the Closing date using a fair value option pricing model and determined that the amount the Stout Parties are receiving to purchase warrants is less than the fair value as of the Closing date. Therefore, the Company did not incur any additional compensation expense related to the purchase of the warrants. However, as the Company also purchased certain stock options held by the Stout Parties, the Company incurred compensation expense as a result of the purchase of stock options from the Stout Parties of $95,800, which is equal to the amount paid to purchase the stock options.

Impact of Pequot Transaction on Shareholder’s Equity

The following table shows the changes in Shareholder’s Equity due to the Pequot Transaction.

Change to Additional Paid In Capital:
Issuance of preferred stock	10,519,800
Issuance of convertible debt	5,327,200
Stout Repurchase Agreement	(9,018,500)

Net change in Additional Paid In Capital	6,828,500

Warrants:
Preferred Stock Warrants	3,857,600
Convertible Debt Warrants	1,905,300

Net change in Warrants	5,762,900
Net change in Shareholder’s Equity due to Pequot Transaction	$12,591,400

Capital Resources and Liquidity

The working capital at December 31, 2003 increased by approximately $16.4 million from December 31, 2002, primarily due to cash provided by the Pequot Transaction along with the Company’s continued profitability. Proceeds of the Pequot Transaction were $25 million, of which $9.4 million was used to fund the activities pursuant to the Stout Repurchase Agreement. The working capital at December 31, 2002 increased by approximately $1.4 million from December 31, 2001, primarily due to increased profitability generated by the Company’s purchase of the former Analex Corporation and the award of the ELVIS contract.

In the twelve months ended December 31, 2003, the Company recorded net income of $2.7 million and EBITDA (as defined below) of $4.1 million, after add-backs for interest of $0.5 million, taxes of $0.3 million, depreciation of $0.1 million and amortization of $0.5 million. In the twelve months ended December 31, 2002, the Company recorded net income of $2.4 million and EBITDA of $3.9 million, after add-backs for interest of $1.0 million, taxes of $0.1 million, depreciation of $0.1 million and amortization of $0.3 million.

While we expect that the proceeds from the Pequot Transaction, the borrowing availability under our credit facility, together with cash provided by operations will be sufficient to fund our working capital needs for normal operations for at least the next twelve months, we anticipate that we will need to obtain additional financing through sale of equity or debt securities to fund our acquisitions.

In the absence of acquisitions, given the substantial charges associated with the Convertible Notes and the Series A Preferred Stock, it is possible that the Company might need to renegotiate its covenants under its bank line of credit during 2004 in order the remain in compliance with the terms of its credit facility. The Company’s expectation, however, is that acquisitions will be consummated and therefore, we do not consider it a material risk.

Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interests. These factors may make the timing, amount, terms and conditions of any financing unattractive. If additional financing is raised through sale of our common stock, it may result in significant dilution to our existing stockholders.

In December 2003, we sold to Pequot $10 million in aggregate principal amount of Convertible Notes. The Convertible Notes bear interest at an annual rate of 7%. They are secured by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. The Convertible Notes will mature on December 9, 2007. The indebtedness incurred with respect to the Convertible Notes is material in relation to our ability to service the debt from our operating cash flow and our ability to repay the debt in full at maturity. There can be no assurance that sufficient funds will be available to meet our operating needs, or to repay the Convertible Notes or to redeem the Series A Preferred Stock in accordance with their respective terms. Our ability to repay the Convertible Notes at maturity may also be adversely affected by the right of the holders of the Series A Preferred Stock to contemporaneously require the Company to redeem their shares of Series A Preferred Stock.

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

Net cash provided by operating activities was $2.7 million during the twelve months ended December 31, 2003, compared to $1.3 million for the prior year. The increased net cash provided by operating activities resulted from a decreased accounts receivable balance due to a reduction in days outstanding, offset by a decrease in accounts payables due to the timing of certain trade payments. Net cash provided by operating activities was $1.3 million during the twelve months ended December 31, 2002, compared to a net use of cash from operating activities of $0.4 million for the prior year. The increased net cash provided by operating activities resulted primarily from increased net income in 2002 compared to 2001.

Net cash used in investing activities during the twelve months ended December 31, 2003 was $1.0 million. Net cash used in investing activities in this period was primarily related to the Jon Stout Non-Competition Agreement totaling $0.6 million as an intangible asset related to the Pequot Transaction. In addition, fixed asset purchases of $0.4 million were made. Net cash used in investing activities during the twelve months ended December 31, 2002 was $0.2 million. Net cash used in investing activities in this period was for fixed asset purchases and legal fees associated with the filing of patent applications for ABS.

Net cash provided by financing activities in 2003 amounted to $12.3 million compared to net cash used by financing activities in 2002 of $0.8 million. This increase is primarily attributable to the Pequot Transaction. For 2003, the Company generated a net increase in cash and equivalents of $12.9 million compared to a net increase of $0.2 million in 2002. Net cash used by financing activities in 2002 amounted to $0.8 million compared to net cash provided by financing activities in 2001 of $6.5 million. In 2002 the Company paid down net bank debt of $1.0 million compared to net bank borrowings of $2.3 million and net proceeds from the issuance of common stock of $3.9 million in 2001 associated with the acquisition of the former Analex Corporation. For 2002, the Company generated a net increase in cash and equivalents of $0.2 million compared to a net decrease of $0.2 million in 2001.

Interest expense of $519,800 consists of cash and non-cash expense. Cash interest expense was $405,900 and non-cash interest expense which is generated by amortization of the Convertible Debt discount was $113,900.

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

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement with Bank of America, which provides the Company with a $4,000,000 Revolving Credit Facility through November 2, 2006 and a five-year $3,500,000 Term Loan. The Revolving Credit Facility has an annual renewal occurring April 30 of each year. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. In August 2002, the credit limit on the Revolving Credit Facility was increased to $8,000,000. At December 31, 2003, there was no outstanding balance on the Revolving Credit Facility while the outstanding balance on the Term Loan was $2.0 million. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

Upon the Closing of the Pequot Transaction, Bank of America and the Company entered into a modification of the Credit Agreement amending financial covenant requirements. The Company must maintain a Total Funded Debt to EBITDA ratio of no greater than 4.0 to 1.0 from Closing until September 30, 2004, and no greater than

3.5 to 1.0 October 1, 2004 and thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio of no less than 1.05 to 1.0 from Closing until December 31, 2003, of no less than 1.1 to 1.0 from January 1, 2004 until September 30, 2004, of no less than 1.2 to 1.0 October 1, 2004 and thereafter. As of December 31, 2003, the Company was in compliance with each of these covenants. The credit agreement also restricts our ability to dispose of properties, incur additional indebtedness, pay dividends (except to holders of the Series A Preferred Stock pursuant to the certificate of designation) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates.

Our ability to comply with the financial covenants in our credit agreement will be affected by our financial performance, our ability to complete an acquisition as well as events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of the covenants in our credit agreements could result in a default, which would permit Bank of America to declare all amounts borrowed thereunder, together with accrued and unpaid interest, to be due and payable. If we are unable to repay our indebtedness, Bank of America could proceed against our accounts receivable and other assets which are the collateral securing the indebtedness. In the absence of acquisitions, given the substantial charges associated with the Convertible Notes and the Series A Preferred Stock, it is possible that the Company might need to renegotiate its covenants under its bank line of credit during 2004 in order to remain in compliance with the terms of its credit facility. The Company’s expectation, however, is that acquisitions will be consummated and therefore, we do not consider it a material risk.

In October 2001, the Company issued 3,961,060 shares of Common Stock for aggregate consideration of approximately $3,868,000 through a private placement pursuant to Regulation D under the Securities Act of 1933 consisting of (i) the Company’s Common Stock at a price of $1.14 per share to purchasers who purchased less than $500,000 worth thereof or (ii) units consisting of the Company’s Common Stock and warrants to purchase 0.2061 shares of the Company’s Common Stock at an exercise price of $0.02 per share for each share purchased at a price of $1.14 per unit for purchasers who purchased $500,000 or more of the Company’s equity. Two of such purchasers are former directors or affiliates of a former director. All of these proceeds were directed to financing the acquisition of Analex.

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling approximately $773,000 with a five-year term, bearing interest at 6%. As of December 31, 2003, the outstanding balance on the promissory notes was $490,900. The Company also entered into non-competition agreements with these sellers for total payments of $540,000 over a three-year period. In addition, the Company entered into non-competition agreements with former employees totaling $352,000, on a discounted basis, payable over various periods. As of December 31, 2003, the outstanding balance on the non-competition agreements was $534,700.

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006. As of December 31, 2003, the outstanding balance on the DOJ note payable was $538,100. This liability arose as a settlement between the former Analex Corporation and the Department of Justice in 1994 due to false claims made by the former Analex Corporation to the U.S. government during the years 1982 through 1986. The terms of the Pequot Transaction required using proceeds of the transaction to repay the DOJ note in full. An audit was requested by the government prior to acceptance of the note repayment. The government completed their audit subsequent to year end and the repayment was accepted.

On May 29, 2002, Analex announced that it had been awarded a $164 million Expendable Launch Vehicle Integrated Support (“ELVIS”) prime contract by NASA. In conjunction with this award the Company issued promissory notes to certain Analex sellers totaling $1,000,000 with a three-year term, bearing interest at prime plus 1%. At December 31, 2003, the outstanding balance on these notes was $583,300.

Contractual Obligations

The Company has contractual obligations to pay long-term debt, leases and other non-cancelable obligations. The following table aggregates the amounts of these obligations as of December 31, 2003:

Year	Long-term debt(1)	Operating Leases	Non-Compete Agreements	Total
2004	$1,725,400	$1,068,900	$461,900	$3,256,200
2005	1,113,400	804,600	442,700	2,360,700
2006	815,100	77,500	166,400	1,059,000
2007	10,000,000	—	13,700	10,013,700

Total contractual obligations	$13,653,900	$1,951,000	$1,084,700	$16,689,600

(1)	Does not include line of credit.

Payments for long-term debt do not include interest payments. Lease commitments could require higher payments than shown in the table due to escalation provisions that are tied to various measures of inflation. The lease commitments reflect only existing commitments and do not include future requirements necessary to replace existing leases. In addition to the contractual obligations included above, the Company also has routine purchase order commitments for materials and supplies that are entered into in the normal course of business and are not in excess of current requirements. Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. As of December 31, 2003, the maximum that the Company would be required to pay under the terms of the guarantee was $1,628,571. This amount is calculated by multiplying the number of shares subject to the guarantee by their associated guaranteed purchase price, assuming the Company’s common stock has no fair market value. As of December 31, 2003, there were 214,286 shares with an associated purchase price guarantee of $1.60 per share, 214,286 shares with an associated guaranteed purchase price of $1.80 per share, 214,286 shares with an associated guaranteed purchase price of $2.00 per share, and 214,285 shares with an associated guaranteed purchase price of $2.20 per share. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of December 31, 2003, no amounts were accrued under the guarantee.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact, either positive or negative, on future results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the financial position or results of operations.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a significant impact on the Company’s financial position or results of operations.

Forward-looking Statements

Certain matters contained in this discussion and analysis concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in growing our business through acquisitions or otherwise, the realization of sales from backlog, and the sufficiency of capital to meet our working capital needs, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we may not be able to predict accurately or control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, and as a result of many factors, including but not limited to the following:

•	our dependence on contracts with U.S. federal government agencies, particularly clients within the Department of Defense;

•	the business risks peculiar to the defense industry including changing priorities or reductions in the U.S. Government defense budget;

•	our ability to accurately estimate our backlog;

•	our ability to maintain strong relationships with other contractors;

•	our ability to recruit and retain qualified skilled employees who have the required security clearance;

•	economic conditions, competitive environment, and timing of awards and contracts;

•	our ability to identify future acquisition candidates and to integrate acquired operations;

•	our ability to raise additional capital to fund acquisitions; and

•	our substantial debt and the restrictions imposed on us by certain debt agreements.

•	our ability to control indirect costs, particularly costs related to funding our self-insured health plan.

Readers of this report should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-K. We assume no obligation to update any such forward-looking statements.

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

The Company’s $3.5 million term loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. The Company has entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR was swapped into a fixed rate obligation at 4.25% beginning in January 2002. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The total effective interest rate on the swapped portion of the Term Loan amounted to 7.25% at December 31, 2003.

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

The notional value of the interest rate swap declines as the amount of the Term Loan is paid down. At December 31, 2003, the notional value of the swap was $1,750,000. Increases in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $3,000, based on debt levels at December 31, 2003.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is set forth under Item 15(a), which information is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2003, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Our management, including our Chief Executive Officer and Chief Financial Officer, also supervised and participated in an evaluation of any changes in internal controls over financial reporting that occurred during the last fiscal quarter. That evaluation did not identify any significant changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The names of our current seven directors and certain other information about them are set forth below:

Directors	Age	Director Since	Office Held with Company
Sterling E. Phillips, Jr.	57	2001	Chairman of the Board, and Chief Executive Officer

Peter C. Belford, Sr.	57	2001	Director

C. Thomas Faulders, III	54	2004	Director

Lincoln D. Faurer	76	2003	Director

Martin M. Hale, Jr.	32	2003	Director

Gerald A. Poch	57	2003	Director

Daniel R. Young	70	2003	Director

Sterling E. Phillips, Jr., was appointed the Company’s President and Chief Executive Officer and a director in January 2001. In December 2003, Mr. Phillips was elected Chairman of the Board. He ceased to be the President of the Company in February 2004. Prior to joining the Company, Mr. Phillips held senior management positions with Federal Data Corporation in the Science and Engineering and Corporate Marketing Groups from 1996 to 2001. From 1993 to 1996, he was the Chief Operating Officer of TRI-COR Industries, Inc. an information technology company, and from 1992 to 1993 served as President of Business Development for Computer Sciences Corporation. Prior to these positions, he held senior national and international marketing positions with International Business Machines Corporation for twenty-four years.

Peter C. Belford, Sr., who was appointed to the Board in November 2001, has more than 30 years experience in building and operating companies in the Federal Government sector. Mr. Belford was President of Analex Corporation from 2000 until it was acquired by the Company in November 2001. From 1997 through 2000, he held the position of Senior Vice President for Federal Data Corporation, a government information technology services provider, and from 1985 to 1997 served as President and Chief Operating Officer of NYMA, Inc., a federal contractor. Prior to these positions, Mr. Belford served thirteen years as Vice President with Computer Sciences Corporation, an information technology services provider.

C. Thomas Faulders, III was appointed to the Board in February 2004. Mr. Faulders has been the Chairman and Chief Executive Officer of LCC International Inc. since June 1999. He has directed the financial turnaround and subsequent growth of the company. He is responsible for the strategic direction, day-to-day operations, sales and financial matters of the company. Prior to joining LCC, Mr. Faulders served as Executive Vice President and Chief Financial Officer of BDM International, as well as President of its Integrated Supply Chain division. From March 1992 through March of 1995, Mr. Faulders was the Chief Financial Officer of COMSAT Corporation. Prior to COMSAT, he served in a variety of areas for MCI – including Senior Vice President of Business Marketing, Vice President of Large Account Sales and Treasurer. Prior to his six years with MCI, Mr. Faulders served in key positions with Satellite Business Systems.

Lincoln D. Faurer was appointed to the Board in April 2003. Mr. Faurer has more than 15 years of experience in building and operating companies in the government contracting industry and was Director of the National Security Agency from 1981 to 1985. Since 1992, Mr. Faurer has been the President of LDF Inc., which provides consulting services on command, control, communications, computing and intelligence (C4I) matters. In addition to being a retired Air Force officer, Mr. Faurer has held senior positions with various intelligence organizations including Defense Intelligence Agency, NATO Military Committee, HQS U.S. European Command and HQS U.S. Southern Command. Mr. Faurer serves as a director of ALPHATECH, Inc. and TSI TelSys Corp. and also serves on the advisory board of ManTech Aegis Research Corporation, a subsidiary of ManTech International Corp.

Martin M. Hale, Jr. was appointed to the Board in December 2003. Mr. Hale is a General Partner of Pequot Ventures, the venture capital/private equity arm of Pequot Capital Management, Inc. Mr. Hale joined Pequot in February 1997 and focuses on investments in defense, wireless hardware, software and services for the Pequot venture and private equity funds. Prior to joining Pequot, Mr. Hale was an associate at Geocapital Partners, L.L.C., an early stage venture capital firm. Prior to Geocapital, he served as a senior financial analyst in the information technology mergers and acquisitions group at Broadview International L.L.C. Mr. Hale is a director of several private companies.

Gerald A. Poch was appointed to the Board in December 2003. Mr. Poch has served as Managing Director of Pequot Capital Management, Inc., Pequot’s investment manager/advisor, since January 2000. He is also a General Partner of Pequot Ventures. From August 1998 through January 2000, he was a principal of Pequot Capital Management and one of the leaders of Pequot’s venture capital team. From August 1996 to June 1998 he was the Chairman, President and Chief Executive Officer of GE Capital Information Technology Solutions, Inc., a technology solutions provider. Prior to that, he was a founder, and served as Co-Chairman and Co-President, of AmeriData Technologies, Inc., a value-added reseller and systems integrator of hardware and software systems. Mr. Poch is also a director of Andrew Corporation and BriteSmile, Inc., both public companies. In addition, Mr. Poch is a director of a number of private companies.

Daniel R. Young was appointed to the Board in April 2003. In 1976, Mr. Young joined Federal Data Corporation as Executive Vice President. He was appointed President in 1985 and became Chief Executive Officer in 1995. From 1995 until Federal Data was acquired by Northrop-Grumman in 2000, he was Vice Chairman and Chief Executive Officer. Mr. Young is a graduate of the University of Texas where he earned a B.S. degree in engineering and a J.D. from the University of Texas School of Law. He also served as an officer in the U.S. Navy. Mr. Young serves as a director of GTSI Corporation and Halifax Corporation, and also serves on the advisory boards of several public and private companies.

The Board has affirmatively determined that Messrs. Faurer, Faulders and Young are “independent” under the standards and rules of the American Stock Exchange and the Securities and Exchange Commission. Beginning in 2004, at least one executive session per year will be conducted by our independent directors, without the presence of management.

As of February 2004, Messrs. Faurer, Faulders and Young are members of our Audit Committee and Messrs. Faurer, Faulders and Poch are members of our Compensation Committee.

The Audit Committee is comprised entirely of independent non-employee directors. The Board has affirmatively determined that all members of the Audit Committee are “financially sophisticated” under the definition contained in the American Stock Exchange rules, and that Mr. Faulders has all the necessary attributes to be an “audit committee financial expert” under the SEC rules. The Audit Committee has a written charter which is annually reviewed and updated if necessary. Based on its current charter, the Audit Committee’s responsibilities include, among other things:

•	appointment, compensation, retention and oversight of the work of the Company’s independent auditors;

•	pre-approval of all audit and non-audit related services provided by independent auditors;

•	review of the independent auditors’ summary of significant accounting, auditing and internal control issues identified during the audit along with management’s corrective action plans;

•	review of significant accounting policy changes or applicable new accounting or reporting standards adopted by management;

•	receipt, evaluation, and investigation of any complaints regarding Company’s accounting, internal accounting controls or auditing matters

The Compensation Committee evaluates management’s recommendations and makes its own recommendations to the Board concerning the compensation of the Company’s executive officers. It is also responsible for the formulation of the Company’s executive compensation policy and the research, analysis and subsequent recommendation regarding the establishment and administration of the Company’s stock option and stock purchase plans.

Compensation of Directors

As of January 1, 2003, directors receive a quarterly cash fee of $3,000 for their services. In addition, directors receive $1,000 per Board meeting attended, and $500 for each committee meeting attended (unless such meeting is combined with a full Board meeting). Under the Company’s 2002 Stock Option Plan, each non-employee director is entitled to be granted an option to purchase 5,000 shares of Common Stock on the date of such director’s initial appointment to the Board and, while such director serves on the Board, he or she is entitled to be granted an option to purchase 5,000 shares of Common Stock on the date of the first Board meeting held in each new fiscal year. Directors who are employees do not receive any additional compensation for their service as directors. Directors are reimbursed for out-of-pocket expenses associated with their attendance at Board meetings.

Executive Officers

The following table contains information as to the executive officers of the Company, who are not also directors of the Company:

Name	Age	Officer Since	Office Held With Company

Michael Stolarik	53	2004	President and Chief Operating Officer

Ronald B. Alexander	56	2001	Senior Vice President, Chief Financial Officer and Corporate Secretary

Stephen C. Dolbey	57	2003	Vice President

Charles Floyd	63	2003	Vice President

Heinz Wimmer	59	2003	Vice President

Julie Holt	40	2003	President, Advanced Biosystems, Inc. (subsidiary)

Michael Stolarik was appointed President and Chief Operating Officer of the Company in February 2004. Most recently, Mr. Stolarik was Managing Partner of the INSIGHT Consulting Group, LLC, which focused on introducing commercial businesses to federal government contracting. Prior to INSIGHT, he was Executive Vice President, Technical Resources Sector, of Titan Corporation. Mr. Stolarik joined Titan from GRC International, Inc. where he was President and CEO of this AT&T subsidiary. During this period, he was also a member of the AT&T Government Markets Senior Leadership Team. From 1995 through 1997, he was President and CEO of Space Applications Corporation. Prior to these positions, Mr. Stolarik spent 20 years at BDM International, Inc., where he rose to the position of Corporate Vice President.

Ronald B. Alexander was appointed Senior Vice President and Chief Financial Officer of the Company in November 2001 and Corporate Secretary in June 2002. From March 2000 until joining the Company, Mr. Alexander was the managing director of Alexander & Co., a financial and management consulting firm. From 1990 forward, Mr. Alexander has served as the Chief Financial Officer of public companies doing business in market segments involving computer manufacturing, IT technology and systems’ engineering, software development, internet infrastructure development, telecommunications equipment and services, and professional services. These firms include Commodore International, Ltd., a global computer manufacturing company, GRC International, a professional services government contractor and telecommunications equipment and systems developer, AppNet Systems, Inc., a provider of e-commerce solutions and TTC Inc., a telecommunications equipment and systems manufacturer.

Stephen C. Dolbey was appointed Vice President of the Company in January 2003. Mr. Dolbey is responsible for western operations, focusing on advanced software development and test using modern CASE tools and innovative testing concepts in the area of embedded real time systems. From March 1988 until November 2001, Mr. Dolbey was Vice President and Chief Information Officer of the former Analex Corporation acquired in November 2001. From 1964 to 1988, Mr. Dolbey held various management and engineering positions with Westinghouse Defense Systems.

Charles Floyd was appointed Vice President of the Company in January 2003. Mr. Floyd joined Analex in 2002 as Program Manager of the Company’s ELVIS contract with NASA. He has over 36 years of experience in vehicle systems and sub-systems, systems integration and test, and flight software development and testing. Twenty years were with NASA, and the 16 most recent have been in senior and program management positions in contracts supporting NASA. From 1994 to 1999, Mr. Floyd was with Raytheon, from 1991 to 1994 with Northrop-Grumman, and from 1985 to 1991 with Lockheed Martin.

Heinz Wimmer was appointed Vice President of the Company in January 2003. Mr. Wimmer is responsible for mid-west operations focusing on independent verification and validation activity with the National Reconnaissance Office for their Atlas expendable launch vehicle missions. From February 2000 until November 2001, Mr. Wimmer was Vice President of the former Analex Corporation acquired in 2001. Prior to joining Analex, Mr. Wimmer concluded a 34 year career with NASA at the Glenn Research Center including 25 years experience with expendable launch vehicles.

Julie Holt was appointed Vice President of the Company in January 2003 and also serves as President of the Company’s Advanced Biosystems, Inc. (ABS) subsidiary. Prior to joining the Company, from 1998 to 2002, Ms. Holt was Program Manager at Battelle Memorial Institute, where she coordinated consequence management programs with federal, state, and local emergency management agencies and hazardous material first responders. In addition, Ms. Holt is a former Foreign Service Officer with the U.S. Department of State.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of he Company’s equity securities to file repots of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulations to furnish the Company with copies of the Section 16(a) forms which they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, and written representations that no other reports were required during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent beneficial owners were complied with in a timely manner, except that Mr. Charles Floyd, Mr. Gerald Young, Ms. Lese Ann Kodger, former directors, Messrs. Gilluly and Stout, and former executive officer, George Tonn have failed to timely file their Form 4s.

Code of Conduct and Ethics

The Board has adopted a Code of Conduct and Ethics that is applicable to all officers (including chief executive officer, chief operating officer, chief financial officer, principal accounting officer, controller and any person performing similar functions), directors and employees of the Company. The Code is attached as Exhibit 14 with this Annual Report on Form 10-K.

In support of its Code of Conduct and Ethics and to facilitate reporting of any actual or suspected misconduct, the Company maintains a toll-free Ethics Hotline at 1-866-274-3865, which is available 24 hours a day, 7 days a week. The Hotline’s function is to receive information relating to possible non-compliance with the Code of Conduct and Ethics, as well as concerns or complaints regarding the Company’s accounting, or internal controls, or auditing matters. Both the Code of Conduct and Ethics and the Hotline information will be posted on the Company’s web site at www.analex.com. Any amendment to, or waiver from, a provision of this Code of Conduct and Ethics will be promptly disclosed on the Company’s web site at www.analex.com. The Company will also provide copies of its Code of Conduct and Ethics without charge to any stockholder who makes written request to our Chief Financial Officer at our headquarters address.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid by the Company during the year ended December 31, 2003 to its Chief Executive Officer, and each of the five other most highly paid executive officers (the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation		Long-Term Compensation Awards	All Other Compensation ($)(2)
		Salary ($)	Bonus ($)	Securities Underlying Options (#)(1)
Sterling E. Phillips, Jr. Chairman and Chief Executive Officer	FY 2003 FY 2002 FY 2001	$219,774 202,435 158,414	$185,412 75,000 —	200,000 713,079 875,725	$16,117 11,097 5,923

Ronald B. Alexander Senior Vice President, Chief Financial Officer, and Corporate Secretary	FY 2003 FY 2002 FY 2001	$172,238 163,705 16,096	$111,247 40,000 —	200,000 — 175,000	$11,250 7,148 805

Stephen C. Dolbey Vice President	FY 2003 FY 2002 FY 2001	$206,866 199,471 30,600	$23,246 5,000 —	50,000 25,000 —	$9,126 7,979 72

Heinz L. Wimmer Vice President	FY 2003 FY 2002 FY 2001	$163,688 154,601 21,692	$27,564 — —	50,000 75,000 —	$7,572 6,130 646

George W. Tonn(3) Former Senior Vice President	FY 2003 FY 2002 FY 2001	$157,445 158,080 107,307	$31,385 25,000 —	— 175,000 —	$7,455 7,323 3,576

Charles W. Floyd Vice President	FY 2003 FY 2002 FY 2001	$148,637 73,487 —	$15,000 — —	50,000 — —	$6,440 2,677 —

(1)	Options granted pursuant to the Company’s 2002 and 2000 Stock Option Plans. For further information of stock option grants during the year ended December 31, 2003, see “Executive Compensation—Stock Option Grants” below.
(2)	Contributions made by the Company under its 401(k) plan.
(3)	As of December 2003, Mr. Tonn is no longer with the Company.

Stock Option Grants

The Company grants options to its executive officers under its 2002 Stock Option Plan and, in some cases, pursuant to stock option agreements outside any of its equity incentive plans. The following table provides details regarding all stock options granted to the Named Executive Officers during the year ended December 31, 2003:

Option Grants in Last Fiscal Year

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in 2003		Exercise or Base Price ($/sh)	Expiration Date
						5%		10%
Sterling E. Phillips, Jr.	200,000	25%		2.42	1/29/13		$304,000		$772,000
Ronald B. Alexander	100,000 100,000	13 13	% %	2.42 2.54	1/29/13 6/5/13	$ $	152,000 140,000	$ $	386,000 374,000
Stephen C. Dolbey	50,000	6%		2.42	1/29/13		$76,000		$193,000
Heinz L. Wimmer	50,000	6%		2.42	1/29/13		$76,000		$193,000
George W. Tonn(3)	—	—		—	—		—		—
Charles W. Floyd	50,000	6%		2.42	1/29/13		$76,000		$193,000

(1)	Options vest one-third upon the date of grant, and one-third each on the first and second anniversaries of the date of grant. The option exercise price is 100% of the fair market value on the date of grant.
(2)	Amounts represent hypothetical gains that could be achieved if exercised at end of the option term. The dollar amounts under these columns assume 5% and 10% compounded annual appreciation in the Common Stock from the date the respective options were granted. These calculations and assumed realizable values are required to be disclosed under Securities and Exchange Commission rules and, therefore, are not intended to forecast possible future appreciation of Common Stock or amounts that may be ultimately realized upon exercise. The Company does not believe this method accurately illustrates the potential value of a stock option.
(3)	As of December 2003, Mr. Tonn is no longer with the Company.

Options Exercised and Year End Option Values

The following table sets forth certain information regarding options exercised during the year ended December 31, 2003 and the value of unexercised options held as of December 31, 2003 by the Named Executive Officers:

Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Sterling E. Phillips, Jr.	—	—	1,417,779	371,025	$2,759,207	$508,653
Ronald B. Alexander	—	—	241,668	133,332	$496,252	$155,998
Stephen C. Dolbey	—	—	33,335	41,665	$44,669	$53,081
Heinz L. Wimmer	—	—	66,668	58,332	$93,002	$77,248
George W. Tonn(2)	—	—	—	—	—	—
Charles W. Floyd	—	—	16,668	33,332	$20,502	$48,331

(1)	Represents the difference between the exercise price of the options and the closing bid price of the Common Stock on December 31, 2003, which was $3.65 per share. Options that have an exercise price greater than the fiscal year-end market value have not been included in the value calculation.
(2)	As of December 31, 2003, Mr. Tonn is no longer with the Company.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

On January 16, 2001, Mr. Phillips entered into an employment agreement with the Company pursuant to which he was appointed to the positions of President and Chief Executive Officer. The employment agreement provides for an initial term of one year, continuing on a month to month basis thereafter until terminated by either the Company or Mr. Phillips by giving thirty (30) days written notice. Pursuant to the employment agreement, Mr. Phillips purchased 66,667 shares of the Company’s restricted Common Stock, for $0.75 per share. In addition, under the agreement, Mr. Phillips was awarded a five-year, non-qualified stock option to purchase 875,725 shares of the Company’s Common Stock at the exercise price equal to 100% of the fair market value of the common stock on the grant date, exercisable in one-third increments over a two-year period. The employment agreement provides for an initial annual base salary of $175,000, subject to subsequent determination by the Compensation Committee of the Board. Mr. Phillips’ annual salary for the year ended December 31, 2003 was $220,000. Under the agreement, Mr. Phillips is eligible for an annual bonus upon the successful completion of annual milestones as agreed upon by Mr. Phillips and the Board of Directors at the recommendation of the Compensation Committee. The amount of the bonus is determined by the Board with the recommendation of the Compensation Committee. If the Company terminates Mr. Phillips’ employment without “Cause” (as defined in the agreement), Mr. Phillips is entitled to receive, on a bi-weekly basis within 12 months after the date of termination, the sum of (i) his base salary through the date of termination to the extent not already paid, (ii) any compensation he has previously deferred, (iii) any accrued vacation pay, to the extent not already paid, and (iv) the base salary that would have been payable for the twelve month period immediately following such termination. If Mr. Phillips’ employment is terminated for “Cause” (as defined in the agreement) or he voluntarily leaves employment with the Company, he is not entitled to any remuneration past the date of termination. The employment agreement provides for reimbursement of Mr. Phillips’ reasonable expenses incurred in connection with his duties and medical and other customary benefits.

Mr. Jon M. Stout, former Chairman of the Board, had an employment agreement with the Company pursuant to which he was paid $140,000 during the year ended December 31, 2003. Pursuant to an Employment Termination Agreement dated December 9, 2003, Mr. Stout received a lump sum payment of $280,000 from the Company in consideration of the termination of his employment agreement. In addition, the Company entered into a Non-Competition Agreement with Mr. Stout in December 2003. As long as Mr. Stout is in compliance with the Non-Competition Agreement, the Company will pay him $50,000 every three months, during the term of the agreement, for an aggregate consideration of $600,000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The responsibility of the Compensation Committee is to administer the Company’s executive compensation programs, to monitor corporate performance and its relationship to compensation of executive officers and to make appropriate recommendations concerning matters of executive compensation. This report sets forth the major components of executive compensation and the basis by which 2003 compensation determinations were made with respect to the executive officers of the Company.

Compensation Policy and Guidelines

The main objective of the Company is to maintain and increase the profitability of its operations and to maximize value for stockholders, employees and clients. The goals of the Company’s compensation policy are to align executive compensation with the Company’s long-term business objectives and performance, to enable the Company to attract and retain high-quality executive officers and employees who will contribute to the long-term success of the Company and to reward such executive officers and employees for their successful efforts in attaining objectives beneficial to the growth and profitability of the Company.

In order to achieve the Company’s goals, the Compensation Committee has developed the following principles that serve as guidance for compensation decisions for all employees: (i) to attract and retain the most highly qualified management and employee team, (ii) to pay competitively with prevailing industry standards, (iii) to emphasize sustained performance by aligning monetary rewards with stockholder interests, (iv) to emphasize performance-related contributions as the basis of pay decisions, and (v) to provide incentive bonus awards for management based upon attaining revenue and profitability goals. To implement these policies, the Compensation Committee has designed a compensation program consisting of base salary, an annual incentive bonus plan, stock options and other employment benefits.

Compensation Program Elements

The Company’s compensation levels and benefits are reviewed on an annual basis to determine whether they are competitive and reasonable in light of the overall performance of the Company and the Company’s ability to attract and retain talented executives. The Company’s focus is on growth and profitability.

Base Salary.    Salary levels are primarily determined by the Compensation Committee in consideration of the performance of the individual executive, the financial performance of the Company and the prevailing industry standards for similar executives of similar companies. The Company’s philosophy regarding base salaries is conservative, using published industry reports and surveys on executive compensation. Approximately 47% of the Company’s business is in information technology, 47% in engineering and 6% in bio-medical fields. The Company therefore compares itself for this purpose with other small public technology service providers and/or government contracting firms that are primarily in the business of providing information technology or engineering services to the government. The Compensation Committee has not evaluated corporate performance of these firms other than to develop a general sense that they are successful growing firms. Periodic increases in base salary relate to individual contribution evaluated against pre-established objectives.

Stock Options.    The Company believes the compensation program should provide employees with an opportunity to increase their ownership and potentially gain financially from Company stock price increases. By this approach, the interests of stockholders, executives and employees are closely aligned. Through the Company’s 2002 Stock Option Plan, executives and employees are eligible to receive stock options, giving them the right to purchase shares of Common Stock of the Company at a specified price in the future. The Compensation Committee believes the use of stock options as the basis for long-term incentive compensation meets the Compensation Committee’s defined compensation strategy and the team-based operations approach that the Company has adopted.

In considering the award of stock options, management and the Compensation Committee consider several factors: individual performance versus assigned objectives; profit contribution; criticality of the individual to the future success of the Company, and overall contribution to the Company’s success. Management recommends option grants to the Compensation Committee and the Compensation Committee revises and approves the final grants. As part of the process, the Compensation Committee also reviews the current stock and option holdings of the nominees, their total compensation and the history of option grants to each individual under consideration.

Bonus and Incentive Programs.    The Company’s executive officers and operating managers participate in an incentive compensation program which awards cash bonuses of specific amounts based on attaining or exceeding specific revenue and profitability targets established at the beginning of fiscal year 2003. These targets may include revenue, new business, divisional EBITDA, or corporate EBITDA. Underachievement of the target by a specified percentage will generate no bonus, and overachievement of the target by a specified percentage will generate a defined multiple of the bonus up to a maximum amount specified.

For instance, the Company did not pay any cash bonuses to executive officers in 2001. In 2002 however, due to the improved financial performance of the Company and the individual performance of the executive officers receiving bonuses, the Company paid an aggregate of $603,100 in cash bonuses to its executive officers. In 2003, the Company paid an aggregate of $542,400 in cash bonuses to its executive officers.

Executive officers are entitled to additional cash bonuses based upon performance at the discretion of the Compensation Committee and in some cases, the Chief Executive Officer. The cash bonuses paid to the Named Executive Officers in 2003 are set forth in the “Executive Compensation—Summary Compensation Table”.

Severance Compensation.    To retain highly qualified executive officers, the Company from time to time enters into severance agreements with certain of its officers. The determination of whether the Company would benefit from a severance agreement with a particular officer is subjective, based upon such officer’s experience and value to the Company.

Other Benefits.    The Company’s philosophy is to provide adequate health and welfare oriented benefits to executives and employees, but to maintain a highly conservative posture relative to executive benefits.

2003 Compensation for the President and Chief Executive Officer

During 2003, Mr. Phillips was paid an annual base salary of $220,000 and received a bonus of $185,412 based upon the Company’s performance against annual budgetary targets established by the Board. Mr. Phillips was eligible for the bonus because the Company has achieved an EBITDA target established by the Compensation Committee at the beginning of fiscal year 2003. Underachievement of the target by a specified percentage will generate no bonus, and overachievement of the target by a specified percentage will generate a defined multiple of the bonus up to a maximum amount specified.

In addition, consistent with the Compensation Committee’s goal of increasing employee ownership of Common Stock, described above, Mr. Phillips was awarded options to purchase 200,000 shares of Common Stock in 2003. The options vest over a two year period, with one-third vesting on the date of grant and one-third vesting on each of the first and second anniversaries of the date of grant. The options expire five years from the grant date, and have an exercise price equal to the fair market value of the Common Stock on the grant date. It is the Compensation Committee’s view that the award of these stock options continues to be an effective way of tying Mr. Phillips’ financial interests to those of the Company’s stockholders, since the value of these stock options is directly linked to increases in stockholder value.

Summary

The Compensation Committee believes the total compensation program for executives of the Company, including the Chief Executive Officer, is appropriate and competitive with the total compensation programs provided by similar companies in the industry with which the Company competes. The Compensation Committee believes its compensation practices are directly tied to stockholder returns and linked to the achievement of annual and longer-term financial and operating results of the Company on behalf of the Company’s stockholders.

The material in this report is not “soliciting material,” is not deemed filed with the SEC, and is not incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Submitted by the Compensation Committee

Peter C. Belford

Lincoln D. Faurer

Compensation Committee Interlocks and Insider Participation

From January 2003 through March 2003, the members of the Compensation Committee were Peter C. Belford and Shawna L. Stout. Lincoln D. Faurer joined the Compensation Committee in April 2003. In

December 2003, Gerald Poch replaced Shawna Stout, and in February 2004, Thomas Faulders replaced Peter Belford. None of the members of the Compensation Committee during the year ended December 31, 2003 was, during such year or prior thereto, an officer or employee of the Company or any of its subsidiaries, except that Mr. Belford was an officer of the former Analex Corporation, until it was acquired by the Company in November 2001. During the year ended December 31, 2003, no executive officer of the Company served as a director or member of the compensation committee (or other board committee performing similar functions, or in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

During the year ended December 31, 2003, Mr. Belford was paid $150,008 pursuant to a promissory note issued to him in connection with the November 2001 acquisition of the former Analex Corporation. In July 2002, pursuant to the terms of the merger agreement for the Analex acquisition, the Company issued a promissory note in the principal amount of $200,000 to Mr. Belford with respect to the award of the NASA Expendable Launch Vehicle Integrated Support (ELVIS) contract to the Company. This note has a three-year term, is payable in twelve quarterly payments, and bears an interest rate equal to the prime rate plus one percent, adjustable on an annual basis on the anniversary date of the note. In 2003, the Company paid Mr. Belford $75,521 under this note.

Ms. Stout’s father, Jon M. Stout, has an employment agreement with the Company pursuant to which he was paid $140,000 during the year ended December 31, 2003. Pursuant to an Employment Termination Agreement dated December 9, 2003, Mr. Stout received a lump sum payment of $280,000 from the Company in consideration of the termination of his employment agreement. In addition, the Company entered into a Non-Competition Agreement with Mr. Stout in December 2003. As long as Mr. Stout is in compliance with the Non-Competition Agreement, the Company will pay him $50,000 every three months, during the term of the agreement, for an aggregate consideration of $600,000.

Common Stock Performance Graph

The following graph compares the cumulative, five-year stockholder returns on the Company’s Common Stock with the cumulative returns of the (i) American Stock Exchange Market Index, (ii) the Media General Other Business Services Index, comprised of the common stock of approximately 200 companies, excluding the Company, in diversified business service industries, and (iii) the Media General Information Technology Services Index, comprised of approximately 43 companies, excluding the Company, providing computer and information technology consulting, development and implementation services. The graph assumes the value of the investment in the Company’s Common Stock and each index was $100 on July 1, 1998.

Fiscal Year Ending(1)

Company	1999	2000	6 months ended 12/31/00	2001	2002	2003
Analex Corporation	100.00	58.34	77.09	116.67	156.68	243.36
Medial General Information Technology Services Index	100.00	72.41	69.91	74.69	40.61	57.53
AMEX Market Index	100.00	114.99	106.59	101.68	97.62	132.87

(1)	The Company changed its fiscal year during 2001 from June 30 to December 31. Therefore, fiscal year 2001 represents the period January 1, 2001 through December 31, 2001; fiscal year 2000 represents the period July 1, 1999 through June 30, 2000; and fiscal year 1999 represents the period July 1, 1998 through June 30, 1999.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 15, 2004 regarding the beneficial ownership of the Company’s Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) and (iv) all current executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o Analex Corporation, 5904 Richmond Highway, Suite 300, Alexandria, Virginia 22303. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed. The percentages shown below are calculated in accordance with Securities and Exchange Commission rules and are based on 13,036,175 shares of Common Stock outstanding as of March 15, 2004.

Name and Address	Number of Shares		Percent of Class
Pequot Capital Management, Inc. 500 Nyala Farm Road Westport, CT 06880	12,057,796	(1)(2)	48.1%
J. Richard Knop Windsor Group One Discovery Square, Suite 700 12919 Sunset Hills Road Reston, VA 20190	1,074,982	(1)(3)	8.0%
Peter C. Belford, Sr.	1,038,733	(1)	8.0%
C. W. Gilluly, Ed.D. 415 First Street, S.E. Washington, D.C. 20003	818,751	(1)(4)	6.3%
Lese Ann Kodger P.O. Box 45515 Westlake, OH 44145	806,093	(1)	6.2%
Gerald R. McNichols, Sc.D.	742,984	(1)(5)	5.7%
DRG Irrevocable Trust	700,000	(6)	5.4%
DSG Irrevocable Trust	700,000	(7)	5.4%
RSSJ Associates, LLC	716,014	(8)	5.5%
Martin M. Hale, Jr.	12,061,128	(1)(9)	48.1%

Name and Address	Number of Shares		Percent of Class
Gerald A. Poch	12,061,128	(1)(10)	48.1%
Thomas Faulders	1,666	(11)	*
Lincoln D. Faurer	4,999	(12)	*
Daniel R. Young	24,999	(13)	*
Sterling E. Phillips, Jr.	1,828,905	(1)(14)	12.4%
Ronald B. Alexander	281,112	(15)	2.1%
Michael Stolarik	100,000	(16)	*
George W. Tonn(17)	218,393		1.7%
Heinz L. Wimmer	114,741	(18)	*
Charles W. Floyd	33,715	(19)	*
Stephen C. Dolbey	71,574	(20)	*
Stockholders’ Agreement Voting Group	19,009,983	(1)(2)	70.8%
All current directors and executive officers as a group (13 persons)	15,564,904	(21)	56.8%

 *  Less than 1%

(1)	The parties to the Stockholders’ Agreement are Pequot, Lese Ann Kodger, Sterling E. Phillips, Jr., Peter C. Beford, Sr., J. Richard Knop, Gerald R. McNichols, C. W. Gilluly and Alex Patterson. Each such person may be deemed to share voting power over, and to beneficially own, all shares beneficially owned by all parties to the Stockholders’ Agreement.
(2)	Consists of 6,726,457 shares issuable upon conversion of the Series A Preferred Stock, 3,321,707 shares issuable upon conversion of the Convertible Notes, and 2,009,632 shares issuable upon exercise of the Warrants, held of record by Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. Pequot Capital Management, Inc., the investment manager/advisor of Pequot, exercises sole voting and investment power for all shares held of record by Pequot. Both Gerald A. Poch and Martin A. Hale, a Managing Director and Principal of Pequot Capital Management, Inc., respectively (both of whom are General Partners of Pequot), who serve as Directors of the Company, may be deemed to beneficially own the securities held of record by Pequot. Mr. Poch and Mr. Hale disclaim beneficial ownership of these shares except to the extent of their pecuniary interests therein. The sold director and controlling shareholder of Pequot Capital Management, Inc. is Arthur J. Samberg.
(3)	Includes warrants exercisable to purchase 322,947 shares.
(4)	Includes 1,667 shares which may be acquired upon the exercise of options. Includes 110,239 shares held by AMASYS Corporation. Mr. Gilluly is the President and CEO of AMASYS Corporation.
(5)	Includes 14,164 shares which may be acquired upon the exercise of options.
(6)	Mr. Chand N. Gupta is the trustee, and may therefore be deemed to beneficially own the shares held of record by DRG Irrevocable trust.
(7)	Mr. Ram N. Gupta is the trustee, and may therefore be deemed to beneficially own the shares held of record by DSG Irrevocable Trust.
(8)	Dr. Jai Gupta is the Managing Member of RSSJ Associates, LLC and is therefore deemed to beneficially own the shares held of record by RSSJ Associates, LLC.
(9)	Includes 3,332 shares which may be acquired upon the exercise of options.
(10)	Includes 3,332 shares which may be acquired upon the exercise of options.
(11)	Includes 1,666 shares which may be acquired upon the exercise of options.
(12)	Includes 4,999 shares which may be acquired upon the exercise of options.
(13)	Includes 4,999 shares which may be acquired upon the exercise of options.
(14)	Includes 1,722,138 shares which may be acquired upon the exercise of options.
(15)	Includes 274,999 shares which may be acquired upon the exercise of options.
(16)	Includes 100,000 shares which may be acquired upon the exercise of options.
(17)	As of December 2003, Mr. Tonn is no longer with the Company.
(18)	Includes 108,333 shares which may be acquired upon the exercise of options.
(19)	Includes 33,333 shares which may be acquired upon the exercise of options.

(20)	Includes 58,333 shares which may be acquired the exercise of options.
(21)	Includes 2,315,464 shares which may be acquired upon the exercise of options. Certain directors and executive officers are parties to the Stockholders’ Agreement. Therefore, the directors and executive officers as a group may be deemed to beneficially own all shares beneficially owned by the Stockholders’ Agreement voting group, which would result in the directors and executive officers as a group beneficially owning 19,649,453 shares and 70.8% of the outstanding Common Stock as of March 15, 2004.

Set forth below is certain information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price	Number of securities remaining available for issuance under the plan(s)
Equity compensation plans approved by stockholders
2002 Stock Option Plan	1,607,579		$2.36	392,421
2000 Stock Option Plan	519,000		$1.18	81,000
1994 Stock Option Plan	178,300		$1.06	466,700
Equity compensation plans not approved by stockholders	875,725	(1)	$1.38	0

(1)	These options were granted to Mr. Sterling Phillips in January 2001 in connection with his employment.

Item 13.    Certain Relationships and Related Transactions

In connection with the Stout Repurchase Agreement between the Company, former Chairman of the Board, Mr. Jon M. Stout and certain members of Mr. Stout’s immediate family, including former Company director, Ms. Shawna Stout, and certain entities controlled by Mr. Stout and his family (the “Stout Parties”), the Company purchased from the Stout Parties in December 2003, an aggregate of 2,625,451 shares of Common Stock and warrants and options exercisable to purchase an aggregate of 1,209,088 shares of Common Stock for an aggregate consideration of $9,166,844.21.

Pursuant to an Employment Termination Agreement dated December 9, 2003, Mr. Jon M. Stout also received a lump sum payment of $280,000 from the Company in consideration of the termination of his employment agreement. In addition, the Company entered into a Non-Competition Agreement with Mr. Stout, which provides that for as long as Mr. Stout is in compliance with the Non-Competition Agreement, the Company will pay him $50,000 every three months, during the term of the agreement, for an aggregate consideration of $600,000.

During the year ended December 31, 2003, Lese Ann Kodger, a beneficial holder of more than 5% of the Company’s Common Stock, Alex Patterson, Ms. Kodger’s brother, and Peter C. Belford, a director of the Company, were paid $13,500, $16,500 and $150,008 respectively, pursuant to promissory notes issued in connection with the November 2001 acquisition of the former Analex Corporation. In July 2002, pursuant to the terms of the merger agreement for the Analex acquisition, the Company issued promissory notes in the principal amounts of $200,000 and $700,000 to Mr. Belford and Mr. Patterson, respectively, with respect to the award of the NASA Expendable Launch Vehicle Integrated Support (ELVIS) contract to the Company. Each of these notes has a three-year term, is payable in twelve quarterly payments, and bears an interest rate equal to the prime rate plus one percent, adjustable on an annual basis on the anniversary date of the note. In 2003, the Company paid Mr. Belford and Mr. Patterson $75,521 and $264,323.

Item 14.    Principal Accountant Fees and Services

Our Audit Committee is responsible for appointment of the Company’s independent auditors. The following table sets forth the aggregate fees billed to Analex for the fiscal year ended December 31, 2003 and 2002, by the Company’s principal accountants, Ernst & Young LLP.

	2003	2002
Audit Fees(1)	$225,928	$105,100
Audit-Related Fees(2)	—	53,500
Tax Compliance	41,000	6,000

Total Fees	$266,928	$164,600

(1)	Audit fees were paid for services in connection with the annual audit and quarterly reviews of consolidated financial statements. Audit fees in 2003 also include fees for services in connection with the Pequot Transaction and the SEC proxy statement filing.
(2)	Audit-related fees in 2002 were paid for services in connection with the acquisition of the former Analex Corporation.

The audit and non-audit services performed by Ernst & Young LLP in 2003 were pre-approved by the Audit Committee. The Audit Committee has determined that the provision of certain designated audit-related, tax and all other services do not impair the independence of Ernst & Young. The Audit Committee has given general approval for the Chief Financial Officer or his designee to engage Ernst & Young to provide certain permitted services if the fee for such services is not expected to exceed 5% of the total amount of fees paid by the Company to Ernst & Young during the fiscal year in which the services are rendered, and that such services have been promptly brought to the attention of the Audit Committee prior to the completion of the audit.

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

(a)  (3)    Exhibits

Exhibit Index

2.1	Agreement and Plan of Merger by and among Analex Corporation, certain Sellers, Analex Corporation Employee Stock Ownership Plan and Trust, Hadron, Inc. and Hadron Acquisition Corp., as of October 31, 2001 (previously filed).

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.1.1	Certificate of Amendment of Certificate of Incorporation, dated November 19, 2001 (incorporated by reference to the Company’s form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2002 (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.1.3	Certificate of Amendment, dated December 9, 2003, to Certificate of Incorporation (incorporated by reference to the Company’s registration statement on a Form S-3 filed with the Commission on January 8, 2004).

3.1.4	Certificate of Designations of, Powers, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s registration statement on a Form S-3 filed with the Commission on January 8, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s registration statement on a Form S-3 filed with the Commission on January 8, 2004).

Exhibit Index

3.2.1	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to the Company’s Amendment No. 1 to the Form S-3 registration statement filed with the Commission on March 10, 2004).

4.1	Form of Secured Subordinated Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2003).

4.2	Form of Common Stock Purchase Warrant issued to the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2003).

10.1	First Amendment to the Hadron, Inc. 1994 Stock Option Plan, dated as of September 17, 1997 (incorporated by reference to the Company’s Form S-8 filed with the Commission on February 7, 2000).

10.1.1	Hadron, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement dated October 28, 1997).

10.1.2	First Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company’s Form S-8 filed with the Commission on February 7, 2000).

10.1.3	Second Amendment to the Hadron, Inc. 1997 Employee Stock Purchase Plan dated as of February 7, 2000 (incorporated by reference to the Company’s Form S-8 filed with the Commission on May 8, 2001).

10.1.4	Hadron, Inc. 2000 Employee Stock Option Plan (incorporated by reference to the Form 10-Q for the period ended June 30, 2003).

10.1.5	2002 Stock Option Plan (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

10.2	Form of Employment Agreement between the Company and Sterling E. Phillips, Jr. dated January 16, 2001 (incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001).

10.2.1	Promissory Note between Peter C. Belford, Sr. and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.2.2	Promissory Note between Lese Ann Kodger and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.2.3	Promissory Note between Alex Patterson and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.26).

10.2.4	Employment Termination Agreement by and between Analex Corporation and Jon M. Stout (incorporated by reference to the Company’s Current Report on Form 8-K dated July 18, 2003 and filed July 21, 2003).

10.2.5	Confidentiality and Non-Competition Agreement by and between Analex Corporation and Jon M. Stout (incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 2003).

10.3	Credit Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (previously filed).

Exhibit Index

10.3.1	Security Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.3.2	Pledge Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.3.3	Hadron, Inc. Term Loan Note between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.3.4	Hadron, Inc. Revolving Credit Facility Note between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.3.5	First Amendment To Credit Agreement between Analex Corporation and Bank of America dated August 1, 2002 (previously filed).

10.3.6	Second Amendment To Credit Agreement between Analex Corporation and Bank of America dated December 20, 2002 (previously filed).

10.3.7	Continuing and Unconditional Guaranty between Bank of America, N.A. and Subsidiaries dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002.

10.3.8	Third Amendment to Credit Agreement, dated as of April 30, 2003, by and among Bank of America, N.A., Analex Corporation and certain subsidiaries of Analex Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2003).

10.3.9	Fourth Amendment to Credit Agreement, dated as of July 18, 2003, by and among Bank of America, N.A., Analex Corporation and certain subsidiaries of Analex Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2003).

10.3.10	Form of Intercreditor and Subordination Agreement by and among Bank of America, N.A., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Analex Corporation and the subsidiaries of Analex Corporation, dated December 9, 2004 (incorporated by reference to the Company’s Current report on Form 8-K filed July 21, 2003).

10.4	Amended Stock Purchase Warrant issued to C.W. Gilluly and dated June 2, 1997 (incorporated by reference to the Company’s annual Report on Form 10-K for the fiscal year ended June 30, 1999 and filed with the Commission on September 28, 1999.)

10.4.1	Stock Purchase Warrant for the purchase of 430,000 shares of common stock issued to C.W. Gilluly by the Company dated February 15, 2000 (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2000 and filed with the Commission on May 15, 2000.)

10.4.2	Warrant issued to J. Richard Knop to purchase up to 462,690 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000.)

10.4.3	Warrant issued to John D. Sanders to purchase up to 81,000 shares of Hadron, Inc.’s Common Stock (incorporated by reference to the Form 8-K filed with the Commission on April 14, 2000.)

10.4.4	Warrant to Purchase Shares of Common Stock issued to J. Richard Knop in Guarantee of Bank of America Loan dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002.)

Exhibit Index

10.4.5	Warrant to Purchase Shares of Common Stock issued to Gerald McNichols in Guarantee of Bank of America Loan dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002.)

10.5	Expendable Launch Vehicle Integrated Support (ELVIS) contract by and between the Registrant and The National Aeronautics and Space Administration (NASA) (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

10.6	Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement, dated July 18, 2003, by and among the Company, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2003).

10.6.1	Securities Repurchase Agreement, dated as of July 18, 2003, by and among Analex Corporation, Jon M. Stout, Patricia Stout, Shawna Stout, Marcus Stout, Stout Dynastic Trust and S Co, LLC (incorporated by reference to the Company’s Current Report on Form 8-K dated July 18, 2003 and filed July 21, 2003).

10.6.2	Stockholders’ Voting Agreement, dated July 18, 2003, by and among Analex Corporation, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., Sterling E. Phillips, Jr., J. Richard Knop, C.W. Gilluly, Peter C. Belford, Sr., Lese Ann Kodger, Alexander Patterson and Gerald R. McNicols (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2003).

10.6.3	Form of Registration Rights Agreement, dated December 9, 2003, by and between Analex Corporation and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2003).

14*	Code of Conduct and Ethics

21	Subsidiaries of the Company (previously filed).

23*	Consent of Independent Auditors.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

(b)  Reports on Form 8-K

On October 30, 2003, the Company filed a Form 8-K to include its financial results for the fiscal quarter ended September 30, 2003.

On December 24, 2003, the Company filed a Form 8-K to disclose that (i) as of the closing of the Pequot Transaction on December 9, 2003, Pequot beneficially owned approximately 48.4% of the outstanding Common Stock and the Voting Stockholders (as defined in a Stockholders Agreement among Pequot and other principal stockholders of the Company), as a group, beneficially owned approximately 70.7% of the outstanding Common Stock; and (ii) immediately following the closing of the Pequot Transaction, the Board was constituted in accordance with the Stockholders’ Agreement and consisted of at the time Mr. Phillips, two directors designated by the Pequot Funds (Gerald A. Poch and Martin M. Hale, Jr.), and three non-employee directors designated by Mr. Phillips (Peter Belford, Sr., Lincoln D. Faurer and Daniel R. Young).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004		ANALEX CORPORATION

By:	/s/ STERLING E. PHILLIPS, JR.	By:	/s/ RONALD B. ALEXANDER
	Sterling E. Phillips, Jr. Chief Executive Officer and President (Principal Executive Officer)		Ronald B. Alexander Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER C. BELFORD, SR. Peter C. Belford, Sr.	Director	March 29, 2004

/s/ C. THOMAS FAULDERS, III C. Thomas Faulders, III	Director	March 29, 2004

/s/ LINCOLN D. FAURER Lincoln D. Faurer	Director	March 29, 2004

/s/ MARTIN HALE, JR. Martin Hale, Jr.	Director	March 29, 2004

/s/ STERLING E. PHILLIPS, JR. Sterling E. Phillips, Jr.	Chairman	March 29, 2004

/s/ GERALD POCH Gerald Poch	Director	March 29, 2004

/s/ DANIEL R. YOUNG Daniel R. Young	Director	March 29, 2004

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Analex Corporation

We have audited the accompanying consolidated balance sheets of Analex Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, convertible preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analex Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its accounting for goodwill and intangible assets, which was effective in 2001 for acquisitions subsequent to July 1, 2001, and January 1, 2002 for all acquisitions prior to July 1, 2001.

/s/    ERNST & YOUNG LLP

McLean, Virginia

February 13, 2004

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$14,177,500	$301,800
Accounts receivable, net	10,719,400	12,556,100
Deferred tax asset	150,000	—
Prepaid expenses and other	483,600	270,500

Total current assets	25,530,500	13,128,400

Fixed assets, net	552,900	216,700
Goodwill	15,281,600	15,534,600
Contract rights and other intangibles, net	1,753,000	1,770,200
Deferred financing costs	464,600	75,900
Other	49,500	58,400

Total other assets	18,101,600	17,655,800

Total assets	$43,632,100	$30,784,200

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$776,200	$3,294,700
Note payable—line of credit	—	2,187,700
Note payable—bank term note	700,000	700,000
Notes payable —other	1,487,400	1,012,100
Other current liabilities	5,463,500	5,258,400

Total current liabilities	8,427,100	12,452,900

Note payable—bank term note	1,341,700	2,041,700
Notes payable—other	1,209,300	2,297,200
Convertible debt	2,881,400	—
Other	43,800	90,600

Total long-term liabilities	5,476,200	4,429,500

Total liabilities	13,903,300	16,882,400

Commitments and contingencies
Series A convertible preferred stock	236,300	—

Shareholders’ equity:
Common stock $.02 par; authorized 65,000,000 shares; issued and outstanding—December 31, 2003, 13,036,666 shares and December 31, 2002, 14,427,080 shares	260,700	288,500
Additional paid in capital	28,519,100	21,171,400
Warrants outstanding	5,762,900	—
Deferred compensation	—	(7,700)
Accumulated other comprehensive loss	(43,800)	(90,600)
Accumulated deficit	(5,006,400)	(7,459,800)

Total shareholders’ equity	29,492,500	13,901,800

Total liabilities, convertible preferred stock and shareholders’ equity	$43,632,100	$30,784,200

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues	$66,126,300	$59,317,000	$21,936,000
Operating costs and expenses:
Costs of revenue	55,770,400	50,436,700	18,157,800
Selling, general and administrative	6,318,000	5,048,700	2,967,600
Amortization of intangible assets	450,800	307,600	378,400

Total operating costs and expenses	62,539,200	55,793,000	21,503,800

Operating income	3,587,100	3,524,000	432,200

Other income (expense):
Interest income	—	—	8,600
Interest expense	(519,800)	(1,018,300)	(225,200)

Total other expense	(519,800)	(1,018,300)	(216,600)

Income before income taxes	3,067,300	2,505,700	215,600
Provision for income taxes	320,900	149,100	19,600

Net income	2,746,400	2,356,600	196,000
Dividends on convertible preferred stock	(56,700)	—	—
Accretion of convertible preferred stock	(236,300)	—	—

Net income available to common shareholders	$2,453,400	$2,356,600	$196,000

Net income per share:
Basic	$0.16	$0.16	$0.03

Diluted	$0.14	$0.14	$0.02

Weighted average number of shares:
Basic	14,878,312	14,412,554	7,721,779

Diluted	17,670,001	17,081,651	9,588,029

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Convertible Preferred Stock		Shareholders’ Equity
			Common Stock		Additional Paid in Capital	Warrants Outstanding	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2000	—	$—	6,450,913	$129,000	$11,885,300	$—	$—	$—	$(10,012,400)	$2,001,900
Shares issued pursuant to sale of common stock	—	—	4,027,727	80,600	3,837,000	—	—	—	—	3,917,600
Shares and warrants issued pursuant to acquisition of Analex	—	—	3,572,143	71,400	4,687,200	—	—	—	—	4,758,600
Deferred stock compensation	—	—	—	—	38,800	—	(38,800)	—	—	—
Amortizaton of deferred stock compensation	—	—	—	—	—	—	16,500	—	—	16,500
Shares purchased pursuant to the Employee Stock Purchase Plan	—	—	39,964	800	40,400	—	—	—	—	41,200
Exercise of options and warrants	—	—	285,228	5,700	237,600	—	—	—	—	243,300
Net income	—	—	—	—	—	—	—	—	196,000	196,000

Balance—December 31, 2001	—	—	14,375,975	287,500	20,726,300	—	(22,300)	—	(9,816,400)	11,175,100
Amortizaton of deferred stock compensation	—	—	—	—	—	—	14,600	—	—	14,600
Warrants issued pursuant to bank guarantee	—	—	—	—	345,400	—	—	—	—	345,400
Shares returned and retired in connection with Analex acquisition	—	—	(51,804)	(1,000)	(58,000)	—	—	—	—	(59,000)
Shares purchased pursuant to the Employee Stock Purchase Plan	—	—	81,739	1,600	139,100	—	—	—	—	140,700
Exercise of options and warrants	—	—	21,170	400	18,600	—	—	—	—	19,000
Unrealized loss on derivative contract	—	—	—	—	—	—	—	(90,600)	—	(90,600)
Net income	—	—	—	—	—	—	—	—	2,356,600	2,356,600

Total comprehensive income										2,266,000

Balance—December 31, 2002	—	—	14,427,080	288,500	21,171,400	—	(7,700)	(90,600)	(7,459,800)	13,901,800
Amortizaton of deferred stock compensation	—	—	—	—	—	—	7,700	—	—	7,700
Issuance of preferred warrants and beneficial conversion charge on convertible preferred stock	6,726,457	—	—	—	10,519,800	3,857,600	—	—	—	14,377,400
Accretion of discount on convertible preferred stock	—	236,300	—	—	—	—	—	—	(236,300)	(236,300)
Dividends on convertible preferred stock	—	—	—	—	—	—	—	—	(56,700)	(56,700)
Repurchase and retirement of common shares owned by J. Stout	—	—	(2,625,451)	(52,500)	(9,018,500)	—	—	—	—	(9,071,000)
Issuance of note warrants and beneficial conversion charge on convertible notes	—	—	—	—	5,327,200	1,905,300	—	—	—	7,232,500
Shares purchased pursuant to the Employee Stock Purchase Plan	—	—	86,892	1,700	189,000	—	—	—	—	190,700
Exercise of options and warrants	—	—	1,148,145	23,000	311,800	—	—	—	—	334,800
Unrealized gain on derivative contract	—	—	—	—	—	—	—	46,800	—	46,800
Other	—	—	—	—	18,400	—	—	—	—	18,400
Net income	—	—	—	—	—	—	—	—	2,746,400	2,746,400

Total comprehensive income										2,793,200

Balance—December 31, 2003	6,726,457	$236,300	13,036,666	$260,700	$28,519,100	$5,762,900	$—	$(43,800)	$(5,006,400)	$29,492,500

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$2,746,400	$2,356,600	$196,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	118,500	111,400	146,200
Amortization of intangible assets	450,800	307,600	378,000
Amortization of debt discount and deferred financing costs	140,400	345,400	37,500
Stock-based compensation expense	122,000	14,600	16,500
Deferred tax benefit	253,000	—	—
Write-off of patent related costs	153,200	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,836,700	(4,278,500)	(940,700)
Deferred tax asset	(150,000)	—	—
Prepaid expenses and other	(213,100)	(47,200)	(39,100)
Other assets	(406,300)	57,600	(11,300)
Accounts payable	(2,518,500)	1,923,300	108,600
Other current liabilities	148,400	478,100	(327,100)
Other long-term liabilities	—	30,600	—

Net cash provided by (used in) operating activities	2,681,500	1,299,500	(435,400)

Cash flows from investing activities:
Purchase of Analex, net of cash acquired	—	—	(6,167,900)
Property additions	(441,500)	(67,100)	(86,000)
Intangible additions	(600,000)	(172,900)	—

Net cash used in investing activities	(1,041,500)	(240,000)	(6,253,900)

Cash flows from financing activities:
Proceeds from borrowings on bank and other loans	1,829,000	491,200	5,500,000
Proceeds from stock options and warrants exercised	334,800	19,000	243,300
Proceeds from sale of common stock	—	—	3,917,600
Proceeds from employee stock purchase plan	190,700	140,700	41,200
Proceeds from issuance of convertible debt	10,000,000	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	14,377,300	—	—
Repurchase of stock, stock options and warrants	(9,166,800)	—	—
Payments on bank and other loans	(5,329,300)	(1,491,700)	(3,164,600)

Net cash provided by (used in) financing activities	12,235,700	(840,800)	6,537,500

Net increase (decrease) in cash and cash equivalents	13,875,700	218,700	(151,800)
Cash and cash equivalents at beginning of year	301,800	83,100	234,900

Cash and cash equivalents at end of year	$14,177,500	$301,800	$83,100

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

F.    Accounting for contracts:

The Company’s contracts with customers are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by the Company’s employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and materials contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on certain fixed-price service contracts are recorded each period based on a monthly amount for services provided. Revenues on other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. In the normal course of business, the Company may be party to claims and disputes resulting from modifications and change orders and other contract matters. Claims for additional contract compensation are recognized when realization is probable and estimable.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2003	2002	2001
Net income available to common shareholders as reported	$2,453,400	$2,356,600	$196,000
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	121,900	14,600	16,500
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	1,097,800	947,600	516,000

Pro forma net income (loss)	$1,477,500	$1,423,600	($320,600)

Earnings (loss) per share:
Basic as reported	$0.16	$0.16	$0.03
Diluted as reported	$0.14	$0.14	$0.02
Basic pro forma	$0.10	$0.10	$(0.03)
Diluted pro forma	$0.08	$0.08	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following assumptions were used for grants: dividend yield of 0%; expected volatility of 40 to 112%; expected life of the option term of 5 years; and risk-free interest rate of 2.25 to 4.88%.

H.    Long-Lived Assets

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets, including intangible assets with finite lives. The effective date for the Company’s implementation of SFAS No. 144 was January 1, 2002. The Company monitors for triggering events that would indicate the need for impairment analysis.

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.    Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (”SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact, either positive or negative, on future results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a significant impact on the Company’s financial position or results of operations.

3.    Pequot Transaction:

On December 9, 2003, the Company consummated the transactions contemplated by the Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement (the “Pequot Purchase Agreement”) by and between the Company and Pequot Private Equity Fund III, L.P., a Delaware limited partnership, and Pequot Offshore Private Equity Partners III, L.P., a Cayman Islands limited partnership (“Pequot”). On December 9, 2003, the Company:

•	Issued to Pequot 6,726,457 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $2.23 per share of Series A Preferred Stock (the “Series A Purchase Price”), representing an aggregate consideration of approximately $15,000,000;

•	In connection with the issuance and sale of the Series A Preferred Stock, issued warrants (the “Preferred Warrants”) exercisable to purchase the Company’s common stock, par value $.02 per share (the

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Common Stock”), at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock;

•	Issued to Pequot $10,000,000 in aggregate principal amount of the Company’s Secured Subordinated Convertible Promissory Notes (the “Convertible Notes”); and

•	In connection with the issuance and sale of the Convertible Notes, issued warrants (the “Note Warrants,” and together with the Preferred Warrants, the “Warrants”) exercisable to purchase Common Stock at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Convertible Notes.

In addition, on December 9, 2003, the Company consummated a Securities Repurchase Agreement (the “Stout Repurchase Agreement”) with the Company’s former Chairman Jon M. Stout, certain members of Mr. Stout’s immediate family including former Company director Shawna Stout, and certain entities controlled by Mr. Stout and his family (collectively, the “Stout Parties”), pursuant to which the Company purchased an aggregate of 2,625,451 shares of Common Stock and warrants and options exercisable to purchase an aggregate of 1,209,088 shares of Common Stock from the Stout Parties for aggregate consideration of $9,166,844.

The transactions contemplated by the Pequot Purchase Agreement and the Stout Repurchase Agreement are collectively referred to as the “Pequot Transaction.” The proceeds from the sale of the Convertible Notes were used to repurchase the securities from the Stout Parties and pay expenses incurred by the Company in connection with the Pequot Transaction. Subsequent to year end, the Company used a portion of the proceeds from the sale of the Series A Preferred Stock to pay in full the outstanding promissory note issued to the Department of Justice under a Settlement Agreement between the former Analex Corporation and the Department of Justice. Remaining proceeds from the sale of the Series A Preferred Stock will be used to finance all or a portion of the cost of future acquisitions by the Company.

Series A Preferred Stock

The Series A Preferred Stock bears a cumulative annual dividend of 6%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in an event of default under the Company’s senior credit facility, in additional shares of Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to vote together with all other classes and series of voting stock of the Company on all actions to be taken by the stockholders of the Company. In addition, as long as 50% of the Series A Preferred Stock originally issued remains outstanding, the Company may not take numerous actions without obtaining the written consent of the holders of a majority of the Series A Preferred Stock.

Upon any liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock are entitled to receive, out of the Company’s assets available for shareholder distributions and prior to distributions to junior securities (including the Common Stock), an amount equal to the Series A Purchase Price plus any accrued but unpaid dividends thereon.

The Series A Preferred Stock is convertible into Common Stock at any time at the election of its holders, initially at a ratio of one share of Common Stock for every share of Series A Preferred Stock. The Series A Preferred Stock will automatically convert into Common Stock if, any time following June 9, 2005, the average closing price of the Common Stock over a 20 consecutive trading day period exceeds 2.5 times the conversion price then in effect ($2.23 as of December 31, 2003) for the Series A Preferred Stock. In addition, the Series A Preferred Stock held by holders that do not accept an offer by the Company to purchase the Series A Preferred Stock for at least 2.5 times the conversion price then in effect also will automatically convert into

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock. The Series A Preferred Stock will also automatically convert into Common Stock upon the agreement of the holders of a majority of the Series A Preferred Stock.

Holders of the Series A Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after December 9, 2007, at the Series A Purchase Price, as adjusted for stock splits, stock dividends and similar events, plus accrued but unpaid dividends.

Convertible Notes

The Convertible Notes mature on December 9, 2007. The Convertible Notes bear interest at an annual rate of 7%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in an event of default under the Company’s senior credit facility, such interest will be accrued and added to the outstanding principal.

The Convertible Notes may not be prepaid prior to June 9, 2005 without the consent of the holders of a majority of the outstanding principal amount of the Convertible Notes. Any subsequent prepayment will be made, at the option of the Convertible Note holders, either in cash in an amount equal to the outstanding principal plus the net present value of interest to maturity discounted at 7% per annum, or by conversion of the principal into shares of Series A Preferred Stock and the payment of interest in cash or in shares of Series A Preferred Stock. Holders of the Convertible Notes may convert the outstanding principal and accrued interest on the Notes into Series A Preferred Stock at any time. The conversion price for the Convertible Notes is $3.01 per share. The Company may cause the automatic conversion of the Convertible Notes into Common Stock if, any time following June 9, 2005, the average closing price for the Common Stock over a 20 consecutive trading day period exceeds $5.58 per share.

The Company’s obligations under the Convertible Notes are secured by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. Such obligations are subordinated to the rights of the Company’s present and future senior secured lenders.

Warrants

The Warrants are exercisable at any time before December 9, 2013. The Preferred Warrants are exercisable to purchase one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock. The Note Warrants are exercisable to purchase one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Convertible Notes. The initial exercise price of the Warrants is $3.28.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Accounts receivable:

The components of accounts receivable are as follows:

	December 31,
	2003	2002
Trade accounts receivable:
U.S. Government:
Amounts billed	$9,170,900	$10,312,900
Recoverable costs and profits—not billed	1,790,400	2,609,200

Total	10,961,300	12,922,100

Commercial, state and local governments:
Amounts billed	103,500	334,800
Recoverable costs and profits—not billed	—	151,400

Total	103,500	486,200

Total accounts receivable	11,064,800	13,408,300
Less: Allowance for doubtful accounts	(345,400)	(852,200)

Total accounts receivable, net	$10,719,400	$12,556,100

The following table summarizes activity in the allowance for doubtful accounts for years ended December 31:

	2003	2002	2001
Beginning balance	$852,200	$926,400	$151,200
Additions	49,600	—	775,200
Write-offs	(556,400)	(74,200)	—

Ending balance	$345,400	$852,200	$926,400

Unbilled accounts receivable can be invoiced upon completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government agencies, upon completion of federal government overhead audits or upon final approval of design plans for engineering services.

5.    Fixed assets:

The components of fixed assets are as follows:

	December 31
	2003	2002
Computer hardware and software	$904,400	$515,700
Leasehold improvements	68,200	36,400
Laboratory	141,300	141,400
Office equipment	159,300	125,000

Total fixed assets	1,273,200	818,500
Accumulated depreciation and amortization	(720,300)	(601,800)

Total fixed assets, net	$552,900	$216,700

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Goodwill and other intangible assets:

As discussed in Note 2, the Company adopted SFAS No. 142 in January 2002, which required the Company to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite life be reviewed for impairment upon adoption of SFAS No. 142 and annually, thereafter. The Company’s goodwill balance was approximately $15.3 million and $15.5 million as of December 31, 2003 and 2002, respectively. The decrease of approximately $0.2 million was due to the 2003 realization of net operating losses belonging to the former Analex Corporation. The Company performed its annual impairment test as of October 1, 2003 and concluded that the goodwill was not impaired. The Company’s results of operations prior to 2002 do not reflect the provisions of SFAS No. 142. A reconciliation of previously reported net income with the amounts adjusted for the exclusion of goodwill amortization net of related income tax effects for year ended December 31, 2001 is as follows:

2001
Net income attributable to common shareholders	$196,000
Add back goodwill amortization, net of tax	337,000

Adjusted net income to common stockholders	$533,000
Basic earnings per common share:
As reported	$0.03
Goodwill amortization, net of tax	0.04

Adjusted basic earnings per common share	$0.07
Diluted earnings per common share:
As reported	$0.02
Goodwill amortization, net of tax	0.04

Adjusted basic earnings per common share	$0.06

The gross carrying amounts and accumulated amortization of the Company’s intangible assets as of December 31, 2003 and 2002, were as follows:

	December 31
	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$1,411,800	$536,300	$892,000	$283,600
Contract rights	$1,053,200	$175,700	$1,053,200	$44,600
Patents	$—	$—	$153,200	$—

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-compete agreements are amortized on a straight-line basis over their contractual lives of three to four years. Contract rights are amortized over ten years, which is the life of the related contract. All patent development costs capitalized in prior years, which were included in the ABS segment, have been written off during 2003 due to uncertainty of future revenues. The write-off is included in selling, general and administrative expense in the accompanying statement of operations. Amortization expense for contract rights and other intangibles for the fiscal years ended 2003 and 2002 was $450,800 and $307,600, respectively. The weighted average life of all intangible assets is 6.17 years as of December 31, 2003. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

2004	$527,700
2005	$375,800
2006	$311,600
2007	$113,200
2008	$113,200

7.    Debt:

The components of debt are as follows:

	December 31,
	2003	2002
Current:
Line of credit	—	$2,187,700
Bank term note	700,000	700,000
Notes payable-shareholder	154,000	145,100
Note payable-other	333,300	333,300
Non-compete agreements	461,900	261,900
Note to DOJ	538,200	260,500
Other	—	11,300

Total current debt	2,187,400	3,899,800
Long-term:
Bank term note	1,341,700	2,041,700
Notes payable-shareholder	336,800	490,900
Note payable-other	250,000	583,300
Non-compete agreements	622,500	534,700
Note to DOJ	—	685,900
Convertible notes, net of discount of $7,118,600	2,881,400	—
Other	—	2,400

Total long-term debt	5,432,400	4,338,900

Total debt	$7,619,800	$8,238,700

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 9, 2003, the Company issued Convertible Notes to Pequot, which mature on December 9, 2007 (see Note 3). The Company allocated the proceeds from the sale of the Convertible Notes between the Convertible Notes and the Note Warrants based on their relative fair values, which resulted in the recording of a discount on the Convertible Notes. After allocating the Convertible Notes proceeds, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. As the embedded conversion price was less than the fair market value of the Company’s common stock as of the date of the transaction, beneficial conversion was recorded. The table below details the accounting treatment of the Convertible Notes.

Allocation of Convertible Notes Proceeds

Proceeds of the convertible notes	$10,000,000
Allocated relative fair value of convertible notes	8,094,700
Allocated relative fair value of note warrants	1,905,300

Balance sheet presentation of Convertible Notes at December 31, 2003

Allocated relative fair value of convertible notes	$8,094,700
Less: discount from beneficial conversion	5,327,200

Net carrying value of convertible notes prior to amortization and accretion	$2,767,500
Accretion of discount	113,900

Net carrying value of convertible notes at December 31, 2003	$2,881,400

The discount on the Convertible Notes created as a result of the allocation of fair value to the Note Warrants and the beneficial conversion will be amortized to interest expense over the four-year period to the maturity of the Convertible Notes using the effective yield method. Issuance costs of $415,000 are recorded as deferred financing costs and will also be amortized to interest expense over the four-year period to the maturity of the Convertible Notes. The Convertible Notes accrue interest at 7% per annum, which is payable quarterly in cash.

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement (“Agreement”) with Bank of America, N.A. The Agreement provides the Company with a $4,000,000 revolving credit facility (the “Credit Facility”) through November 2, 2006 and a five-year $3,500,000 term loan (“Term Loan”). The Credit Facility has an annual renewal occurring April 30 of each year. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. In August 2002 the credit limit on the Credit Facility was increased to $8,000,000. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. The interest rate at December 31, 2003 was 3.63% for the Credit Facility and 4.12% for the Term Loan. As of December 31, 2003, $8,000,000 was available under the Credit Facility. The Company is subject to certain financial covenants pursuant to the Agreement, including a funded debt to EBITDA ratio and a fixed charge coverage ratio. The Company is in compliance with all financial covenants. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

The Company’s $3.5 million term loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. The Company has entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt totaling $2,950,000 was swapped at a fixed rate obligation at 4.25% beginning in January 2002. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The fair value of the swap of $43,800 is included in other liabilities. The total effective interest rate on the swapped portion of the Term Loan amounted to 7.25% at December 31, 2003.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company was required by Bank of America to obtain personal guarantees in the amount of $2,000,000, which the Company procured from two individuals, the Company’s former Board member Gerald R. McNichols, and J. Richard Knop. The compensation during the period of guaranty was in the form of cash and warrants. On December 20, 2002, both Mr. McNichols and Mr. Knop were released from the guarantees.

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling $772,600 with a five-year term, bearing interest at 6%. The Company also entered into non-compete agreements with these sellers for total payments of $540,000 over a three-year period. In addition, the Company entered into non-compete agreements with former employees totaling $352,000, on a discounted basis, payable over various periods.

On May 29, 2002, Analex announced that it had been awarded a $164 million Expendable Launch Vehicle Integrated Support (“ELVIS”) prime contract by NASA. In conjunction with this award the Company issued promissory notes to certain Analex sellers totaling $1,000,000 with a three-year term, bearing interest at prime plus 1%. At December 31, 2003, the outstanding balance on these notes was $583,300.

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006. As required by the terms of the Pequot Transaction, the DOJ note was paid in full with proceeds from the Pequot Transaction. An audit was requested by the DOJ prior to acceptance of the note repayment. The audit was completed by the government subsequent to year-end, and the payment was accepted.

The Company’s future debt maturities at December 31, 2003 are summarized below:

Year	Debt Maturities
2004	$2,187,300
2005	1,555,700
2006	981,600
2007	10,013,700

Total Minimum Debt Payments	$14,738,300
Less: Current Maturities	(2,187,300)

12,551,000
Less: Unamortized Discount	(7,118,600)

Total Long-Term Debt	$5,432,400

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Equity Capital:

The Company allocated the proceeds from the sale of the Series A Preferred Stock between the Series A Preferred Stock and the Preferred Warrants based on their relative fair values, which resulted in the recording of a discount on the Series A Preferred Stock. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, after allocating the Series A Preferred Stock proceeds, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. The amount of the beneficial conversion was recorded as additional paid in capital, resulting in a further discount on the Series A Preferred Stock. The table below details the accounting treatment of the Series A Preferred Stock.

Allocation of Series A Preferred Stock Proceeds

Proceeds of Series A Preferred Stock	$15,000,000
Allocated relative fair value of preferred stock	11,142,400
Allocated relative fair value of preferred warrants	3,857,600

Balance sheet presentation of Series A Preferred Stock at December 31, 2003

Allocated relative fair value of preferred stock	$11,142,400
Less: discount on preferred stock	10,519,800
Less: issuance costs of preferred stock	622,600

Net carrying value of preferred stock prior to accretion	$—
Accretion of discount on preferred stock	236,300

Net carrying value of preferred stock at December 31, 2003	$236,300

The discount on the Series A Preferred Stock is being accreted to the redemption amount over a four-year period to the earliest redemption date. Accrued dividends at December 31,2003 were $56,700.

Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. The agreement phases in portions of the total shares subject to the guarantee over a period of two years following the acquisition in increments of 25% of the total guaranteed shares covered by the agreement. Of the total shares guaranteed, 25% (214,286 shares) are guaranteed from the acquisition date through November 5, 2006, at a price of $1.60. An additional 214,286 shares are guaranteed beginning November 5, 2002 through November 5, 2006 at a price of $1.80. An additional 214,286 shares are guaranteed beginning May 5, 2003 through November 5, 2006 at a price of $2.00 per share. On November 5, 2003, the final portion of shares (214,286 additional shares) became guaranteed at a price of $2.20 per share. These shares will be guaranteed through November 5, 2006, resulting in a maximum amount of $1,628,571 payable under the terms of the guaranteed shares as of December 31, 2003. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of December 31, 2003, no amounts were accrued under the guarantee.

To finance the acquisition of Analex, the Company issued 3,961,060 shares of common stock for aggregate consideration of approximately $3,868,000 through a private placement consisting of (i) Common Stock at a price of $1.14 per share to purchasers who purchased less than $500,000 worth thereof or (ii) units consisting of Common Stock and warrants to purchase 0.2061 shares of Common Stock at an exercise price of $0.02 per share for each share purchased at a price of $1.14 per unit for purchasers who purchased $500,000 or more of the

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s equity. Two such purchasers were directors or affiliates of a director. The warrants were exercised concurrent with the stock purchase.

9.    Other current liabilities:

Other current liabilities include the following major classifications:

	December 31,
	2003	2002
Payroll and related taxes	$2,786,700	$2,675,200
Accrued vacation	1,216,900	1,138,000
Self-insured medical expense	930,300	640,500
Accrued subcontractor costs	482,000	30,700
Other	47,600	774,000

Total other current liabilities	$5,463,500	$5,258,400

10.    Acquisitions:

Effective November 2001, the Company acquired Analex, a professional services and program management firm whose principal customers are NASA and the U.S. intelligence community, for approximately $13,898,000. The purchase price was satisfied with cash payments of $6,510,000, 3,520,339 shares of Common Stock valued at $4,664,000, the issuance of promissory notes of $1,773,000, non-compete agreements of $892,000, and the satisfaction of other certain liabilities of Analex. The fair value of the assets acquired and liabilities assumed approximated their book value of $6,092,400 and $5,730,000, respectively. The Company incurred financial, legal and accounting costs associated with the Analex purchase of approximately $570,000. During 2002, certain contingencies were finalized including the settlement of the Analex closing balance sheet requirements and the award of the ELVIS contract.

Non-compete agreements and contractual relationships identified in connection with the acqusition are amortized on a straight-line basis over their estimated lives ranging from three to ten years.

11.    Net income per share:

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2003	2002	2001
Numerator:
Net income available to common shareholders	$2,453,400	$2,356,900	$196,000

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	14,878,312	14,412,554	7,721,779
Effect of dilutive securities:
Warrants	1,551,031	1,860,811	1,413,289
Employee stock options	1,240,658	808,286	452,961

Denominator for diluted earnings per share	17,670,001	17,081,651	9,588,029

Basic earnings per share	$0.16	$0.16	$0.03

Diluted earnings per share	$0.14	$0.14	$0.02

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares issuable upon the exercise of stock options or warrants or upon conversion of convertible preferred stock and convertible debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

12.    Income taxes:

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 has been limited to state and federal taxes and has to some extent been offset by net operating loss carryforwards. The income tax provision (benefit) consisted of the following for the years ended December 31:

	2003	2002	2001
Current Taxes:
Federal	$408,800	$128,900	$19,600
State	62,100	20,200	—

Total current income tax expense	470,900	149,100	19,600

Deferred Taxes:
Federal	(128,600)	—	—
State	(21,400)	—	—

Total deferred income tax benefit	(150,000)	—	—

Total provision for income taxes	$320,900	$149,100	$19,600

The tax provision differs from the amounts computed using the statutory federal income tax rate are as follows for the years ended December 31:

	2003	2002	2001
Tax expense at statutory rate-federal	35%	35%	35%
State tax expense, net of federal taxes	4	4	13
Permanent differences	5	3	63
Utilization of NOL carryforward	(28)	(36)	(102)
Other	(5)	—	—

Tax expense at effective rate	12%	6%	9%

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets (liabilities) at December 31, 2003 and 2002 consist primarily of the following:

	2003	2002
Net operating loss carryforward	$0	$826,100
Allowance for doubtful accounts	103,100	328,700
Accrued vacation	478,600	378,900
Fixed assets	27,900	21,200
Unbilled receivables	(690,600)	(789,800)
Intangible assets	138,300	—
Other	92,700	5,600

Gross tax asset	150,000	770,700
Valuation allowance	—	(770,700)

Net deferred tax asset	$150,000	—

At December 31, 2003, the Company has no remaining net operating loss carryforwards for federal income tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the recent level of taxable income and projections for future taxable income over the periods in which the deferred tax assets will be realized during 2003, management reversed the valuation allowance recorded as of December 31, 2002. While analyzing the decision to reverse the valuation allowance, portions of the tax asset relating to the former Analex Corporation were reviewed and certain adjustments were made to goodwill to reflect the benefit provided by the realization of these assets.

13.    Commitments and contingencies:

Operating leases:

The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through 2006. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company’s future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs at December 31, 2003 are summarized below:

Year	Lease Commitments
2004	$1,053,600
2005	783,400
2006	56,200

Total future minimum lease payments	$1,893,200

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense included in the consolidated statements of operations is as follows:

Year	Rent Expense
2003	$1,064,800
2002	1,143,100
2001	572,900

U.S. government contract audits:

The Company’s revenues and costs related to contracts with agencies and departments of the U.S. government are subject to audit by the Defense Contract Audit Agency, which has completed the majority of its audits for the Company’s fiscal years through fiscal year 2000. It is the opinion of management that the results of future audits will not have a material effect on the financial condition or results of operations of the Company.

Litigation:

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. in the Maryland Circuit Court for Prince George’s County alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. Management believes that the allegation is without merit and is vigorously contesting the complaint. Management believes and will assert that it validly exercised its contractual right to terminate the subcontract for Analex’s convenience and that termination of Swales occurred only after NASA was informed of Swales’ cost overruns and negotiations with Swales failed to yield an acceptable alternative. The Company will assert that Swales entered into the subcontract after it had hired incumbent ELVIS personnel at cost-prohibitive rates, knowing that its actual costs would greatly exceed the subcontract’s funding limitations. Under the complaint, Swales is seeking damages in excess of $4.0 million. Management believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

14.    Benefit plans:

Employee savings plan:

The Company sponsors a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The Company’s contributions to the 401(k) plan are based upon a percentage of employee contributions. The Company’s discretionary contributions to the Plan were $1,108,200, $1,067,200, and $432,000 for 2003, 2002, and 2001, respectively.

Employee stock purchase plan:

In December 1997, shareholders approved the Hadron, Inc. 1997 Employee Stock Purchase Plan (the “Plan”). The number of shares reserved for issuance under the Plan is 500,000. The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. The Plan is non-compensatory as defined by APB 25. Under the terms of the Plan, individual employees may pay up to $10,000 for the purchase of the Company’s common shares, at 85% of the determined market price. During 2003, 2002, and 2001, employees paid approximately $190,700, $141,000, and $41,000, respectively, for the purchase of common stock under the Plan.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collective Bargaining Agreement:

The company has two collective bargaining agreements (“CBA”). The CBA with the International Brotherhood of Electrical Workers expires January 31, 2006, and covers 11 employees at John F. Kennedy Space Center, Florida, and Cape Canaveral Air Force Station, Florida. The CBA with the Teamsters and Warehousemen Union covers 37 employees at Vandenberg Air Force Base and expires October 31, 2005. Both CBAs cover less than 10% of the Company’s total workforce.

15.    Stock option plan:

In May 2002, shareholders approved the Analex Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”). The 2002 Stock Option Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options to purchase an aggregate of up to 2,000,000 shares of Common Stock. The 2002 Stock Option Plan permits the grant of options to key employees, consultants and directors of the Company. The exercise price of the incentive stock options is required to be at least equal to 100% of the fair market value of the Company’s common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company’s common stock on the date of grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% shareholder). The vesting for each option holder is set forth in the individual option agreements and is generally a three year period. The 2002 Stock Option Plan honors all of the stock options outstanding under the Company’s 2000 and 1994 Stock Option Plans, as amended (the “Plan”).

Information with respect to incentive and non-qualified stock options issued under both plans are as follows:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	2,456,100	$1.55	1,672,500	$1.20	479,300	$0.98
Granted	799,500	2.51	813,100	2.20	1,292,800	1.29
Exercised	(274,500)	0.88	(21,200)	0.90	(64,300)	1.31
Expired	(130,300)	1.70	(8,300)	1.60	(35,300)	1.01
Outstanding at end of period	2,850,800	1.88	2,456,100	1.55	1,672,500	1.20
Options exercisable at end of period	2,070,100	$1.69	1,485,100	$1.38	743,300	$1.12
Weighted average fair value of options granted during the period	$1.05		$1.58		$1.24

The weighted average remaining contractual life of options outstanding at December 31, 2003 was 6.7 years. The range of exercise prices of options outstanding at December 31, 2003 was $0.25 to $2.87.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the stock options outstanding at December 31, 2003:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Life (years)	Number of Shares	Weighted - Average Exercise Price
$0.25 - 1.00	101,000	$0.75	4.53	101,000	$0.75
1.02 - 1.99	1,163,900	1.34	7.21	1,163,900	1.34
2.20 - 2.87	1,585,900	2.35	6.38	805,200	2.30

	2,850,800			2,070,100

16.    Warrants:

The Company has issued warrants to certain parties to purchase its Common Stock in connection with certain debt and equity transactions. The range of exercise prices for warrants outstanding at December 31, 2003 was $0.02 to $3.28.

Information with respect to warrants issued is as follows:

	2003		2002		2001
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning of period	2,475,800		2,277,300		2,467,100
Granted	2,009,700	$3.28	198,500	$0.02	31,100	$0.02
Exercised	42,500	0.75	—	—	220,900	0.72
	429,000	0.72	—	—	—	—
	400,000	0.25	—	—	—	—
	114,800	0.02	—	—	—	—
Expired	—		—		—
Retired	1,134,200		—		—

Outstanding at end of period	2,365,000		2,475,800		2,277,300

17.    Fair value of financial instruments:

Accounts receivable, accounts payable, accrued expenses convertible notes, convertible preferred stock, warrants and other current assets and liabilities are carried at amounts which reasonably approximate their fair value. The estimated fair value of the Company’s variable rate debt approximates its carrying value of $291,700.

18.    Statement of cash flows—supplemental disclosures:

During 2003, 2002, and 2001, the Company paid income taxes of $255,000, $208,300, and $23,000, respectively. The Company paid interest of $519,800, $672,900, and $165,000 during those same periods.

19.    Business segments and major customers:

Business segments:

The Company has two reportable segments, ABS and Analex. The Homeland Security Group, and the Systems Engineering Group have been aggregated to form the reportable segment Analex. This aggregation is

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31
	2003	2002	2001
Revenues:
ABS	$3,799,600	$6,803,000	$4,761,300
Analex	62,326,700	52,514,000	17,174,700

Total revenues	$66,126,300	$59,317,000	$21,936,000

Interest expense:
ABS	$—	$—	$—
Analex	519,800	1,018,300	225,200

Total interest expense	$519,800	$1,018,300	$225,200

Depreciation and amortization expense:
ABS	$28,400	$31,000	$47,300
Analex	540,900	388,000	476,900

Total depreciation and amortization expense	$569,300	$419,000	$524,200

Income tax expense:
ABS	$—	$—	$—
Analex	320,900	149,100	19,600

Total income tax expense	$320,900	$149,100	$19,600

Net income (loss):
ABS	$(143,100)	$365,200	$186,200
Analex	2,889,500	1,991,400	9,800

Total net income (loss)	$2,746,400	$2,356,600	$196,000

Assets:
ABS	$658,300	$1,920,800	$1,017,200
Analex	42,973,800	28,863,400	24,607,900

Total assets	$43,632,100	$30,784,200	$25,625,100

Fixed assets, net:
ABS	$6,800	$83,600	$116,400
Analex	546,100	133,100	144,200

Total fixed assets, net	$552,900	$216,700	$260,600

Costs of revenues:
ABS	$3,944,000	$6,437,900	$4,565,700
Analex	51,826,400	43,998,800	13,592,100

Total costs of revenues	$55,770,400	$50,436,700	$18,157,800

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers:

Gross revenue from contracts and subcontracts with U.S. government agencies amounted to $65,672,400, $58,059,000, and $21,885, in 2003, 2002 and 2001, respectively.

Revenues earned on sales to the Company’s major customers are as follows:

Year	Department of Defense	NASA
2003	$29,247,300	$35,253,100
2002	30,668,000	27,488,400
2001	14,019,000	2,412,000

Selected quarterly information (Unaudited):

The following is a summary of the quarterly results of operations for the years 2003 and 2002:

	Quarter Ended:
	31-Mar-03	30-Jun-03	30-Sep-03	31-Dec-03
Revenues	$16,631,200	$16,602,900	$16,589,800	$16,302,400
Costs of Revenues	13,860,100	13,922,800	14,091,000	13,896,500
Operating Income	1,139,900	1,026,700	895,900	524,600
Net Income	735,400	674,200	581,000	462,800
Net Income per share, basic	$0.05	$0.05	$0.04	$0.03
Shares used in per share calculation, basic	14,445,356	14,577,663	14,971,765	14,747,777
Net Income per share, diluted	$0.04	$0.04	$0.03	$0.03
Shares used in per share calculation, diluted	17,565,684	17,169,313	17,811,841	17,319,623

	Quarter Ended:
	31-Mar-02	30-Jun-02	30-Sep-02	31-Dec-02
Revenues	$13,035,500	$12,928,200	$16,318,600	$17,034,700
Costs of Revenues	11,028,900	11,231,100	13,800,100	14,376,600
Operating Income	673,100	450,000	1,193,300	1,207,600
Net Income	395,200	204,400	914,000	843,000
Net Income per share, basic	$0.03	$0.01	$0.06	$0.06
Shares used in per share calculation, basic	14,385,725	14,395,177	14,238,707	14,221,237
Net Income per share, diluted	$0.02	$0.01	$0.05	$0.05
Shares used in per share calculation, diluted	16,796,764	16,997,139	17,013,845	17,077,120