Form 10-Q
period 2004-03-31
ANALEX CORP
filed 2004-05-17
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes ☐    No ☒

As of May 10, 2004, 13,416,789 shares of the common stock of the registrant were outstanding.

ANALEX CORPORATION

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004 (unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,774,500	$14,177,500
Accounts receivable, net	13,924,200	10,719,400
Deferred tax asset	226,800	150,000
Prepaid expenses and other	387,500	483,600

Total current assets	26,313,000	25,530,500

Fixed assets, net	552,800	552,900
Contract rights and other intangibles, net	1,603,800	1,753,000
Goodwill	15,281,600	15,281,600
Other assets	484,800	514,100

Total other assets	17,923,000	18,101,600

Total assets	$44,236,000	$43,632,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004 (unaudited)	December 31, 2003
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,326,300	$776,200
Note payable - bank term note	700,000	700,000
Notes payable - other	949,200	1,487,400
Other current liabilities	6,399,500	5,463,500

Total current liabilities	9,375,000	8,427,100

Note payable - bank term note	1,225,000	1,341,700
Notes payable - other	695,500	1,209,300
Convertible debt	3,333,400	2,881,400
Other	32,900	43,800

Total long-term liabilities	5,286,800	5,476,200

Total liabilities	14,661,800	13,903,300

Commitments and contingencies
Series A convertible preferred stock	1,173,800	236,300
Shareholders’ equity:
Common stock $.02 par; authorized 65,000,000 shares; issued and outstanding - March 31, 2004, 13,061,175 shares and December 31, 2003, 13,036,666 shares	261,200	260,700
Additional paid in capital	28,590,300	28,519,100
Warrants outstanding	5,762,900	5,762,900
Accumulated other comprehensive loss	(32,900)	(43,800)
Accumulated deficit	(6,181,100)	(5,006,400)

Total shareholders’ equity	28,400,400	29,492,500

Total liabilities, convertible preferred stock and shareholders’ equity	$44,236,000	$43,632,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	March 31, 2004	March 31, 2003
Revenues	$17,110,100	$16,631,200
Operating costs and expenses:
Costs of revenue	14,451,700	13,860,100
Selling, general and administrative	1,909,800	1,531,000
Amortization of intangible assets	149,200	100,200

Total operating costs and expenses	16,510,700	15,491,300

Operating income	599,400	1,139,900

Other income (expense):
Interest income	13,300	1,100
Interest expense	(701,100)	(112,400)

Total other expense, net	(687,800)	(111,300)

Income (loss) before income taxes	(88,400)	1,028,600
Provision (benefit) for income taxes	(76,300)	293,200

Net income (loss)	$(12,100)	$735,400
Dividends on convertible preferred stock	(225,000)	—
Accretion of convertible preferred stock	(937,500)	—

Net income (loss) available to common shareholders	$(1,174,600)	$735,400

Net income (loss) per share:
Basic	$(0.09)	$0.05

Diluted	$(0.09)	$0.04

Weighted average number of shares:
Basic	13,044,691	14,445,356

Diluted	13,044,691	17,565,684

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income (loss)	$(12,100)	$735,400

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	46,500	24,300
Amortization of intangible assets	149,200	100,200
Amortization of debt discount and deferred financing costs	482,900	—
Stock-based compensation expense	—	3,800
Write-off of patent related costs	—	6,500
Changes in operating assets and liabilities:
Accounts receivable, net	(3,204,800)	(731,500)
Deferred tax asset	(76,800)	—
Prepaid expenses and other	96,100	(12,700)
Other assets	(1,600)	3,300
Accounts payable	550,100	(1,654,500)
Other current liabilities	711,000	207,000

Net cash used in operating activities	(1,259,500)	(1,318,200)

Cash flows from investing activities:
Property additions	(46,500)	(45,500)
Intangible additions	—	(4,000)

Net cash used in investing activities	(46,500)	(49,500)

Cash flows from financing activities:
Proceeds from borrowings on bank and other loans	—	1,829,000
Proceeds from stock options and warrants exercised	71,700	10,300
Payments on bank and other loans	(1,168,700)	(708,200)

Net cash provided by (used in) financing activities	(1,097,000)	1,131,100

Net decrease in cash and cash equivalents	(2,403,000)	(236,600)
Cash and cash equivalents at beginning of period	14,177,500	301,800

Cash and cash equivalents at end of period	$11,774,500	$65,200

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business Groups

Analex Corporation (the “Company”) provides information technology and systems engineering services to the United States government through two groups: the Homeland Security Group, supporting intelligence systems; and the Systems Engineering Group, supporting the development of space-based systems, the operation of terrestrial assets, and the launch of unmanned rockets by NASA under the Company’s Expendable Launch Vehicle Integrated Support (“ELVIS”) contract. In addition, its Advanced Biosystems Inc. subsidiary (“ABS”) is engaged in biomedical research for broad spectrum defenses against toxic agents capable of being used as bioterrorist weapons, such as anthrax and smallpox (See note 11).

The Homeland Security Group has accounted for approximately 42% of the Company’s 2004 year-to-date revenue. This group provides engineering, scientific and information technology services and solutions to assist in the development, implementation and support of intelligence systems. Analex provides these services to the intelligence community, including the National Reconnaissance Office, the National Security Agency, the Department of Defense, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman.

The Systems Engineering Group has accounted for approximately 55% of the Company’s 2004 year-to-date revenues. This group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle engineering, space systems development, and ground support for space operations.

ABS has accounted for approximately 3% of the Company’s 2004 year-to-date revenues. ABS pursues research in the areas of defenses against, and treatments for, biological warfare agents and other infectious diseases. ABS also provides consulting services regarding biological weapons, threats, and defensive strategies.

2.	Basis of Presentation

The interim consolidated financial statements for the Company are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”) filed with the Securities and Exchange Commission on March 30, 2004.

The Company pursues acquisitions to complement its Analex segment. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, the direct costs associated with these acquisitions are accounted for as additional purchase consideration. Costs associated with transactions for which we discontinue our pursuit are expensed in the period in which the transaction is abandoned.

3.	Debt

On November 2, 2001, to finance the acquisition of Analex, the Company entered into a Credit Agreement (“Credit Agreement”) with Bank of America, N.A. The Credit Agreement originally provided the Company with a $4,000,000 revolving credit facility (the “Credit Facility”) through November 2, 2006 and a five-year $3,500,000 term loan (“Term Loan”). The Credit Facility has an annual renewal occurring April 30 of each year. To fund additional working capital requirements generated by the award of the ELVIS contract, the Company negotiated an increase of the Credit Facility to $8,000,000 in August 2002. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of March 31, 2004, the Credit Facility and Term Loan balances were zero and $1,925,000, respectively. The interest rate at March 31, 2004 was 3.59% for the Credit Facility and 4.10% for the Term Loan.

Upon the Closing of the Pequot Transaction, Bank of America and the Company entered into a modification of the Credit Agreement amending financial covenant requirements including the total funded debt to EBITDA ratio and the fixed charge coverage ratio. As of March 31, 2004, the Company was in compliance with these covenants. The Credit Agreement also restricts the Company’s ability to dispose of properties, incur additional indebtedness, pay dividends (except to holders of the Series A Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility and

Term Loan are secured by the accounts receivable and other assets of the Company.

The Company’s $3.5 million Term Loan from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. In January 2002, the Company entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt, now totaling $1,600,000,was swapped into a fixed rate obligation at 4.25%. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The total effective interest rate on the swapped portion of the Term Loan amounted to 7.25% at March 31, 2004.

The Company’s comprehensive loss available to common shareholders for the three months ended March 31, 2004 was $1,163,700 which includes the net loss available to common shareholders of $1,174,600 and other comprehensive income of $10,900 arising from the interest rate swap. The Company’s comprehensive income for the three months ended March 31, 2003 was $742,600, which includes net income of $735,400 and other comprehensive income of $7,200 arising from the interest rate swap.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
Net income (loss) available to common shareholders	($1,174,600)	$735,400
Weighted average shares outstanding	13,044,691	14,445,356
Effect of dilutive securities:
Warrants	—	1,956,858
Employee stock options	—	1,163,470
Diluted weighted average shares outstanding	13,044,691	17,565,684
Basic earnings per share	($0.09)	$0.05
Diluted earnings per share	($0.09)	$0.04

Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

5.	Stock-based compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The following table is a computation of the proforma earnings had the Company accounted for stock option grants based on their fair value as determined under SFAS No. 123:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income (loss) available to common shareholders, as reported	$(1,174,600)	$735,400
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	—	2,700
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	514,500	557,100
Pro forma net income (loss)	$(1,689,100)	$181,000
Earnings per share:
Basic as reported	$(0.09)	$0.05
Diluted as reported	$(0.09)	$0.04
Basic pro forma	$(0.13)	$0.01
Diluted pro forma	$(0.13)	$0.01

6.	Concentration of Business

Almost all of the Company’s revenues are derived either directly from the U.S. government as prime contractor or indirectly as a subcontractor to other government prime contractors. Approximately 55% of the Company’s 2004 year-to-date revenues have been derived, directly and indirectly, from NASA. Approximately 43% of the Company’s 2004 year-to-date revenues have been derived from various Department of Defense agencies.

7.	Pequot Transaction

On December 9, 2003, the Company consummated the transaction contemplated by the Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement (the “Pequot Purchase Agreement”) by and between the Company and Pequot Private Equity Fund III, L.P., a Delaware limited partnership, and Pequot Offshore Private Equity Partners III, L.P., a Cayman Islands limited partnership (“Pequot”). The Company:

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

Upon issuance of the Series A Preferred Stock, the Company allocated relative fair value of $3,857,600 to the preferred warrants and recorded a beneficial conversion charge of $11,142,400. These amounts are being recorded as accretion of Series A Preferred Stock over the period to the earliest redemption date which is December 9, 2007. For the three months ended March 31, 2004, the Company recorded $937,500 of accretion related to those charges.

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

The Convertible Notes may not be prepaid prior to June 9, 2005 without the consent of the holders of a majority of the outstanding principal amount of the Convertible Notes. Any subsequent prepayment will be made, at the option of the Convertible Note holders, either in cash in an amount equal to the outstanding principal plus the net present value of interest to maturity discounted at 7% per annum; or by conversion of the principal into shares of Series A Preferred Stock and the payment of interest in cash or in shares of Series A Preferred Stock. Holders of the Convertible Notes may convert the outstanding principal and accrued interest on the Notes into Series A Preferred Stock at any time. The conversion price for the Convertible Notes is $3.01 per share. The Company may cause the automatic conversion of the Convertible Notes into Common Stock if, any time following June 9, 2005, the average closing price for the Common Stock over a 20 consecutive trading day period exceeds $5.58 per share.

The Company’s obligations under the Convertible Notes are secured by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. Such obligations are subordinated to the rights of the Company’s present and future senior secured lenders.

Upon issuance of the Convertible Notes, the Company allocated fair value of $1,905,300 to the note warrants and recorded a beneficial conversion charge of $5,327,200. The discount created by these charges is being amortized to interest expense over the life of the Convertible Notes. For the three months ended March 31, 2004, the Company recognized $452,000 of amortization of that discount. The unamortized discount as of March 31, 2004 was $4,761,300.

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

Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. As of March 31, 2004, the maximum amount payable under the terms of the guaranteed shares was $3,428,600. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of March 31, 2004, no amounts were accrued under the guarantee.

9.	Business Segments

The Company has two reportable segments, Analex and ABS. The Analex segment consists of the Homeland Security Group and the Systems Engineering Group. Each of the operating segments provides engineering, information technology, medical research or technical services to federal government agencies or major defense contractors. The reportable segments are distinguished by their individual clients, prior experience and technical skills.

Operating results are measured at the net income level for each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in Note 2 to the 2003 Form 10-K. The Company’s corporate amounts consist primarily of certain activities and assets not attributable to the reportable segments.

	THREE MONTHS ENDED March 31, 2004	THREE MONTHS ENDED March 31, 2003
	(unaudited)	(unaudited)
Revenues:
ABS	$478,600	$1,353,000
Analex	16,631,500	$15,278,200
Total revenues:	$17,110,100	$16,631,200
Net income:
ABS	$(29,900)	$86,400
Analex	17,800	649,000
Total net income:	$(12,100)	$735,400
Assets:
ABS	$423,800	$1,625,000
Analex	43,812,200	29,582,100
Total assets:	$44,236,000	$31,207,100

10.	Litigation and Claims

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

11.	Subsequent Events

Subsequent to March 31, 2004 the Company’s Board of Directors decided to sell or otherwise divest its ABS subsidiary no later than December 31, 2004. ABS will therefore be treated as discontinued operations for accounting purposes beginning the fiscal quarter ended June 30, 2004.

On May 6, 2004 the Company entered into an agreement to acquire Beta Analytics, Inc. (BAI), a security and intelligence support services firm, primarily providing services to federal government agencies and organizations. Consideration for the transaction will consist of approximately $26 million in cash and approximately 1.8 million shares of Analex’s unregistered common stock. The agreement contains customary closing conditions, including regulatory approval.

Also on May 6, 2004, the Company entered into a binding commitment letter with Pequot under which Pequot will provide Analex with $6.5 million of investment capital in the form of convertible debt. The convertible debt will be converted into new Series B Preferred Stock upon stockholders’ approval. A significant portion of the proceeds will be used as consideration for the acquisition of BAI.

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

Sales to U.S. federal government agencies and their prime contractors represented approximately 99.5% of our total net sales during the three months ended March 31, 2004 and 98% during the three months ended March 31, 2003. The Department of Defense accounted for approximately 43% and 45% of our revenues in the three months ended March 31, 2004 and 2003, respectively. With the acquisition of the former Analex Corporation in November 2001, NASA became our largest customer, generating 55% and 52% of our revenues for the three months ended March 31, 2004 and 2003, respectively. Approximately 20% of our revenue and 156% of our operating income for the three months ended March 31, 2004 came from one prime contract with an agency within the Department of Defense. Approximately 32% of our revenue for the three months ended March 31, 2004 came from one prime contract with NASA, which has a potential nine-year and four-month contract term if all options are exercised. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.

In the three months ended March 31, 2004, a majority of our revenues were generated as a prime contractor to the federal government. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with stronger client relationships. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenues for the following periods:

	Three months ended March 31,
	2004	2003
Prime contract revenue	59%	58%
Subcontract revenue	41%	42%

Total revenue	100%	100%

We have two reportable segments: (1) Analex, which is engaged in professional services related to information technology and systems engineering for the U.S. government, primarily NASA and the Department of Defense, and (2) Advanced Biosystems (ABS), which is engaged in biomedical research for medical defenses against toxic agents capable of being used as bioterrorist weapons, such as anthrax and smallpox. The Analex segment consists of two business groups: the Homeland Security Group and the Systems Engineering Group. The Homeland Security Group provides information technology services, systems integration, hardware and software engineering and independent quality assurance in support of the U.S. intelligence community and Department of Defense. We expect our Homeland Security Group to benefit from the country’s shifting priorities and new emphasis on enhanced intelligence capabilities. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors such as Lockheed Martin and Northrop Grumman.

Our services are provided under three types of contracts: cost-plus-fees, time-and-materials, and fixed price contracts.

•	Cost-plus-fees contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish a ceiling amount that the contractor may not exceed without the approval of the contracting officer. If our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs.

•	Time-and-material contracts provide for acquiring services on the basis of director labor hours at specified fixed hourly rates. Profit margins on time-and-materials contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to such contracts. We assume the risk that costs of performance may exceed the negotiated hourly rates.

•	Fixed price contracts provide for delivery of products or services for a price that is negotiated in advance on the basis of the contractor’s costs experiences. The price is not subject to any adjustment and that means we assume the financial risk of costs overruns. If the costs exceed the estimates, profit margins decrease and a loss may be realized on the contract.

The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the past two years:

	Three months ended March 31,
	2004	2003
Cost plus fees	48%	53%
Time and materials	37%	34%
Fixed price	15%	13%

Total	100.0%	100.0%

Our objective is to grow sales organically and through acquisitions. In order to assist in accomplishing this objective, we have continued to increase our sales, general and administrative expenditures so as to increase our efforts in new business development and to provide the necessary infrastructure to support rapid growth from organic growth and from acquisitions. It is also our objective to increase our operating profit margins.

Our ABS segment, focusing on biodefense research, is dependent upon continued funding of its research efforts from various governmental agencies. New sources of funding for ABS have been identified, however, these new contracts are at a substantially decreased level of effort and shorter duration than our previous contracts. At this time, we are uncertain of our ability to continue to obtain funding sources for ABS. Subsequent to March 31, 2004, the Board of Directors decided to sell or otherwise divest of ABS no later than December 31, 2004. ABS will therefore be treated as discontinued operations for accounting purposes beginning the fiscal quarter ended June 30, 2004.

In addition, one of our key strategies following the Pequot Transaction in December 2003 is to pursue growth through acquisitions. We plan to selectively acquire companies that complement and enhance our existing businesses, and are currently reviewing potential targets. We anticipate that we will need to obtain additional financing through sale of equity and debt securities to fund our acquisitions. Subsequent to March 31, 2004, the Company entered into an agreement to acquire Beta Analytics, Inc. (BAI) and entered into a binding commitment letter with Pequot under which Pequot will provide the Company with $6.5 million of investment capital in the form of convertible debt.

The Company’s backlog of orders, based on remaining contract value, believed to be firm as of March 31, 2004 was approximately $176 million, of which approximately $175.5 million was attributable to the Analex segment and $0.5 million was attributable to ABS. The portion of the total backlog expected to be realized within 2004 is $68 million. Funded backlog as of March 31, 2004 was approximately $33 million, of which approximately $0.1 million was attributable to the ABS segment. Included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

All of our U.S. government contracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. government. Multi-year

U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004

TO THE THREE MONTHS ENDED MARCH 31, 2003

	Three Months Ended March 31,
	2004		2003
Revenues	$17,110,100	100%	16,631,200	100%
Operating costs and expenses:
Costs of revenues	14,451,700	84.4	13,860,100	83.3
Selling, general and administrative	1,909,800	11.2	1,531,000	9.2
Amortization of intangible assets	149,200	1.0	100,200	0.6

Total operating costs and expenses	16,510,700	96.5	15,491,300	93.1

Operating income	599,400	3.4	1,139,900	6.9
Interest expense, net	687,800	4.0	111,300	0.7

Income (loss) before income taxes	(88,400)	(0.5)	1,028,600	6.2
Provision (benefit) for income taxes	(76,300)	(0.4)	293,200	1.8

Net income (loss)	(12,100)	(0.1)	735,400	4.4
Dividends on convertible preferred stock	225,000	1.3	—	—
Accretion of convertible preferred stock	937,500	5.5	—	—

Net income (loss) available to common shareholders	($1,174,600)	(6.9%)	$735,400	4.4%

REVENUES AND PERCENT OF REVENUES BY SEGMENT

	Three Months Ended March 31,
	2004		2003
Analex Segment
Homeland Security Group	$7,221,400	42%	$6,684,100	40%
Systems Engineering Group	9,410,000	55%	8,594,100	52%
ABS Segment	478,700	3%	1,353,000	8%
Total	$17,110,100	100%	$16,631,200	100%

PERCENTAGE REVENUE GROWTH QUARTER OVER QUARTER BY SEGMENT

2004 vs. 2003
Analex Segment
Homeland Security Group	8%
Systems Engineering Group	9.5%
ABS Segment	-65%
Total	3%

Revenues for the three months ended March 31, 2004 were $17.1 million, an increase of $0.5 million from the $16.6 million in revenues for the three months ended March 31, 2003. This increase is primarily due to increases in revenues in the Homeland Security Group and the Systems Engineering Group, offset by a decrease in revenues in ABS. Revenues of the Homeland Security Group increased 8.0%, or approximately $0.5 million, due to growth in services provided to the intelligence community and related agencies. Revenues of the Systems Engineering Group increased 9.5%, or approximately $0.8 million primarily due to an approximate $0.5 million increase in revenues under the ELVIS contract, as compared to the first quarter of 2003. In addition, under the Glenn Engineering Support Services contract with NASA, revenues increased approximately $0.5 million as compared to the same period of 2003 due to additional tasking from the customer. These increases were offset by a reduction in revenues of $0.3 million due to the planned step-down in activities under the Microgravity Research Development and Operations contract with NASA related to designing and building experiments to be run on the International Space Station. In addition, ABS experienced a $0.9 million, or 65%, decline in revenues.

Costs of revenue for the quarter ended March 31, 2004 were $14.5 million, an increase of $0.6 million from the same period of the prior year. The increase is due to the costs of revenue generated by growth in the Homeland Security and Systems Engineering Group. Costs of revenue as a percentage of revenues were approximately 84% for the quarter ended March 31, 2004 and 83% for the same period of 2003.

Selling, general and administrative expenses totaled $1.9 million for the quarter ended March 31, 2004, compared with $1.5 for the same period of the prior year. This 25% increase is due to investments made to expand the Company’s infrastructure and management team to accommodate an expected increase in the scope of business operations from acquisitions later this year.

Operating income for the three months ended March 31, 2004 was $0.6 million, compared to operating income of $1.1 million for the period ended March 31, 2003. This $0.5 million decrease is primarily attributable to the increase in selling, general and administrative expenses discussed in the previous paragraph.

Interest expense totaled $0.7 million for the quarter ended March 31, 2004, compared with $0.1 million for the same period in the prior year. The $0.6 million increase is due to cash and non-cash interest expense related to the convertible debt issued as part of the Pequot investment. Cash interest payments on the convertible debt were $0.2 million and non-cash amortization recorded as interest expense was $0.5 million.

Income tax benefit for the quarter ended March 31, 2004 was $0.08 million, compared with $0.3 million expense for the same period in the prior year. The Company received a tax benefit due to the net loss incurred during the quarter ended March 31, 2004. The Company will experience an increase in the effective tax rate in 2004. This increase is due to the recognition of certain amortization costs related to the Pequot Transaction which are not deductible for tax purposes, in addition to the Company consuming all net operating loss carryforwards during 2003.

In the quarter ended March 31, 2004, the Company recorded a net loss of approximately $0.01 million and EBITDA, as defined below, of $0.8 million, after add-backs for interest of $0.7 million, depreciation of $0.05 million, amortization of $0.15 million, and income tax benefit of $0.08 million. EBITDA as a percent of revenue was 4.6% for the quarter ended March 31, 2004, compared to 7.6% for the quarter ended March 31, 2003.

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

CAPITAL RESOURCES AND LIQUIDITY

While the Company experienced decreased net income on a quarterly comparison to 2003, the majority of the decrease relates to amortization charges associated with the Pequot investment. Borrowing availability under the Company’s Credit Facility continues to be sufficient to fund normal operations.

Working capital at March 31, 2004 decreased by $0.2 million from December 31, 2003 primarily due to an increase in trade accounts payable and other current liabilities.

Net cash used in operating activities during the three months ended March 31, 2004 and 2003 was $1.3 million.

Net cash used in investing activities during the three months ended March 31, 2004 and 2003 was $0.05 million. Net cash used in investing activities during both periods was primarily used for fixed asset purchases.

On November 2, 2001, to finance the acquisition of Analex, the Company entered into the Credit Agreement which originally provided the Company with a $4,000,000 Credit Facility through November 2, 2006 and a five-year $3,500,000 Term Loan. The Credit Facility has an annual renewal occurring April 30 of each year. To fund additional working capital requirements generated by the award of the ELVIS contract, the Company negotiated an increase of the Credit Facility to $8,000,000 in August 2002. The principal amount of the Term Loan is amortized in sixty equal monthly payments of $58,333. Interest on each of the facilities is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of March 31, 2004, the Credit Facility and the Term Loan balances were zero and $1,925,000, respectively. The interest rate at March 31, 2004 was 3.59% for the Credit Facility and 4.10% for the Term Loan.

Upon the Closing of the Pequot Transaction, Bank of America and the Company entered into a modification of the Credit Agreement amending financial covenant requirements including the total funded debt to EBITDA ratio and the fixed charge coverage ratio. As of March 31, 2004, the Company was in compliance with these covenants. The credit agreement also restricts our ability to dispose of properties, incur additional indebtedness, pay dividends (except to holders of the Series A Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility and Term Loan are secured by the accounts receivable and other assets of the Company.

Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. As of March 31, 2004, the maximum amount payable under the terms of the guaranteed shares was $3,428,600. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of March 31, 2004, no amounts were accrued under the guarantee.

Pequot Transaction

On December 9, 2003, the Company consummated the transaction contemplated by the Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement (the “Pequot Purchase Agreement”) by and between the Company and Pequot Private Equity Fund III, L.P., a Delaware limited partnership, and Pequot Offshore Private Equity Partners III, L.P., a Cayman Islands limited partnership (“Pequot”). The Company:

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

The Convertible Notes may not be prepaid prior to June 9, 2005 without the consent of the holders of a majority of the outstanding principal amount of the Convertible Notes. Any subsequent prepayment will be made, at the option of the Convertible Note holders, either in cash in an amount equal to the outstanding principal plus the net present value of interest to maturity discounted at 7% per annum; or by conversion of the principal into shares of Series A Preferred Stock and the payment of interest in cash or in shares of Series A Preferred Stock. Holders of the Convertible Notes may convert the outstanding principal and accrued interest on the Notes into Series A Preferred Stock at any time. The conversion price for the Convertible Notes is $3.01 per share. The Company may cause the automatic conversion of the Convertible Notes into Common Stock if, any time following June 9, 2005, the average closing price for the Common Stock over a 20 consecutive trading day period exceeds $5.58 per share.

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

Readers of this report should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q. We assume no obligation to update any such forward-looking statements.

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

The Company’s $3.5 million term loan facility from Bank of America carries interest comprised of two components: floating-rate LIBOR plus a credit performance margin. The Company entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR was swapped into a fixed rate obligation at 4.25% beginning in January 2002. The

Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The total effective interest rate on the swapped portion of the Term Loan amounted to 7.25% at March 31, 2004.

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

The notional value of the interest rate swap declines as the amount of the Term Loan is paid down. At March 31, 2004 the notional value of the swap was $1,600,000. Increases in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt, which includes the portion of the term note not covered by the interest rate swap agreement and the Credit Facility. For example, a 100 basis points increase in interest rates would increase annual interest expense by $3,250, based on debt levels at March 31, 2004.

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2004, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. in the Maryland Circuit Court for Prince George’s County, alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. Management believes that the allegation is without merit and is vigorously contesting the complaint. Management believes and will assert that it validly exercised its contractual right to terminate the subcontract for Analex’s convenience and that termination of Swales occurred only after NASA was informed of Swales’ cost overruns and negotiations with Swales failed to yield an acceptable alternative. The Company will assert that Swales entered into the subcontract after it had hired incumbent ELVIS personnel at cost-prohibitive rates, knowing that its actual costs would greatly exceed the subcontract’s funding limitations. Under the complaint, Swales is seeking damages in excess of $4.0 million. Management believes that any liability that may ultimately result from the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Stock Purchase Agreement by and among Analex Corporation, Beta Analytics, Inc. and other parties named in the agreement dated May 6, 2004.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

A current Report on Form 8-K, dated February 25, 2004 and filed with the Securities and Exchange Commission on March 1, 2004, reported that the Company had appointed a new member to the Board of Directors and the Audit Committee and reported its financial results for the fourth fiscal quarter and fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: May 14, 2004

Analex Corporation (Registrant)

By:	/S/ Sterling E. Phillips, Jr.	By:	/S/ Ronald B. Alexander

	Sterling E. Phillips, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)		Ronald B. Alexander Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)