Form 10-Q
period 2004-06-30
ANALEX CORP
filed 2004-08-16
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of August 11, 2004, 15,292,512 shares of the common stock of the registrant were outstanding.

ANALEX CORPORATION

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004 (unaudited)	December 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$1,276,900	$14,177,500
Accounts receivable, net	20,303,800	10,068,100
Deferred tax asset	556,100	150,000
Prepaid expenses and other	643,300	483,600
Current assets of business held for sale	93,200	658,100

Total current assets	22,873,300	25,537,300

Fixed assets, net	1,108,400	546,100
Contract rights and other intangibles, net	7,353,500	1,753,000
Goodwill	41,648,100	15,281,600
Other assets	874,000	514,100

Total other assets	50,984,000	18,094,800

Total assets	$73,857,300	$43,632,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004 (unaudited)	December 31, 2003
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$915,700	$736,200
Note payable - line of credit	8,254,700	—
Note payable - convertible note	8,398,700	—
Note payable - bank term note	—	700,000
Notes payable - other	953,900	1,487,400
Other current liabilities	8,870,000	5,387,500
Current liabilities of business held for sale	93,200	116,000

Total current liabilities	27,486,200	8,427,100

Note payable - bank term note	—	1,341,700
Notes payable - other	651,700	1,209,300
Deferred tax liability	2,325,300	—
Convertible note	3,785,500	2,881,400
Other	17,700	43,800

Total long-term liabilities	6,780,200	5,476,200

Total liabilities	34,266,400	13,903,300

Commitments and contingencies

Series A convertible preferred stock	2,112,900	236,300

Shareholders’ equity:

Common stock $.02 par; authorized 65,000,000 shares; issued and outstanding - June 30, 2004, 15,292,512 shares and December 31, 2003, 13,036,666 shares	305,900	260,700
Additional paid in capital	38,725,200	28,519,100
Warrants outstanding	6,482,800	5,762,900
Accumulated other comprehensive loss	(17,700)	(43,800)
Accumulated deficit	(8,018,200)	(5,006,400)

Total shareholders’ equity	37,478,000	29,492,500

Total liabilities, convertible preferred stock and shareholders’ equity	$73,857,300	$43,632,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(unaudited)
Revenues	$22,215,200	$15,425,200	$38,846,600	$30,703,500
Operating costs and expenses:
Costs of revenue	17,357,200	12,924,600	31,408,600	25,731,500
Selling, general and administrative	2,552,500	1,432,800	4,353,900	2,750,500
Amortization of intangible assets	277,300	104,300	426,500	204,500

Total operating costs and expenses	20,187,000	14,461,700	36,189,000	28,686,500

Operating income	2,028,200	963,500	2,657,600	2,017,000

Other income (expense):
Interest income	29,600	—	42,900	1,100
Interest expense	(1,698,900)	(84,200)	(2,400,000)	(196,600)

Total other expense, net	(1,669,300)	(84,200)	(2,357,100)	(195,500)

Income from continuing operations before income taxes	358,900	879,300	300,500	1,821,500

Provision for income taxes	459,500	250,300	384,700	518,900

Income (loss) from continuing operations	(100,600)	629,000	(84,200)	1,302,600

Income (loss) from discontinued operations, net of income taxes	(50,700)	45,200	(79,200)	107,000

Loss on disposal of discontinued operations, net of income taxes	(521,800)	—	(521,800)	—

Net income (loss)	(673,100)	674,200	(685,200)	1,409,600

Dividends on convertible preferred stock	(225,000)	—	(450,000)	—
Accretion of convertible preferred stock	(939,100)	—	(1,876,600)	—

Net income (loss) available to common shareholders	$(1,837,200)	$674,200	$(3,011,800)	$1,409,600

Net income (loss) available to common shareholders per share:
Continuing operations
Basic	$(0.09)	$0.05	$(0.18)	$0.09

Diluted	$(0.09)	$0.04	$(0.18)	$0.07

Discontinued operations
Basic	$(0.04)	$0.00	$(0.04)	$0.01

Diluted	$(0.04)	$0.00	$(0.04)	$0.01

Net income (loss) available to common shareholders:
Basic	$(0.13)	$0.05	$(0.22)	$0.10

Diluted	$(0.13)	$0.04	$(0.22)	$0.08

Weighted average number of shares:
Basic	14,049,715	14,577,663	13,547,203	14,511,875

Diluted	14,049,715	17,169,313	13,547,203	17,496,504

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	June 30 2004	June 30 2003
Cash flows from operating activities:
Net income (loss)	$(685,200)	$1,409,600

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	96,300	37,100
Amortization of intangible assets	426,500	204,500
Amortization of deferred financing costs	1,762,400	—
Loss on disposal of discontinued operations	521,800	—
Stock-based compensation expense	—	7,700
Deferred tax benefit	(556,100)	—
Changes in operating assets and liabilities net of effect of business combination:
Accounts receivable, net	(5,101,100)	366,000
Prepaid expenses and other	962,600	(50,600)
Other assets	(168,900)	28,700
Accounts payable	(88,100)	(1,613,000)
Other current liabilities	1,506,000	1,936,500
Other long term liabilities	(10,200)	—

Net cash provided by (used in) operating activities	(1,334,000)	2,326,500

Cash flows from investing activities:
Property additions	(144,600)	(197,300)
Intangible additions	—	(6,100)
Cash paid for BAI, net of cash acquired	(27,049,200)	—

Net cash used in investing activities	(27,193,800)	(203,400)

Cash flows from financing activities:
Proceeds from borrowings on bank and other loans	6,554,700	1,829,000
Proceeds from stock options and warrants exercised	305,800	59,200
Proceeds from employee stock purchase plan	126,700	—
Proceeds from issuance of Senior Subordinated Notes and warrants	12,000,000	—
Payments on bank and other loans	(3,143,300)	(3,744,200)

Net cash provided by (used in) financing activities	15,843,900	(1,856,000)

Net cash from discontinued operations	(216,700)	323,300

Net (decrease) increase in cash and cash equivalents	(12,900,600)	590,400

Cash and cash equivalents at beginning of period	14,177,500	301,800

Cash and cash equivalents at end of period	$1,276,900	$892,200

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Business Groups

Analex Corporation (the “Company”) provides information technology and systems engineering services to the United States government through two groups: the Homeland Security Group, supporting intelligence systems; and the Systems Engineering Group, supporting the development of space-based systems, the operation of terrestrial assets, and the launch of unmanned rockets by NASA under the Company’s Expendable Launch Vehicle Integrated Support (“ELVIS”) contract. In addition, its discontinued subsidiary, Advanced Biosystems, Inc. (“ABS”), is engaged in biomedical research for broad spectrum defenses against toxic agents capable of being used as bioterrorist weapons, such as anthrax and smallpox. During the second quarter of 2004, the Company decided to divest ABS. Therefore, the results of operations of ABS are reported as discontinued operations for all periods presented herein (see note 12).

The Homeland Security Group accounted for approximately 48% of the Company’s 2004 year-to-date revenue. This group provides engineering, scientific and information technology services and solutions to assist in the development, implementation and support of intelligence systems. Analex provides these services to the intelligence community, including the National Reconnaissance Office, the Missile Defense Agency, the National Security Agency, the Department of Defense, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman.

The Systems Engineering Group accounted for approximately 52% of the Company’s 2004 year-to-date revenues. This group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle engineering, space systems development, and ground support for space operations.

On May 28, 2004, Analex acquired Beta Analytics, Inc. (“BAI”). BAI is reported as a part of the Homeland Security Group. BAI provides information and technology asset protection solutions, intelligence analysis, and security services to federal government and Department of Defense agencies. BAI’s services cover a range of life cycle protection and physical security services specifically in the areas of information protection, physical security, intelligence threat assessment and analysis, technology protection, security management and security education and training.

2. Basis of Presentation

The interim consolidated financial statements for the Company are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”) filed with the Securities and Exchange Commission on March 30, 2004.

The Company pursues acquisitions to complement its business. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, the direct costs associated with these acquisitions are accounted for as additional purchase consideration. Costs associated with transactions for which we discontinue our pursuit are expensed in the period in which the transaction is abandoned.

3. Acquisition of Beta Analytics, Inc.

Under the terms of a Stock Purchase Agreement, dated May 6, 2004, Analex acquired all of the issued and outstanding stock of BAI for approximately (i) $27.7 million in cash, and (ii) 1,832,460 unregistered shares of Analex common stock. These shares were valued at $3.332 per share. This value was determined based on the average closing stock price of the Company’s common stock for the five days prior to the acquisition. Analex financed the cash portion of the consideration for the acquisition through its cash on hand, senior debt from Bank of America, N.A. and new debt in the initial principal amount of $12 million Senior Subordinated Notes (see note 9).

Management believes that the acquisition of BAI will yield additional significant yearly revenues and operating income, enhanced attractiveness to institutional investors and an enhanced ability to compete effectively within the government services industry. Value associated with BAI’s intangible assets including contract rights and customer relationships was the primary factor contributing to a purchase price in excess of net assets acquired. These intangible assets have an estimated useful life of five years.

The acquisition of BAI, which was valued at approximately $35.2 million, was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The financial statements as of June 30, 2004 reflect preliminary estimates of the fair market value for the purchased intangible assets. The allocation of the purchase price is summarized as follows:

Cash purchase price	$27,726,500
Stock purchase price	6,102,100
Transaction fees	1,383,200

35,211,800

Cash	2,060,500
Accounts receivable	5,134,600
Fixed assets	533,300
Intangible assets	6,028,000
Other assets	869,800

Accounts payable	(267,600)
Line of credit	(1,700,000)
Other current liabilities	(152,600)
Other liabilities	(1,336,300)
Deferred tax liability	(2,325,000)

Goodwill	$26,367,100

The unaudited pro forma financial information reflects the results of the Company for the three and six months ended June 30, 2004, as if BAI had been acquired on April 1, 2004 and January 1, 2004, respectively. These combined results are not necessarily indicative of future operating results of the Company.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenues	$29,046,800	$54,002,200
Income from continuing operations	206,200	728,900
Net income (loss)	(366,500)	127,900
Net loss available to common shareholders	(1,530,600)	(2,198,700)
Basic earnings per share available to common shareholders	$(0.11)	$(0.16)
Diluted earnings per share available to common shareholders	$(0.11)	$(0.16)

4. Debt

The Company has a credit agreement with Bank of America, N.A. (“the Credit Facility”). On May 28, 2004, in connection with the acquisition of BAI, the Credit Facility was amended and restated to provide a $20,000,000 revolving credit facility, and the remaining outstanding balance on the Company’s term loan of $1,750,000 was consolidated into the Credit Facility. An uncommitted annual guidance facility not to exceed an additional $20,000,000 is available to fund future acquisitions upon application by the Company and approval by Bank of America. The Credit Facility has an annual renewal occurring April 30 of each year. Interest on the Credit Facility is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of June 30, 2004, the Credit Facility outstanding balance was $8,254,700. The interest rate at June 30, 2004 was 3.84% for the Credit Facility.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of June 30, 2004, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties other than ABS, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is secured by the accounts receivable and other assets of the Company.

In January 2002, the Company entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt, now totaling $1,450,000, was swapped into a fixed rate obligation at 4.25%. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The total effective interest rate on the swapped portion of the revolving credit facility amounted to 6.75% at June 30, 2004.

The Company’s comprehensive loss available to common shareholders for the three months ended June 30, 2004 was $1,822,000 which includes the net loss available to common shareholders of $1,837,200 and other comprehensive income of $15,200 arising from the interest rate swap. The Company’s comprehensive loss for the six months ended June 30, 2004 was $2,985,700, which includes the net loss available to common shareholders of $3,011,800 and other comprehensive income of $26,100 arising from the interest rate swap.

The Company has outstanding a $10,000,000 Convertible Note issued on December 9, 2003 in connection with the Pequot Transaction (see note 8). In connection with the BAI acquisition and the Series B Financing, the Company issued $12,000,000 Senior Subordinated Notes on May 28, 2004 (see note 9).

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Income (loss) from continuing operations	(100,600)	629,000	(84,200)	1,302,600

Income (loss) from discontinued operations, net of income taxes	(50,700)	45,200	(79,200)	107,000
Loss on disposal of discontinued operations, net of income taxes	(521,800)	—	(521,800)	—

Income (loss) from discontinued operations, net of income taxes	(572,500)	45,200	(601,000)	107,000

Net income (loss) available to common shareholders	$(1,837,200)	$674,200	$(3,011,800)	$1,409,600
Weighted average shares outstanding	14,049,715	14,577,663	13,547,203	14,511,875
Effect of dilutive securities:
Warrants	—	1,560,693	—	1,882,978
Employee stock options	—	1,030,957	—	1,101,651

Diluted weighted average shares outstanding	14,049,715	17,169,313	13,547,203	17,496,504
Net income (loss) available to common shareholders per share:
Continuing operations:
Basic	$(0.09)	$0.05	$(0.18)	$0.09
Diluted	$(0.09)	$0.04	$(0.18)	$0.07

Discontinued operations:
Basic	$(0.04)	$0.0	$(0.04)	$0.01
Diluted	$(0.04)	$0.0	$(0.04)	$0.01

Net income (loss) available to common shareholders:
Basic	$(0.13)	$0.05	$(0.22)	$0.10
Diluted	$(0.13)	$0.04	$(0.22)	$0.08

Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

6. Stock-based compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The following table is a computation of the pro forma earnings had the Company accounted for stock option grants based on their fair value as determined under SFAS No. 123:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income (loss) available to common shareholders, as reported	$(1,837,200)	$674,200	$(3,011,800)	$1,409,600
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	—	3,100	—	6,900
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	200,800	65,200	715,300	622,300

Pro forma net income (loss) available to common shareholders	$(2,038,000)	$612,100	$(3,727,100)	$794,200
Earnings per share:
Basic as reported	$(0.13)	$0.05	$(0.22)	$0.10
Diluted as reported	(0.13)	0.04	(0.22)	0.08
Basic proforma	(0.15)	0.04	(0.28)	0.05
Diluted proforma	(0.15)	0.04	(0.28)	0.05

7. Concentration of Business

Almost all of the Company’s revenues are derived either directly from the U.S. government as prime contractor or indirectly as a subcontractor to other government prime contractors. Approximately 47% of the Company’s 2004 year-to-date revenues have been derived from various Department of Defense agencies. Approximately 52% of the Company’s 2004 year-to-date revenues have been derived, directly or indirectly, from NASA.

8. Pequot Transaction

On December 9, 2003, the Company consummated the transactions (the “Pequot Transaction”) contemplated by the Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement by and between the Company and Pequot Private Equity Fund III, L.P., a Delaware limited partnership, and Pequot Offshore Private Equity Partners III, L.P., a Cayman Islands limited partnership (“Pequot”). The Company:

•	issued to Pequot 6,726,457 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $2.23 per share of Series A Preferred Stock, representing an aggregate consideration of approximately $15,000,000;

•	in connection with the issuance and sale of the Series A Preferred Stock, issued warrants (the “Preferred Warrants”) exercisable to purchase the Company’s common stock, par value $.02 per share, at a ratio of one share of common stock for every five shares of common stock issued or issuable upon conversion of the Series A Preferred Stock;

•	issued to Pequot $10,000,000 in aggregate principal amount of the Company’s Secured Subordinated Convertible Promissory Notes (the “Convertible Notes”); and

•	in connection with the issuance and sale of the Convertible Notes, issued warrants (the “Note Warrants,” and together with the Preferred Warrants, the “Warrants”) exercisable to purchase common stock at a ratio of one share of common stock for every five shares of common stock issued or issuable upon conversion of the Convertible Notes.

Series A Preferred Stock

The Series A Preferred Stock bears a cumulative annual dividend of 6%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in an event of default under the Company’s Credit Facility, in additional shares of Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to vote together with all other classes and series of voting stock of the Company on all actions to be taken by the stockholders of the Company. In addition, as long as 50% of the Series A Preferred Stock originally issued remains outstanding, the Company may not take numerous actions without obtaining the written consent of the holders of a majority of the Series A Preferred Stock.

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

Upon issuance of the Series A Preferred Stock, the Company allocated relative fair value of $3,857,600 to the Preferred Warrants and recorded a beneficial conversion charge of $11,142,400. These amounts are being recorded as accretion of Series A Preferred Stock over the period to the earliest redemption date, which is December 9, 2007. For the three months and six months ended June 30, 2004, the Company recorded $0.9 million and $1.9 million, respectively, of accretion related to these charges.

Convertible Notes

The Convertible Notes mature on December 9, 2007. The Convertible Notes bear interest at an annual rate of 7%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in an event of default under the Company’s Credit Facility, such interest will be accrued and added to the outstanding principal.

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

Upon issuance of the Convertible Notes, the Company allocated fair value of $1,905,300 to the Note Warrants and recorded a beneficial conversion charge of $5,327,200. The discount created by these charges is being amortized to interest expense over the life of the Convertible Notes. For the three months and six months ended June 30, 2004, the Company recognized $0.5 million and $0.9 million, respectively, of amortization of that discount. The unamortized discount as of June 30, 2004 was $4.3 million.

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

9. Series B Financing

Pursuant to a Stock Purchase Agreement among the Company and General Electric Pension Trust (“GEPT”), New York Life Capital Partners II, L.P. (“NYL”), Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P., (collectively, “Pequot,” together with GEPT and NYL, collectively, the “Investors”), dated May 28, 2004 (the “Series B Purchase Agreement”), the Company:

•	issued and sold to the Investors convertible secured senior subordinated promissory notes (“Senior Subordinated Notes”) in the aggregate principal amount of $12,000,000 at the time of the closing of the acquisition of BAI on May 28, 2004 (the “First Closing Date”). The Senior Subordinated Notes will be converted into an aggregate of 3,428,571 shares of the Company’s newly designated Series B convertible preferred stock (“Series B Preferred Stock”) upon stockholders approval at the Company’s annual meeting of stockholders; and

•	in connection with the issuance and sale of the Senior Subordinated Notes, issued Common Stock Warrants (“Common Stock Warrants”) to purchase common stock at a ratio of one share of common stock for every five shares of common stock issued or issuable upon conversion of the Series B Preferred Stock issued or issuable upon conversion of the Senior Subordinated Notes.

A significant portion of the funds obtained on the First Closing Date was used to pay the cash portion of the consideration for the acquisition of BAI.

Subject to certain approval rights by the holders of the Series A Preferred Stock and the Series B Preferred Stock, the Series B Purchase Agreement also provides that the Company has an option to require the Investors to purchase up to an additional $25 million of Senior Subordinated Notes or Series B Preferred Stock, with additional Common Stock Warrants (the “Company Option”), at any one or more times on or prior to May 27, 2005 for the purpose of paying the cost of acquisition of the stock or assets of one or more other companies in each case with an acquisition value of at least $10 million.

Senior Subordinated Notes

The Senior Subordinated Notes bear interest at an annual rate of 7%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in a default under the Company’s Credit Facility, accrued and added to the outstanding principal. Upon a payment default, the interest rate on the Senior Subordinated Notes will be increased to 14% per annum during the term of the default.

The outstanding principal and accrued interest on the Senior Subordinated Notes will be automatically converted into Series B Preferred Stock upon stockholders’ approval at the annual meeting. The per share conversion price of the Senior Subordinated Notes is $3.50 (the “Series B Original Issue Price”).

If the Senior Subordinated Notes have not already converted into Series B Preferred Stock, they will mature on the “Maturity Date” which is 120 days from the date of issuance (the “Series B Issue Date”). In the event that stockholders’ approval is not obtained on or before the Maturity Date, (i) the rate of interest payable on the Senior Subordinated Notes will be increased to 14% per annum and will continue to increase 3% per annum (but in no event shall be increased above the rate of interest lawfully payable) for each calendar quarter thereafter that the Senior Subordinated Notes remain unpaid and (ii) the Company will issue to Investors additional warrants to purchase $3.5 million of the Company’s common stock, exercisable at any time following the stockholders’ approval, at an exercise price equal to the Series B conversion price.

The Company’s obligations under the Senior Subordinated Notes are secured by a second lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. These obligations are subordinated only to those under the Credit Facility and are senior to the existing obligations to Pequot under the Convertible Notes. The Company is subject to certain financial and operational covenants.

Upon issuance of the Senior Subordinated Notes, the Company allocated fair value of $720,000 to the Common Stock Warrants based on a preliminary independent valuation, and recorded a beneficial conversion charge of $3,720,000. The discount created by these charges is being amortized to interest expense over the life of the Senior Subordinated Notes. For the three and six months ended June 30, 2004, the Company recognized $0.8 million of amortization of that discount. The unamortized discount as of June 30, 2004 was $3.6 million.

Series B Preferred Stock

An aggregate of 3,428,571 shares of Series B Preferred Stock will be issued to the Investors upon stockholders’ approval of the conversion of the $12 million Senior Subordinated Notes into the Series B Preferred Stock. The Series B Preferred Stock will rank senior to the Company’s existing Series A Preferred Stock. The Series B Preferred Stock will bear a cumulative annual dividend of 6%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in a default under the Company’s Credit Facility, in additional shares of Series B Preferred Stock.

Upon any liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Stock will be entitled to receive, in preference to holders of Series A Preferred Stock and common stock, out of the Company’s assets available for stockholder distributions, an amount per share equal to the Series B Original Issue Price plus any accrued but unpaid dividends thereon. Certain mergers, acquisitions or asset sales involving the Company are treated as a liquidation event unless the holders of 66 2/3% of the then outstanding Series B Preferred Stock and Series A Preferred Stock voting together as a class elect not to treat such transactions as liquidation events.

The Series B Preferred Stock will be convertible into common stock at any time at the election of its holders. The per share conversion price (the “Conversion Price”) of the Series B Preferred Stock will be the lowest of (i) $3.10; (ii) the price that reflects a 20% discount to the trailing average closing price of the Company’s common stock for the 20 consecutive trading days immediately preceding the date of the conversion or the Series B Issue Date, but in no event less than $2.80; and (iii) the closing price of the Company’s common stock on the day immediately preceding the Series B Issue Date; provided that if stockholder approval for the conversion of the Senior Subordinated Notes occurs during certain uncured events of default, the Conversion Price will not be subject to the $2.80 floor price under (ii) above.

The Series B Preferred Stock will automatically convert into common stock if, any time following 18 months after the Series B Issue Date, (i) the average closing price of the common stock over the immediately preceding 20 consecutive trading day period exceeds 2.5 times the Series B Original Issue Price (as adjusted for certain dilutive equity issuances and for stock splits, stock dividends and similar events related to the Series B Preferred Stock); or (ii) with respect to any holder’s shares of Series B Preferred Stock, such holder does not accept, within 60 days of notice to such holder, the Company’s offer to purchase the Series B Preferred Stock for at least 2.5 times the Series B Original Issue Price. The Series B Preferred Stock will automatically convert into common stock upon the agreement of the holders of 75% of the then outstanding Series B Preferred Stock.

Holders of two-thirds of the Series B Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after the fourth anniversary of the Series B Issue Date at the Series B Original Issue Price plus accrued but unpaid dividends.

Holders of Series B Preferred Stock will be entitled to vote together with all other classes and series of voting stock of the Company as a single class, on all actions to be taken by the stockholders of the Company. As long as at least 25% of the shares of the Series B Preferred Stock issued pursuant to the Series B Purchase Agreement remain outstanding, the Company may not take numerous specified actions (including certain changes to the Company’s Certificate of Incorporation) without first obtaining the written consent of holders of at least a majority of the then outstanding shares of Series B Preferred Stock voting separately as a class. In addition, as long as the Company Option is in effect, holders of 100% of the Series A Preferred Stock and the Series B Preferred Stock, voting together as a single class, shall have the right to veto (i) any Company Acquisition, and (ii) the issuance of any securities ranking senior to or pari passu with the Series A Preferred Stock or the Series B Preferred Stock, with respect to voting, dividend, liquidation or redemption rights, including the issuance of subordinated debt.

Common Stock Warrants

The Common Stock Warrants issued in connection with the Series B Financing will expire on May 28, 2014. They are not exercisable at the time of issuance. Upon stockholders’ approval at the annual meeting, the Common Stock Warrants will become exercisable at the option of the Investors to purchase one share of common stock for every five shares of common stock issued or issuable upon conversion of the Series B Preferred Stock that is issued or issuable upon the conversion of the principal amount of the Senior Subordinated Notes. The exercise price of the Common Stock Warrants is $4.32 per share.

10. Guarantees

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s common stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. As of June 30, 2004, the maximum amount payable under the terms of the guaranteed shares was $1,628,600. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of June 30, 2004, no amounts were accrued under the guarantee.

11. Segment Reporting

The Company has one reportable segment consisting of the Homeland Security Group and the Systems Engineering Group. Both Homeland Security Group and Systems Engineering Group provide engineering, information technology, medical research or technical services to federal government agencies or major defense contractors. BAI is reported as part of the Homeland Security Group. In prior reporting periods, ABS was reported as a reportable segment. Results for ABS are now reported as discontinued operations.

12. Discontinued Operations

During the second quarter of 2004, the Company concluded that ABS, a wholly owned subsidiary of the Company, did not fit with the Company’s long-term plan and decided to divest ABS. The Company is in the process of disposing of ABS and intends to conclude either a sale or another form of disposition by December 31, 2004. Therefore, the results of operations of this business are reported as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The Company has written down the assets of ABS to the fair value of the expected proceeds to be received from the disposition of ABS.

The Company’s historical financial statements have been restated to reflect ABS as discontinued operations for the periods presented.

Operating results of the discontinued business are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues	$500,039	$1,177,700	$978,700	$2,530,600
Income (loss) from discontinued operations	(99,000)	63,200	(128,900)	149,600
Income tax expense (benefit)	(48,300)	18,000	(49,700)	42,600
Income (loss) from discontinued operations, net of tax	$(50,700)	$45,200	$(79,200)	$107,000

Tax rates vary between discontinued operations and the Company’s effective tax rate due to the non-deductibility of goodwill for tax purposes.

The major classes of assets and liabilities for this discontinued business were as follows:

	June 30, 2004	December 31, 2003
Accounts receivable, net	$93,200	$651,300
Fixed assets, net	—	6,800

Total assets of business held for sale	$93,200	$658,100

Accounts payable	$10,400	40,000
Other current liabilities	82,800	76,000

Total liabilities of business held for sale	$93,200	$116,000

13. Litigation and Claims

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) in the Maryland Circuit Court for Prince George’s County alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. Under the complaint, Swales sought damages of $4 million. To minimize the expense, effort, uncertainty and inconvenience entailed in proceeding with the litigation, the Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July 2004. Legal fees incurred amounted to approximately $325,000. Based on a legal opinion from the Company’s outside counsel, the Company believes that the amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. However, on July 28, 2004, the Company received from NASA a Notice of Intent to Disallow Costs. Discussions with NASA are still ongoing. Notwithstanding the Notice of Intent to Disallow Costs, the Company continues to believe that the costs of the settlement will be reimbursed by NASA. Therefore, no amounts have been accrued for this claim as of June 30, 2004. However, there can be no assurance that the Company will in fact be reimbursed in part or in full by NASA in the foreseeable future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Analex specializes in developing intelligence, system engineering, technology protection, operations security, and intelligence analysis in support of our nation’s security. All of our sales are generated using written contractual arrangements. The contracts require us to deliver technical services to the intelligence community, analyze and support defense systems, design, develop and test aerospace systems according to the specifications provided by our customers. In the case of ABS, the contracts require us to develop medical defenses and treatments for infectious agents such as anthrax and smallpox used in biological warfare and terrorism.

On May 28, 2004, Analex acquired Beta Analytics, Inc. (“BAI”). BAI is reported as a part of the Homeland Security Group. BAI provides information and technology asset protection solutions, intelligence analysis, and security services to federal government and Department of Defense agencies. BAI’s services cover a range of life cycle protection and physical security services specifically in the areas of information protection, physical security, intelligence threat assessment and analysis, technology protection, security management and security education and training. We believe that our acquisition of BAI will yield additional significant yearly revenues and strong operating income, enhanced attractiveness to institutional investors and an enhanced ability to compete effectively within our industry.

During the second quarter of 2004, the Company concluded that Advanced Biosystems, Inc., (“ABS”), a wholly owned subsidiary of the Company, did not fit with the Company’s long-term plan and decided to divest ABS. The Company is in the process of disposing of ABS and intends to conclude either a sale or another form of disposition by December 31, 2004. Therefore, the results of operations of this business are reported as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The Company has written down the assets of ABS to the fair value of the expected proceeds to be received from the disposition of ABS.

Sales to U.S. federal government agencies and their prime contractors represented approximately 98% of our total net sales during the six months ended June 30, 2004 and 99% during the six months ended June 30, 2003. The Department of Defense accounted for approximately 47% and 42% of our revenues in the six months ended June 30, 2004 and 2003, respectively. NASA is our largest customer, generating 52% and 57% of our revenues for the six months ended June 30, 2004 and 2003, respectively. Approximately 19% of our revenues and 79% of our operating income for the six months ended June 30, 2004 came from one prime contract with an agency within the Department of Defense. Approximately 32% of our revenues for the six months ended June 30, 2004 came from one prime contract with NASA, which will continue until September 2011 if all options are exercised. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.

In the six months ended June 30, 2004, a majority of our revenues were generated as a prime contractor to the federal government. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with stronger client relationships. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenues for the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Prime contract revenues	67%	55%	64%	55%
Subcontract revenues	33	45	36	45

Total revenues	100%	100%	100%	100%

We have one reportable segment, which is engaged in professional services related to information technology and systems engineering for the U.S. government, primarily NASA and the Department of Defense. This segment consists of two business groups: the Homeland Security Group and the Systems Engineering Group. The Homeland Security Group provides information technology services, systems integration, hardware and software engineering and independent quality assurance in support of the U.S. intelligence community and Department of Defense. With BAI included as a part of the Homeland Security Group, the latter also provides information and technology asset protection solutions, intelligence analysis, and security services to federal government and Department of Defense agencies. We expect our Homeland Security Group to benefit from the country’s shifting priorities and new emphasis on enhanced intelligence capabilities. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors such as Lockheed Martin and Northrop Grumman. In previous reporting periods, ABS was disclosed as a separate segment.

Our services are provided under three types of contracts: cost-plus-fees, time-and-materials, and fixed price contracts.

•	Cost-plus-fees contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish a ceiling amount that the contractor may not exceed without the approval of the contracting officer. If our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs.

•	Time-and-material contracts provide for acquiring services on the basis of director labor hours at specified fixed hourly rates. Profit margins on time-and-materials contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to such contracts. We assume the risk that costs of performance may exceed the negotiated hourly rates.

•	Fixed price contracts provide for delivery of products or services for a price that is negotiated in advance on the basis of the contractor’s costs experiences. The price is not subject to any adjustment and that means we assume the financial risk of costs overruns. If the costs exceed the estimates, profit margins decrease and a loss may be realized on the contract.

The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Cost-plus-fees	40%	50%	43%	49%
Time-and-materials	43	36	41	37
Fixed price	17	14	16	14

Total	100%	100%	100%	100%

Our objective is to grow sales organically and through acquisitions. In order to assist in accomplishing this objective, we have continued to increase our selling, general and administrative expenditures so as to increase our efforts in new business development and to provide the necessary infrastructure to support a larger organization resulting from organic growth and acquisitions.

We plan to selectively acquire companies that complement and enhance our existing businesses, and are currently reviewing potential targets. We anticipate that we will need to obtain additional financing through sale of equity and debt securities to fund our acquisitions.

The Company’s backlog of orders, based on remaining contract value, believed to be firm as of June 30, 2004 was approximately $209 million. Funded backlog as of June 30, 2004 was approximately $51 million. Included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

All of our U.S. government contracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004

TO THE THREE MONTHS ENDED JUNE 30, 2003

REVENUES AND PERCENT OF REVENUES BY GROUP

	Three Months Ended June 30
	2004		2003
Homeland Security Group	$11,404,800	51%	$6,601,200	43%
Systems Engineering Group	10,810,400	49%	8,824,000	57%

Total	$22,215,200	100%	$15,425,200	100%

PERCENTAGE REVENUE GROWTH QUARTER OVER QUARTER BY GROUP

2004 vs. 2003
Homeland Security Group	73%
Systems Engineering Group	23%

Total	44%

Revenues for the three months ended June 30, 2004 were $22.2 million, an increase of $6.8 million from the $15.4 million in revenues for the three months ended June 30, 2003. This increase is primarily due to increases in revenues in the Homeland Security Group and the Systems Engineering Group. Revenues of the Homeland Security Group increased 72.8%, or approximately $4.8 million. This increase was primarily due to the acquisition of BAI, which contributed $3.2 million in revenues, and the remainder is due to growth in services provided to the intelligence community and related agencies. Revenues of the Systems Engineering Group increased 22.5%, or approximately $2 million, primarily due to a $1.8 million increase in revenues under the ELVIS contract, as compared to the second quarter of 2003. In addition, under the Glenn Engineering Support Services contract with NASA, revenues increased approximately $0.5 million as compared to the same period of 2003 due to additional tasking from the customer. These increases were offset by a reduction in revenues of $0.3 million due to the planned step-down in activities under the Microgravity Research Development and Operations contract with NASA related to designing and building experiments to be run on the International Space Station.

Costs of revenue for the quarter ended June 30, 2004 were $17.4 million, an increase of $4.4 million from the same period of the prior year. Costs of revenue for recently acquired BAI accounted for $2.4 million of the increase. Growth in services provided to the customers of the Homeland Security Group and the Systems Engineering Group as noted in the preceding paragraph, accounted for $0.6 million and $1.4 million of the increase, respectively. Costs of revenue as a percentage of revenues were approximately 78% for the quarter ended June 30, 2004 and 83% for the same period of 2003.

Selling, general and administrative expenses totaled $2.6 million for the quarter ended June 30, 2004, compared with $1.4 million for the same period of the prior year. This 78% increase is due to increased expenses related to merger and acquisition activities which accounted for $0.6 million and investments made to expand the Company’s infrastructure and management team to accommodate an expected increase in the scope of business operations from acquisitions. These investments include upgrading our financial accounting system and additional staff members in the accounting, contracts, marketing and corporate management departments.

Operating income for the three months ended June 30, 2004 was $2.0 million, compared to operating income of $1.0 million for the period ended June 30, 2003. The increased operating income is attributable to the growth of the Homeland Security Group of $1.4 million, of which $0.6 million is attributable to BAI, and $0.8 million is attributable to growth in services provided to the intelligence community and related agencies. In addition, operating income of the Systems Engineering Group increased $0.4 million due to additional tasking from customers. These increases are offset by an additional $0.5 million of expense related to merger and acquisition activities and $0.2 million of additional amortization related to the BAI acquisition.

Interest expense totaled $1.7 million for the quarter ended June 30, 2004, compared with $0.1 million for the same period in the prior year. The $1.6 million increase is due to cash and non-cash interest expense related to the convertible debt issued as part of the Pequot Transaction and the Series B Financing. Cash interest payments on the convertible debt were $0.3 million and non-cash amortization recorded as interest expense was $1.3 million.

Income tax expense for the quarter ended June 30, 2004 was $0.5 million, compared with $0.3 million for the same period in the prior year. The Company will experience an increase in the effective tax rate in 2004. This increase is due to the recognition of certain amortization costs related to the Pequot Transaction and the Series B Financing which are not deductible for tax purposes, in addition to the Company consuming all net operating loss carry forwards during 2003.

In the quarter ended June 30, 2004, the Company recorded a net loss from continuing operations of approximately $0.1 million and EBITDA, as defined below, of $2.4 million, after add-backs for interest of $1.7 million, depreciation of $0.04 million, amortization of $0.3 million, and income tax expense of $0.5 million. EBITDA as a percent of revenues was 10.6% for the quarter ended June 30, 2004, compared to 7.2% for the quarter ended June 30, 2003.

EBITDA, or earnings before interest, taxes, depreciation and amortization, is considered a non-GAAP financial measure under applicable SEC rules. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles.

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

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004

TO THE SIX MONTHS ENDED JUNE 30, 2003

REVENUES AND PERCENT OF REVENUES BY GROUP

	Six Months Ended June 30
	2004		2003
Homeland Security Group	$18,626,200	48%	$13,285,300	43%
Systems Engineering Group	20,220,400	52%	17,418,200	57%

Total	$38,846,600	100%	$30,703,500	100%

PERCENTAGE REVENUE GROWTH SIX MONTHS OVER SIX MONTHS BY GROUP

2004 vs. 2003
Homeland Security Group	40%
Systems Engineering Group	16%

Total	26.5%

Revenues for the six months ended June 30, 2004 were $38.8 million, an increase of $8.1 million from the $30.7 million in revenues for the six months ended June 30, 2003. This increase is primarily due to increases in revenues in the Homeland Security Group and the Systems Engineering Group. Revenues of the Homeland Security Group increased 40%, or approximately $5.3 million, of which $3.2 million was attributable to the acquisition of BAI and $2.1 million was due to growth in services provided to the intelligence community and related agencies. Revenues of the Systems Engineering Group increased 16.1%, or approximately $2.8 million primarily due to a $2.3 million increase in revenues under the ELVIS contract, as compared to the first six months of 2003. In addition, under the Glenn Engineering Support Services contract with NASA, revenues increased approximately $1 million as compared to the same period of 2003 due to additional tasking from the customer. These increases were offset by a reduction in revenues of $0.5 million due to the planned step-down in activities under the Microgravity Research Development and Operations contract with NASA related to designing and building experiments to be run on the International Space Station.

Costs of revenue for the six months ended June 30, 2004 were $31.4 million, an increase of $5.7 million from the same period of the prior year. Costs of revenue for the recently acquired BAI accounted for $2.4 million of the increase. Growth in services to the customers of the Homeland Security Group and Systems Engineering Group as noted in the preceding paragraph, accounted for $1.0 million and $2.2 million of the increase, respectively. Costs of revenue as a percentage of revenues were approximately 81% for the six months ended June 30, 2004 and 84% for the same period of 2003.

Selling, general and administrative expenses totaled $4.4 million for the six months ended June 30, 2004, compared to $2.8 million for the same period of the prior year. This 57% increase is due to increased expenses related to merger and acquisition expenses which accounted for $0.6 million, while the remainder of the increase is attributable to investments made to expand the Company’s infrastructure and management team to accommodate an expected increase in the scope of business operations from acquisitions. These investments include upgrading our financial accounting system and additional staff members in the accounting, contracts, marketing and corporate management departments.

Operating income for the six months ended June 30, 2004 was $2.7 million, compared to operating income of $2.0 million for the period ended June 30, 2003. This $0.7 million increase is primarily attributable to growth in the Homeland Security Group of $1.3 million, of which $0.6 million is attributable to BAI and $0.7 million is attributable to growth in the services provided to the intelligence community and related agencies. In addition, operating income of the Systems Engineering Group increased $0.1 million due to additional tasking from customers. These increases are offset by an additional $0.5 million of expense related to merger and acquisition activity and $0.2 million of additional amortization related to the BAI acquisition.

Interest expense totaled $2.4 million for the six months ended June 30, 2004, compared with $0.2 million for the same period in the prior year. The $2.2 million increase is due to cash and non-cash interest expense related to the convertible notes issued. Cash interest payments on the convertible notes were $0.4 million and non-cash amortization recorded as interest expense was $1.8 million.

Income tax expense for the six months ended June 30, 2004 was $0.4 million, compared with $0.5 million for the same period in the prior year. The Company will experience an increase in the effective tax rate in 2004. This increase is due to the recognition of certain amortization costs related to the Pequot Transaction, which are not deductible for tax purposes, in addition to the Company consuming all net operating loss carryforwards during 2003.

For the six months ended June 30, 2004, the Company recorded a net loss from continuing operations of approximately $0.1 million and EBITDA, as defined below, of $3.2 million, after add-backs for interest of $2.4 million, depreciation of $0.1 million, amortization of $0.4 million, and income tax expense of $0.4 million. EBITDA as a percent of revenue was 8.2% for the six months ended June 30, 2004, compared to 7.4% for the six months ended June 30, 2003.

CAPITAL RESOURCES AND LIQUIDITY

While the Company experienced a net loss on a quarterly comparison to a net income for the same period of 2003, the majority of the net loss can be attributed to non-cash amortization and accretion charges associated with the Pequot Transaction and Series B Financing. Borrowing availability under the Company’s Credit Facility continues to be sufficient to fund normal operations. The table below details the convertible debt and remaining amortization expense which will be recognized as interest expense.

Convertible Debt	Face Value	Carrying Value At June 30, 2004	Remaining Amount to be Amortized	Quarterly Expenses		Remaining Period of Amortization
				Cash	Non - Cash
Convertible Notes	$10,000,000	$3,785,500	$6,570,100	$175,000	$480,000	3 1/2 Years
Senior Subordinated Notes	$12,000,000	$8,398,700	$3,763,100	$210,000	$2,320,000	*

				$385,000	$2,800,000

*	The discount on the Senior Subordinated Notes will be fully amortized during the third quarter of 2004, as the Senior Subordinated Notes will be converted into Series B Preferred Stock upon shareholders’ approval at the annual meeting on September 15, 2004.

The table below details the Series A Preferred Stock and the associated dividends and accretion.

Preferred Stock	Face Value	Carrying Value At June 30, 2004	Remaining Amount to be Accreted	Quarterly Dividends and Accretion		Remaining Period of Amortization
				Cash	Non - Cash
Series A	$15,000,000	$2,112,900	$12,887,100	$225,000	$937,500	3 1/2 Years

For the six months ended June 30, 2004, net loss available to common shareholders of $3.0 million included $0.4 million of non-cash amortization, $1.8 million of non-cash interest accretion, and $1.9 million of non-cash preferred stock accretion. Available borrowing capacity on the Company’s Credit Facility amounted to $11.7 million. The Company had a standby financing capacity for acquisitions of $45 million, consisting of an annual guidance bank facility of $20 million and the option to draw down on a second round of Series B Preferred Stock financing of $25 million.

Working capital at June 30, 2004 decreased by $21.7 million from December 31, 2003 primarily due to the purchase of BAI which included the use of $12 million of cash from the Pequot Transaction, a draw from our Credit Facility of $8.3 million and the issuance of the Senior Subordinated Notes for $12 million. In addition, accounts receivable increased $10.2 million over the prior year due to accounts receivable acquired in the acquisition of BAI and the timing of receipt of certain accounts receivable.

Net cash used in operating activities during the six months ended June 30, 2004 was $1.3 million. Net cash provided by operating activities was $2.3 million for the six months ended June 30, 2003. This $3.6 million decrease is due to increased accounts receivable of $5.5 million over the prior year due to the acquisition of BAI and timing of receipt of certain accounts receivable. This was offset by a decrease in cash used for accounts payable of $1.5 million, and a decrease in cash provided by other current liabilities of $0.4 million as compared to the prior year.

Net cash used in investing activities during the six months ended June 30, 2004 $27.2 million in comparison to $0.2 million for the same period of the prior year. Net cash used in investing activities during 2004 was primarily used for the acquisition of BAI, net cash used during 2003 was primarily used for the purchase of fixed assets.

The Company has a credit agreement with Bank of America, N.A. (the “Credit Facility”). On May 28, 2004, in connection with the acquisition of BAI, the Credit Facility was amended and restated to provide a $20,000,000 revolving credit facility, and the remaining outstanding balance on the Company’s term loan of $1,750,000 was consolidated into the Credit Facility. An uncommitted annual guidance facility not to exceed an additional $20,000,000 is available to fund future acquisitions upon application by the Company and approval by Bank of America. The Credit Facility has an annual renewal occurring April 30 of each year. Interest on the Credit Facility is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of June 30, 2004, the Credit Facility outstanding balance was $8,254,700. The interest rate at June 30, 2004 was 3.84% for the Credit Facility.

The Credit Facility contains financial covenants setting forth maxiumum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of June 30, 2004, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties other than ABS, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is secured by the accounts receivable and other assets of the Company.

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s common stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. As of June 30, 2004, the maximum amount payable under the terms of the guaranteed shares was $1,628,600. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of June 30, 2004, no amounts were accrued under the guarantee.

Series B Financing

On May 28, 2004, the Company consummated the transaction contemplated by a Stock Purchase Agreement (the “Series B Purchase Agreement”) by and among the Company and General Electric Pension Trust (“GEPT”), New York Life Capital Partners II, L.P. (“NYL”), Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P., (collectively, “Pequot,” together with GEPT and NYL, collectively, the

“Investors”). Pursuant to the Series B Purchase Agreement the Company:

•	issued and sold to Investors Senior Subordinated Notes in the aggregate principal amount of $12,000,000 at the time of the closing of the acquisition of BAI on May 28, 2004 (the First Closing Date). The Senior Subordinated Notes will be converted into an aggregate of 3,428,571 shares of the Company’s newly designated Series B convertible preferred stock (“Series B Preferred Stock”) upon stockholders approval at the Company’s annual meeting of stockholders; and

•	in connection with the issuance and sale of the Senior Subordinated Notes, issued Common Stock Warrants to purchase Common Stock at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series B Preferred Stock issued or issuable upon conversion of the Senior Subordinated Notes.

A significant portion of the funds obtained on the First Closing Date under the Purchase Agreement was used to pay the cash portion of the consideration for the acquisition of BAI.

Subject to certain approval rights by the holders of Series A convertible preferred stock of the Company (the “Series A Preferred Stock”) and the Series B Preferred Stock, when issued, the Series B Purchase Agreement also provides that the Company has an option to require the Investors to purchase up to an additional $25 million of Senior Subordinated Notes or Series B Preferred Stock, with additional Common Stock Warrants (the “Company Option”), at any one or more times on or prior to May 27, 2005 for the purpose of paying the cost of acquisition of the stock or assets of one or more other companies in each case with an acquisition value of at least $10 million.

Senior Subordinated Notes

The Senior Subordinated Notes bear interest at an annual rate of 7%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in a default under the Company’s senior credit facility, accrued and added to the outstanding principal. Upon a payment default, the interest rate on the Senior Subordinated Notes will be increased to 14% per annum during the term of the default.

The outstanding principal and accrued interest on the Senior Subordinated Notes will be automatically converted into Series B Preferred Stock upon stockholders’ approval at the annual meeting. The per share conversion price of the Senior Subordinated Notes is $3.50 (the “Series B Original Issue Price”).

If the Senior Subordinated Notes have not already converted into Series B Preferred Stock, they will mature on the “Maturity Date” which is 120 days from the date of issuance (the “Series B Issue Date”). In the event that stockholders’ approval is not obtained on or before the Maturity Date, (i) the rate of interest payable on the Senior Subordinated Notes will be increased to 14% per annum and will continue to increase 3% per annum (but in no event shall be increased above the rate of interest lawfully payable) for each calendar quarter thereafter that the Senior Subordinated Notes remain unpaid and (ii) the Company will issue to Investors additional warrants to purchase $3.5 million of the Company’s Common Stock, exercisable at any time following the stockholders’ approval, at an exercise price equal to the Series B Conversion Price (as defined below).

The Company’s obligations under the Senior Subordinated Notes are secured by a second lien on all of the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. These obligations are subordinated only to those under the Credit Facility and are senior to the existing obligations to Pequot under the convertible debt issued pursuant to the Convertible Note and Series A Convertible Preferred Stock Purchase Agreement dated July 18, 2003 (the “Series A Purchase Agreement”). The Company is subject to certain financial and operational covenants.

Upon issuance of the Senior Subordinated Notes, the Company allocated fair value of $720,000 to the Common Stock Warrants based on a preliminary valuation, and recorded a beneficial conversion charge of $3,720,000. The discount created by these charges is being amortized to interest expense over the life of the Senior Subordinated Notes. For the three and six months ended June 30, 2004, the Company recognized $0.8 million of amortization of that discount. The unamortized discount as of June 30, 2004 was $3.6 million.

Series B Preferred Stock

An aggregate of 3,428,571 shares of Series B Preferred Stock will be issued to the Investors upon stockholders’ approval of the conversion of the $12 million Senior Subordinated Notes into the Series B Preferred Stock. The Series B Preferred Stock will rank senior to the Company’s existing Series A Preferred Stock. The Series B Preferred Stock will bear a cumulative annual dividend of 6%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in a default under the Company’s Credit Facility, in additional shares of Series B Preferred Stock.

Upon any liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Stock will be entitled to receive, in preference to holders of Series A Preferred Stock and Common Stock, out of the Company’s assets available for stockholder distributions, an amount per share equal to the Series B Original Issue Price plus any accrued but unpaid dividends thereon. Certain mergers, acquisitions or asset sales involving the Company are treated as a liquidation event unless the holders of 66  2/3% of the then outstanding Series B Preferred Stock and Series A Preferred Stock voting together as a class elect not to treat such transactions as liquidation events.

The Series B Preferred Stock will be convertible into Common Stock at any time at the election of its holders. The per share conversion price (the “Conversion Price”) of the Series B Preferred Stock will be the lowest of (i) $3.10; (ii) the price that reflects a 20% discount to the trailing average closing price of the Company’s Common Stock for the 20 consecutive trading days immediately preceding the date of the conversion or the Series B Issue Date, but in no event less than $2.80; and (iii) the closing price of the Company’s Common Stock on the day immediately preceding the Series B Issue Date; provided that if stockholder approval for the conversion of the Senior Subordinated Notes occurs during certain uncured events of default, the Conversion Price will not be subject to the $2.80 floor price under (ii) above.

The Series B Preferred Stock will automatically convert into Common Stock if, any time following 18 months after the Series B Issue Date, (i) the average closing price of the Common Stock over the immediately preceding 20 consecutive trading day period exceeds 2.5 times the Series B Original Issue Price (as adjusted for certain dilutive equity issuances and for stock splits, stock dividends and similar events related to the Series B Preferred Stock); or (ii) with respect to any holder’s shares of Series B Preferred Stock, such holder does not accept, within 60 days of notice to such holder, the offer to purchase the Series B Preferred Stock for at least 2.5 times the Series B Original Issue Price. The Series B Preferred Stock will automatically convert into Common Stock upon the agreement of the holders of 75% of the Series B Preferred Stock.

Holders of two-thirds of the Series B Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after the fourth anniversary of the Series B Issue Date at the Series B Original Issue Price plus accrued but unpaid dividends.

Holders of Series B Preferred Stock will be entitled to vote together with all other classes and series of voting stock of the Company on all actions to be taken by the stockholders of the Company. As long as at least 25% of the shares of the Series B Preferred Stock issued pursuant to the Series B Purchase Agreement remain outstanding, the Company may not take numerous specified actions (including certain changes to the Company’s Certificate of Incorporation) without first obtaining the written consent of holders of at least a majority of the then outstanding shares of Series B Preferred Stock voting separately as a class. In addition, as long as the Company Option is in effect, holders of 100% of the Series A Preferred Stock and the Series B Preferred Stock, voting together as a single class, shall have the right to veto (i) any Company Acquisition, and (ii) the issuance of any securities ranking senior to or pari passu with the Series A Preferred Stock or the Series B Preferred Stock, with respect to voting, dividend, liquidation or redemption rights, including the issuance of subordinated debt.

Common Stock Warrants

The Common Stock Warrants issued in connection with the Series B Financing will expire on May 28, 2014. They are not exercisable at the time of issuance. Upon stockholders’ approval at the annual meeting, the Common Stock Warrants will become exercisable at the option of the Investors to purchase one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series B Preferred Stock that is issued or issuable upon the conversion of the principal amount of the Senior Subordinated Notes. The exercise price of the Common Stock Warrants is $4.32 per share.

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

•	our dependence on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and NASA;

•	our dependence on two material contracts, each of which account for a significant percentage of our revenue and operating income for the six months ended June 30, 2004;

•	the business risks peculiar to the defense industry including changing priorities or reductions in the U.S. Government defense budget;

•	our ability to accurately estimate our backlog;

•	our ability to maintain strong relationships with other contractors;

•	our ability to recruit and retain qualified skilled employees who have the required security clearance;

•	economic conditions, competitive environment, and timing of awards and contracts;

•	our ability to identify future acquisition candidates and to integrate acquired operations;

•	our ability to raise additional capital to fund acquisitions; and

•	our substantial debt and the restrictions imposed on us by certain debt agreements.

•	our ability to control indirect costs, particularly costs related to funding our self-insured health plan.

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

The notional value of the interest rate swap declines as the amount of the Term Loan is paid down. At June 30, 2004 the notional value of the swap was $1,450,000. Increases in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt, which includes the portion of the term note not covered by the interest rate swap agreement and the Credit Facility. For example, a 100 basis points increase in interest rates would increase annual interest expense by $68,300, based on debt levels at June 30, 2004.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2004, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) in the Maryland Circuit Court for Prince George’s County alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. Under the complaint, Swales sought damages of $4 million. To minimize the expense, effort, uncertainty and inconvenience entailed in proceeding with the litigation, the Company entered into a Settlement Agreement dated July 22, 2004 with Swales.

Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July 2004. Legal fees incurred amounted to approximately $325,000. Based on a legal opinion from the Company’s outside counsel, the Company believes that the amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs reimbursable under the ELVIS contract with NASA. However, on July 28, 2004, the Company received from NASA a Notice of Intent to Disallow Costs. Discussions with NASA are still ongoing. Notwithstanding the Notice of Intent to Disallow Costs, the Company continues to believe that the costs of the settlement will be reimbursed by NASA. Therefore, no amounts have been accrued for this claim as of June 30, 2004. However, there can be no assurance that the Company will in fact be reimbursed in part or in full by NASA in the foreseeable future.

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

A Current Report on a Form 8-K, dated May 7, 2004 and filed with the Securities and Exchange Commission on May 10, 2004, reported (i) its financial results for the first quarter ended March 31, 2004; (ii) its agreement to acquire Beta Analytics, Incorporated; (iii) its binding commitment letter from Pequot to provide investment capital; and (iv) its intention to divest the ABS subsidiary by December 31, 2004.

A Current Report on Form 8-K, dated May 28, 2004 and filed with the Securities and Exchange Commission on June 1, 2004, reported the consummation of the acquisition of BAI and its Stock Purchase Agreement with certain investors in connection with the Series B Financing.

A Current Report on Form 8-K, dated June 7, 2004 and filed with the Securities and Exchange Commission on June 15, 2004 reported that the Company has appointed Mr. Thomas L. Hewitt to the Board of Directors and that the Company has amended its Bylaws to increase the size of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: August 16, 2004

Analex Corporation
(Registrant)

By:	/S/ Sterling E. Phillips, Jr.	By:	/S/ Ronald B. Alexander
	Sterling E. Phillips, Jr.		Ronald B. Alexander
	Chairman and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)