Form 10-Q
period 2004-09-30
ANALEX CORP
filed 2004-11-15
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

As of November 12, 2004, 15,307,512 shares of the common stock of the registrant were outstanding.

ANALEX CORPORATION

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30, 2004 (unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,204,600	$14,177,500
Accounts receivable, net	17,671,800	10,068,100
Deferred tax asset	421,100	150,000
Prepaid expenses and other	1,343,700	483,600
Current assets of business held for sale	1,113,800	658,100

Total current assets	22,755,000	25,537,300

Fixed assets, net	1,587,100	546,100
Contract rights and other intangibles, net	6,862,500	1,753,000
Goodwill	41,614,100	15,281,600
Other assets	842,200	514,100

Total other assets	50,905,900	18,094,800

Total assets	$73,660,900	$43,632,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30, 2004 (unaudited)	December 31, 2003
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,019,600	$736,200
Note payable - line of credit	6,565,600	—
Note payable - bank term note	—	700,000
Notes payable – other	953,900	1,487,400
Other current liabilities	9,794,500	5,387,500
Current liabilities of business held for sale	81,600	116,000

Total current liabilities	19,415,200	8,427,100

Note payable - bank term note	—	1,341,700
Notes payable – other	511,600	1,209,300
Deferred tax liability	2,325,300	—
Convertible note	4,237,500	2,881,400
Other	7,700	43,800

Total long-term liabilities	7,082,100	5,476,200

Total liabilities	26,497,300	13,903,300

Commitments and contingencies
Series A convertible preferred stock	3,049,800	236,300
Series B convertible preferred stock	12,000,000	—
Shareholders’ equity:
Common stock $.02 par; authorized 65,000,000 shares; issued and outstanding - September 30, 2004, 15,307,512 shares and December 31, 2003, 13,036,666 shares	306,200	260,700
Additional paid in capital	38,972,500	28,519,100
Warrants outstanding	6,803,300	5,762,900
Accumulated other comprehensive loss	(7,700)	(43,800)
Accumulated deficit	(13,960,500)	(5,006,400)

Total shareholders’ equity	32,113,800	29,492,500

Total liabilities, convertible preferred stock and shareholders’ equity	$73,660,900	$43,632,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(unaudited)
Revenues	$27,852,000	$15,877,700	$66,698,900	$46,581,200
Operating costs and expenses:
Costs of revenue	22,477,600	13,428,700	53,886,200	39,160,200
Selling, general and administrative	2,791,100	1,374,800	7,147,600	4,125,300
Amortization of intangible assets	541,000	104,200	967,500	308,700

Total operating costs and expenses	25,809,700	14,907,700	62,001,300	43,594,200

Operating income	2,042,300	970,000	4,697,600	2,987,000

Other income (expense):
Interest income	4,500	200	49,900	1,200
Interest expense	(5,631,800)	(83,200)	(8,031,800)	(279,800)

Total other expense, net	(5,627,300)	(83,000)	(7,981,900)	(278,600)

Income (loss) from continuing operations before income taxes	(3,585,000)	887,000	(3,284,300)	2,708,400
Provision for income taxes	1,455,900	253,000	1,840,700	771,900

Income (loss) from continuing operations	(5,040,900)	634,000	(5,125,000)	1,936,500
Income (loss) from discontinued operations, net of income taxes	76,100	(53,000)	(3,200)	54,000
Gain (loss) on disposal of discontinued operations, net of income taxes	214,700	—	(307,100)	—

Net income (loss)	(4,750,100)	581,000	(5,435,300)	1,990,500

Dividends on Series A convertible preferred stock	(225,000)	—	(675,000)	—
Dividends on Series B convertible preferred stock	(29,600)	—	(29,600)	—
Accretion of convertible preferred stock	(937,600)	—	(2,814,200)	—

Net income (loss) available to common shareholders	$(5,942,300)	$581,000	$(8,954,100)	$1,990,500

Net income (loss) available to common shareholders per share:
Continuing operations
Basic	$(0.41)	$0.04	$(0.61)	$0.13

Diluted	$(0.41)	$0.03	$(0.61)	$0.11

Discontinued operations
Basic	$0.02	$0.00	$(0.02)	$0.00

Diluted	$0.02	$0.00	$(0.02)	$0.00

Net income (loss) available to common shareholders:
Basic	$(0.39)	$0.04	$(0.63)	$0.13

Diluted	$(0.39)	$0.03	$(0.63)	$0.11

Weighted average number of shares:
Basic	15,295,773	14,971,765	14,134,314	14,750,464

Diluted	15,295,773	17,811,841	14,134,314	17,601,869

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$(5,435,300)	$1,990,500

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	196,700	68,800
Amortization of intangible assets	967,500	308,700
Amortization of deferred financing costs and debt discount	6,417,800	—
Loss on disposal of discontinued operations	307,100	—
Stock-based compensation expense	—	7,700
Deferred tax benefit	(271,100)	—
Changes in operating assets and liabilities net of effect of business combination:
Accounts receivable, net	(2,669,200)	(316,800)
Prepaid expenses and other	(22,700)	(24,700)
Other assets	(385,300)	(368,100)
Accounts payable	1,015,800	(933,800)
Other current liabilities	2,351,100	1,982,100

Net cash provided by operating activities	2,472,400	2,714,400

Cash flows from investing activities:
Property additions	(557,000)	(325,900)
Intangible additions	—	(25,700)
Cash paid for BAI, net of cash acquired	(27,106,500)	—

Net cash used in investing activities	(27,663,500)	(351,600)

Cash flows from financing activities:
Proceeds from borrowings on bank and other loans	8,254,700	1,829,000
Proceeds from stock options and warrants exercised	305,800	97,000
Proceeds from employee stock purchase plan	130,400	74,000
Proceeds from issuance of Senior Subordinated Notes and warrants	12,000,000	—
Payments on bank and other loans	(6,725,000)	(4,896,300)

Net cash provided by (used in) financing activities	13,965,900	(2,896,300)

Net cash from discontinued operations	(747,700)	324,200

Net decrease in cash and cash equivalents	(11,972,900)	(191,100)
Cash and cash equivalents at beginning of period	14,177,500	301,800

Cash and cash equivalents at end of period	$2,204,600	$110,700

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

The Homeland Security Group accounted for approximately 53.5% of the Company’s 2004 year-to-date revenues. This group provides engineering, scientific and information technology services and solutions to assist in the development, implementation and support of intelligence systems. Analex provides these services to the intelligence community, including the National Reconnaissance Office, the Missile Defense Agency, the National Security Agency, the Department of Defense, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman.

The Systems Engineering Group accounted for approximately 46.5% of the Company’s 2004 year-to-date revenues. This group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle engineering, space systems development, and ground support for space operations.

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

3. Acquisition of Beta Analytics, Inc.

Under the terms of a Stock Purchase Agreement, dated May 6, 2004, Analex acquired all of the issued and outstanding stock of BAI for approximately (i) $27.7 million in cash, and (ii) 1,832,460 unregistered shares of Analex common stock. These shares were valued at $3.332 per share. Analex financed the cash portion of the consideration for the acquisition through its cash on hand, senior debt from Bank of America, N.A. and new debt in the initial principal amount of $12 million Senior Subordinated Notes (see note 9). The Stock Purchase Agreement contains an earn-out provision contingent upon award of a certain contract by a specific date. The Company does not believe the contract will be awarded within the required time limit and therefore has not included the earn-out in the computation of the purchase price.

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

The acquisition of BAI, which was valued at approximately $35.3 million, was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The financial statements as of September 30, 2004 reflect preliminary estimates of the fair market value for the purchased intangible assets. The allocation of the purchase price is summarized as follows:

Cash purchase price	$27,726,500
Stock purchase price	6,102,100
Transaction fees	1,440,500

35,269,100

Cash	2,060,500
Accounts receivable	4,934,500
Fixed assets	776,300
Intangible assets	6,078,000
Other assets	669,500
Accounts payable	(267,600)
Line of credit	(1,700,000)
Other current liabilities	(152,600)
Other liabilities	(1,136,600)
Deferred tax liability	(2,325,300)

Goodwill	$26,332,400

The unaudited pro forma financial information reflects the results of the Company for the three and nine months ended September 30, 2004, as if BAI had been acquired on January 1, 2004, and for the three and nine months ended September 30, 2003, as if BAI had been acquired on January 1, 2003. This combined result is not necessarily indicative of future operating results of the Company.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenues	$27,852,000	$81,854,400	$23,800,300	$69,775,600
Income (loss) from continuing operations	(5,040,900)	(4,312,000)	1,045,700	2,897,600
Net income (loss)	(4,750,100)	(4,622,200)	992,700	2,897,600
Net loss available to common shareholders	(5,942,300)	(8,141,000)	992,700	2,951,600
Basic earnings per share available to common shareholders	$(0.39)	$(0.61)	$0.06	$0.15
Diluted earnings per share available to common shareholders	$(0.39)	$(0.61)	$0.06	$0.15

4. Debt

The Company has a credit agreement with Bank of America, N.A. (“the Credit Facility”). On May 28, 2004, in connection with the acquisition of BAI, the Credit Facility was amended and restated to provide a $20,000,000 revolving credit facility, and the remaining outstanding balance on the Company’s term loan of $1,750,000 was consolidated into the Credit Facility. An uncommitted annual guidance facility not to exceed an additional $20,000,000 is available to fund future acquisitions upon application by the Company and approval by Bank of America. The Credit Facility has an annual renewal occurring April 30 of each year. Interest on the Credit Facility is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of September 30, 2004, the Credit Facility outstanding balance was $6,565,600. The interest rate at September 30, 2004 was 4.33% for the Credit Facility.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of September 30, 2004, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties other than ABS, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is secured by the accounts receivable and other assets of the Company.

In January 2002, the Company entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt, now totaling $1,300,000, was swapped into a fixed rate obligation at 4.25%. The Company continues to have the obligation to pay the credit performance margin in addition to its swapped 4.25% payment obligation. The total effective interest rate on the swapped portion of the revolving credit facility amounted to 6.75% at September 30, 2004.

The Company’s comprehensive loss available to common shareholders for the three months ended September 30, 2004 was $5,932,300 which includes the net loss available to common shareholders of $5,942,300 and other comprehensive income of $10,000 arising from the interest rate swap. The Company’s comprehensive loss for the nine months ended September 30, 2004 was $8,918,000, which includes the net loss available to common shareholders of $8,954,100 and other comprehensive income of $36,100 arising from the interest rate swap.

The Company has outstanding a $10,000,000 Convertible Note issued on December 9, 2003 in connection with the Pequot Transaction (see note 8). In connection with the BAI acquisition and the Series B Financing, the Company issued $12,000,000 Senior Subordinated Notes on May 28, 2004 (see note 9).

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Income (loss) from continuing operations	(5,040,900)	634,000	(5,125,000)	1,936,500
Dividends on Series A convertible preferred stock	(225,000)	—	(675,000)	—
Dividends on Series B convertible preferred stock	(29,600)	—	(29,600)	—
Accretion of convertible preferred stock	(937,600)	—	(2,814,200)	—

Net income (loss) available to common shareholders from continuing operations	(6,233,100)	634,000	(8,643,800)	1,936,500
Income (loss) from discontinued operations, net of income taxes	76,100	(53,000)	(3,200)	54,000
Gain (loss) on disposal of discontinued operations, net of income taxes	214,700	—	(307,100)	—

Net income (loss) available to common shareholders	$(5,942,300)	$581,000	$(8,954,100)	$1,990,500

Weighted average shares outstanding	15,295,773	14,971,765	14,134,314	14,750,464
Warrants	—	1,590,539	—	1,703,315
Employee stock options	—	1,249,537	—	1,147,300

Diluted weighted average shares outstanding	15,295,773	17,811,841	14,134,314	17,601,079
Net income (loss) available to common shareholders per share:
Continuing operations:
Basic	$(0.41)	$0.04	$(0.61)	$0.13
Diluted	$(0.41)	$0.03	$(0.61)	$0.11

Discontinued operations:
Basic	$0.02	$0.0	$(0.02)	$0.00
Diluted	$0.02	$0.0	$(0.02)	$0.00

Net income (loss) available to common shareholders:
Basic	$(0.39)	$0.04	$(0.63)	$0.13
Diluted	$(0.39)	$0.03	$(0.63)	$0.11

Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive. As of September 30, 2004, shares issuable upon conversion of such instruments are as follows:

Instrument	Common Shares Issuable Upon Conversion	Exercise Price/ Conversion Price	Proceeds From Conversion
Series A Preferred Stock	6,726,457	$2.23	$—
Series A Preferred Stock Warrants	664,341	$3.28	2,179,838
Series A Convertible Notes	3,321,707	$3.01	—
Series A Convertible Notes Warrants	1,345,291	$3.28	4,412,554
Series B Preferred Stock	4,285,714	$2.80	—
Series B Senior Subordinated Notes Warrants	857,143	$4.32	3,702,858
Warrants issued under 2000 financing agreement	32,500	$0.75	24,375
Options issued under Incentive Stock Option Plans	1,202,225	$ 0.50 - $1.37	1,559,388
Options issued under Incentive Stock Option Plans	1,342,545	$ 1.60 - $2.49	3,061,677
Options issued under Incentive Stock Option Plans	1,087,500	$ 2.54 - $4.04	3,847,675

Total	20,866,086		$18,787,565

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income (loss) available to common shareholders, as reported	$(5,942,300)	$581,000	$(8,954,100)	$1,990,600
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	—	—	—	6,900
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	39,400	67,200	754,700	689,600

Pro forma net income (loss) available to common shareholders	$(5,981,700)	$513,800	$(9,708,800)	$1,307,900
Earnings per share:
Basic as reported	$(0.39)	$0.04	$(0.63)	$0.13
Diluted as reported	(0.39)	0.03	(0.63)	0.11
Basic proforma	(0.39)	0.03	(0.69)	0.09
Diluted proforma	(0.39)	0.03	(0.69)	0.07

7. Concentration of Business

Almost all of the Company’s revenues are derived either directly from the U.S. government as prime contractor or indirectly as a subcontractor to other government prime contractors. Approximately 52% of the Company’s 2004 year-to-date revenues have been derived from various Department of Defense agencies. Approximately 46% of the Company’s 2004 year-to-date revenues have been derived, directly or indirectly, from NASA.

8. Pequot Transaction

On December 9, 2003, the Company consummated the transactions (the “Pequot Transaction”) contemplated by the Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement by and between the Company and Pequot Private Equity Fund III, L.P., a Delaware limited partnership, and Pequot Offshore Private Equity Partners III, L.P., a Cayman Islands limited partnership (“Pequot”). The Company:

•	issued to Pequot 6,726,457 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $2.23 per share of Series A Preferred Stock, representing an aggregate consideration of approximately $15,000,000;

•	in connection with the issuance and sale of the Series A Preferred Stock, issued warrants (the “Preferred Warrants”) to purchase 1,345,291 shares of the Company’s common stock, par value $.02 per share, at an exercise price of $3.28 per share at a ratio of one share of common stock for every five shares of common stock issued or issuable upon conversion of the Series A Preferred Stock;

•	issued to Pequot $10,000,000 in aggregate principal amount of the Company’s Secured Subordinated Convertible Promissory Notes (the “Convertible Notes”); and

•	in connection with the issuance and sale of the Convertible Notes, issued warrants (the “Note Warrants,” and together with the Preferred Warrants, the “Warrants”) to purchase 664,341 shares of common stock, at an exercise price of $3.28, at a ratio of one share of common stock for every five shares of common stock issued or issuable upon conversion of the Convertible Notes.

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

The Series A Preferred Stock is convertible into common stock at any time at the election of its holders, initially at a ratio of one share of common stock for every share of Series A Preferred Stock. The Series A Preferred Stock will automatically convert into Common Stock if, any time following June 9, 2005, the average closing price of the Common Stock over a 20 consecutive trading day period exceeds 2.5 times the conversion price of $2.23 for the Series A Preferred Stock. In addition, the Series A Preferred Stock held by holders that do not accept an offer by the Company to purchase the Series A Preferred Stock for at least 2.5 times the conversion price then in effect also will automatically convert into Common Stock. The Series A Preferred Stock will also automatically convert into Common Stock upon the agreement of the holders of a majority of the Series A Preferred Stock.

Upon issuance of the Series A Preferred Stock, the Company allocated relative fair value of $3,857,600 to the Preferred Warrants and recorded a beneficial conversion charge of $11,142,400. These amounts are being recorded as accretion of Series A Preferred Stock over the period to the earliest redemption date, which is December 9, 2007. For the three months and nine months ended September 30, 2004, the Company recorded $0.9 million and $2.8 million, respectively, of accretion related to these charges. The unamortized discount as of September 30, 2004 was $11.95 million.

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

Upon issuance of the Convertible Notes, the Company allocated fair value of $1,905,300 to the Note Warrants and recorded a beneficial conversion charge of $5,327,200. The discount created by these charges is being amortized to interest expense over the life of the Convertible Notes. For the three months and nine months ended September 30, 2004, the Company recognized $0.5 million and $1.4 million, respectively, of amortization of that discount. The unamortized discount as of September 30, 2004 was $5.8 million.

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

9. Series B Financing

Pursuant to a Stock Purchase Agreement among the Company and General Electric Pension Trust (“GEPT”), New York Life Capital Partners II, L.P. (“NYL”), Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P., (collectively, “Pequot,” together with GEPT and NYL, collectively, the “Investors”), dated May 28, 2004 (the “Series B Purchase Agreement”), the Company:

•	issued and sold to the Investors convertible secured senior subordinated promissory notes (“Senior Subordinated Notes”) in the aggregate principal amount of $12,000,000 at the time of the closing of the acquisition of BAI on May 28, 2004 (the “First Closing Date”). The Senior Subordinated Notes were converted into an aggregate of 3,428,571 shares of the Company’s newly designated Series B convertible preferred stock (“Series B Preferred Stock”) upon stockholders approval at the Company’s annual meeting of stockholders; and

•	in connection with the issuance and sale of the Senior Subordinated Notes, issued Common Stock Warrants (“Common Stock Warrants”) to purchase 857,143 shares of common stock, at an exercise price of $4.32, at a ratio of one share of common stock for every five shares of common stock issued or issuable upon conversion of the Series B Preferred Stock issued or issuable upon conversion of the Senior Subordinated Notes.

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

Senior Subordinated Notes

The outstanding principal of $12,000,000 on the Senior Subordinated Notes was converted into 3,428,517 shares of Series B Preferred Stock upon stockholders’ approval at the Company’s annual meeting on September 15, 2004. The per share conversion price of the Senior Subordinated Notes is $3.50 (the “Series B Original Issue Price”).

Upon issuance of the Senior Subordinated Notes, the Company allocated fair value of $720,000 to the Common Stock Warrants based on a preliminary valuation, and recorded a beneficial conversion charge of $3,720,000. Upon receipt of a final valuation, it was determined that $1,040,400 was the fair value of the Common Stock Warrants resulting in a beneficial conversion charge of $4,040,400. The discount created by these charges was fully amortized to interest expense upon the conversion of the Senior Subordinated Notes. For the three months and nine months ended September 30, 2004, the Company recognized $4.6 million and $5.5 million, respectively, of that discount.

Series B Preferred Stock

An aggregate of 3,428,571 shares of Series B Preferred Stock were issued to the Investors upon stockholders’ approval of the conversion of the $12 million Senior Subordinated Notes into the Series B Preferred Stock at the Annual Meeting of Stockholders on September 15, 2004. The Series B Preferred Stock ranks senior to the Company’s Series A Preferred Stock. The Series B Preferred Stock bears a cumulative annual dividend of 6%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in a default under the Company’s Credit Facility, in additional shares of Series B Preferred Stock.

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

The Series B Preferred Stock will be convertible into common stock at any time at the election of its holders. The per share conversion price (the “Conversion Price”) of the Series B Preferred Stock of $2.80 was calculated using the lowest of (i) $3.10; (ii) the price that reflects a 20% discount to the trailing average closing price of the Company’s common stock for the 20 consecutive trading days immediately preceding the date of the conversion or the Series B Issue Date, but in no event less than $2.80; and (iii) the closing price of the Company’s common stock on the day immediately preceding the Series B Issue Date.

The Series B Preferred Stock will automatically convert into common stock if, any time following 18 months after the Series B Issue Date, (i) the average closing price of the common stock over the immediately preceding 20 consecutive trading day period exceeds 2.5 times the Series B Original Issue Price of $2.80 (as adjusted for certain dilutive equity issuances and for stock splits, stock dividends and similar events related to the Series B Preferred Stock); or (ii) with respect to any holder’s shares of Series B Preferred Stock, such holder does not accept, within 60 days of notice to such holder, the Company’s offer to purchase the Series B Preferred Stock for at least 2.5 times the Series B Original Issue Price of $2.80. The Series B Preferred Stock will automatically convert into common stock upon the agreement of the holders of 75% of the then outstanding Series B Preferred Stock.

Holders of two-thirds of the Series B Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after the fourth anniversary of the Series B Issue Date at the Series B Original Issue Price plus accrued but unpaid dividends.

Holders of Series B Preferred Stock are entitled to vote together with all other classes and series of voting stock of the Company as a single class, on all actions to be taken by the stockholders of the Company. As long as at least 25% of the shares of the Series B Preferred Stock issued pursuant to the Series B Purchase Agreement remain outstanding, the Company may not take numerous specified actions (including certain changes to the Company’s Certificate of Incorporation) without first obtaining the written consent of holders of at least a majority of the then outstanding shares of Series B Preferred Stock voting separately as a class. In addition, as long as the Company Option is in effect, holders of 100% of the Series A Preferred Stock and the Series B Preferred Stock, voting together as a single class, shall have the right to veto (i) any Company Acquisition, and (ii) the issuance of any securities ranking senior to or pari passu with the Series A Preferred Stock or the Series B Preferred Stock, with respect to voting, dividend, liquidation or redemption rights, including the issuance of subordinated debt.

Common Stock Warrants

The Common Stock Warrants to purchase 857,143 shares of Common Stock, issued in connection with the Series B Financing will expire on May 28, 2014. They were not exercisable at the time of issuance. Upon stockholders’ approval at the Annual Meeting of Stockholders on September 15, 2004, the Common Stock Warrants became exercisable at the option of the Investors. The exercise price of the Common Stock Warrants is $4.32 per share.

10. Guarantees

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s common stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. As of September 30, 2004, the maximum amount payable under the terms of the guaranteed shares was $1,628,600. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of September 30, 2004, no amounts were accrued under the guarantee.

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

The Company’s historical financial statements have been restated to reflect ABS as discontinued operations for the periods presented.

Operating results of the discontinued business are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues	$661,300	$712,100	$1,639,900	$3,242,700
Income (loss) from discontinued operations	124,000	(74,100)	(5,100)	75,500
Income tax expense (benefit)	47,800	(21,100)	(2,000)	21,500
Income (loss) from discontinued operations, net of tax	$76,200	$(53,000)	$(3,100)	$54,000

Tax rates vary between discontinued operations and the Company’s effective tax rate due to the non-deductibility of certain non-cash amortization expenses for tax purposes.

The major classes of assets and liabilities for this discontinued business were as follows:

	September 30, 2004	December 31, 2003
Accounts receivable, net	$1,113,800	$651,300
Fixed assets, net	—	6,800

Total assets of business held for sale	$1,113,800	$658,100

Accounts payable	$8,600	40,000
Other current liabilities	73,000	76,000

Total liabilities of business held for sale	$81,600	$116,000

13. Litigation and Claims

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) in the Maryland Circuit Court for Prince George’s County alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. Under the complaint, Swales sought damages of $4 million. To minimize the expense, effort, uncertainty and inconvenience entailed in proceeding with the litigation, the Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July 2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount has been billed to NASA and payment has been received by the Company. Legal fees are expected to be approximately $325,000. Based on a legal opinion of the Company’s outside counsel, the Company believes that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. A receivable in the amount of $860,000 has been recorded in other assets. However, on July 28, 2004, the Company received from NASA a Notice of Intent to Disallow Costs. Discussions with NASA are still ongoing. Notwithstanding the Notice of Intent to Disallow Costs, the Company continues to believe that the costs of the settlement will be reimbursed by NASA. Therefore, no amounts have been accrued for disallowance of this claim as of September 30, 2004. However, there can be no assurance that the Company will in fact be reimbursed in part or in full by NASA in the foreseeable future.

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

Sales to U.S. federal government agencies and their prime contractors represented approximately 99% of our total net sales during the nine months ended September 30, 2004 and during the nine months ended September 30, 2003. The Department of Defense accounted for approximately 52% and 42% of our revenues in the nine months ended September 30, 2004 and 2003, respectively. NASA is our largest customer, generating 46% and 57% of our revenues for the nine months ended September 30, 2004 and 2003, respectively. Approximately 17% of our revenues and 70% of our operating income for the nine months ended September 30, 2004 came from one prime contract with an agency within the Department of Defense. Approximately 29% of our revenues for the nine months ended September 30, 2004 came from one prime contract with NASA, which will continue until September 2011 if all options are exercised. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.

In the nine months ended September 30, 2004, a majority of our revenues were generated as a prime contractor to the federal government. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with stronger client relationships. The following table shows our revenues as prime contractor and as subcontractor as a percentage of our total revenues for the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Prime contract revenues	72%	67%	54%	56%
Subcontract revenues	28	33	46	44

Total revenues	100%	100%	100%	100%

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

Our services are provided under three types of contracts: cost-plus-fees, time-and-materials, and fixed price contracts.

•	Cost-plus-fees contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish a ceiling amount that the contractor may not exceed without the approval of the contracting officer. If our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. The majority of our cost-plus contracts contain provisions to limit recovery of excess costs.

•	Time-and-material contracts provide for acquiring services on the basis of director labor hours at specified fixed hourly rates. Profit margins on time-and-materials contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to such contracts. We assume the risk that costs of performance may exceed the negotiated hourly rates.

•	Fixed price contracts provide for delivery of products or services for a price that is negotiated in advance on the basis of the contractor’s costs experiences. The price is not subject to any adjustment and that means we assume the financial risk of costs overruns. If the costs exceed the estimates, profit margins decrease and a loss may be realized on the contract.

The following table shows our revenues from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Cost-plus-fees	31%	50%	38%	50%
Time-and-materials	51	34	46	35
Fixed price	18	16	16	15

Total	100%	100%	100%	100%

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

The Company’s backlog of orders, based on remaining contract value, believed to be firm as of September 30, 2004 was approximately $281 million. Funded backlog as of September 30, 2004 was approximately $30 million. Included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

All of our U.S. government contracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004

TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES AND PERCENT OF REVENUES BY GROUP

	Three Months Ended September 30
	2004		2003
Homeland Security Group	$17,066,000	61%	$6,607,400	42%
Systems Engineering Group	10,786,000	39%	9,270,300	58%

Total	$27,852,000	100%	$15,877,700	100%

PERCENTAGE REVENUE GROWTH QUARTER OVER QUARTER BY GROUP

2004 vs. 2003
Homeland Security Group	158%
Systems Engineering Group	16%

Total	75%

Revenues for the three months ended September 30, 2004 were $27.9 million, an increase of $12.0 million from the $15.9 million in revenues for the three months ended September 30, 2003. This increase is primarily due to increases in revenues in the Homeland Security Group and the Systems Engineering Group. Revenues of the Homeland Security Group increased 158% or approximately $10.5 million. This increase was primarily due to the acquisition of BAI, which contributed $8.3 million in revenues, and the remainder is due to growth in services provided to the intelligence community and related agencies. Revenues of the Systems Engineering Group increased 16%, or approximately $1.5 million, primarily due to a $1.8 million increase in revenues under the ELVIS contract, as compared to the third quarter of 2003. This increase was offset by a reduction in revenues of $0.4 million due to the planned step-down in activities under the Microgravity Research Development and Operations subcontract providing services to NASA related to designing and building experiments to be run on the International Space Station.

Costs of revenue for the quarter ended September 30, 2004 were $22.5 million, an increase of $9.0 million from the same period of the prior year. Costs of revenue for recently acquired BAI accounted for $6.1 million of the increase. Growth in services provided to the customers of the Homeland Security Group and the Systems Engineering Group as noted in the preceding paragraph, accounted for $1.2 million and $1.7 million of the increase, respectively. Costs of revenue as a percentage of revenues were approximately 81% for the quarter ended September 30, 2004 and 85% for the same period of the prior year.

Selling, general and administrative expenses totaled $2.8 million for the quarter ended September 30, 2004, compared with $1.4 million for the same period of the prior year. This 100% increase is also due to investments made to expand the Company’s infrastructure and management team to accommodate an expected increase in the scope of business operations from acquisitions. These investments include upgrading our financial accounting system and additional staff members in the accounting, contracts, marketing and corporate management departments.

Operating income for the three months ended September 30, 2004 was $2.0 million, compared to operating income of $1.0 million for the period ended September 30, 2003. The increased operating income is attributable to the growth of the Homeland Security Group of $1.9 million, of which $1.1 million is attributable to BAI, and $0.8 million is attributable to growth in services provided to the intelligence community and related agencies. Offsetting these increases was a $0.4 million decrease in operating income of the Systems Engineering Group. This is attributable to the planned step-down under the Microgravity Research Development and Operations contract as well as increased business development expenses within the group. In addition, $0.4 million of amortization expense was recognized related to the BAI acquisition.

Interest expense totaled $5.6 million for the quarter ended September 30, 2004, compared with $0.1 million for the same period in the prior year. The $5.5 million increase is primarily due to cash and non-cash interest expense related to the convertible debt issued as part of the Pequot Transaction and the Series B Financing. Cash interest payments on the convertible debt were $0.3 million and non-cash amortization recorded as interest expense was $5.1 million.

Income tax expense for the quarter ended September 30, 2004 was $1.5 million, compared with $0.2 million for the same period in the prior year. The Company will experience an increase in the effective tax rate in 2004. This increase is due to certain amortization costs related to the Pequot Transaction and the Series B Financing which are not deductible for tax purposes, in addition to the Company consuming all net operating loss carry forwards during 2003.

In the quarter ended September 30, 2004, the Company recorded a net loss from continuing operations of approximately $5.0 million and EBITDA, as defined below, of $2.7 million, after add-backs for interest of $5.6 million, depreciation of $0.1 million, amortization of $0.5 million, and income tax expense of $1.5 million. EBITDA as a percent of revenues was 9.8% for the quarter ended September 30, 2004, compared to 7.0% for the quarter ended September 30, 2003.

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

EBITDA is a widely used measure of operating performance. It is presented as supplemental information that management of the Company believes is useful to investors to evaluate the Company’s results because it excludes certain items that are not directly related to the Company’s core operating performance. EBITDA is calculated by adding back net interest expense, income taxes, discontinued operations, depreciation and amortization to net income. EBITDA should not be considered as a substitute either for net income, as an indicator of the Company’s operating performance, or for cash flow, as measures of the Company’s liquidity. In addition, because EBITDA is not calculated identically by all companies, the Company’s presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004

TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES AND PERCENT OF REVENUES BY GROUP

	Nine Months Ended September 30
	2004		2003
Homeland Security Group	$35,692,400	54%	$19,892,700	43%
Systems Engineering Group	31,006,500	46%	26,688,500	57%

Total	$66,698,900	100.0%	$46,581,200	100.0%

PERCENTAGE REVENUE GROWTH NINE MONTHS OVER NINE MONTHS BY GROUP

2004 vs. 2003
Homeland Security Group	79%
Systems Engineering Group	16%

Total	43%

Revenues for the nine months ended September 30, 2004 were $66.7 million, an increase of $20.1 million from the $46.6 million in revenues for the nine months ended September 30, 2003. This increase is primarily due to increases in revenues in the Homeland Security Group and the Systems Engineering Group. Revenues of the Homeland Security Group increased 80%, or approximately $15.8 million, of which $11.5 million was attributable to the acquisition of BAI and $4.3 million was due to growth in services provided to the intelligence community and related agencies. Revenues of the Systems Engineering Group increased 16.3%, or approximately $4.3 million primarily due to a $4.0 million increase in revenues under the ELVIS contract, as compared to the first nine months of 2003. In addition, under the Glenn Engineering Support Services subcontract providing services to NASA, revenues increased approximately $1.1 million as compared to the same period of 2003 due to additional tasking from the customer. These increases were offset by a reduction in revenues of $0.9 million due to the planned step-down in activities under the Microgravity Research Development and Operations subcontract providing services to NASA related to designing and building experiments to be run on the International Space Station.

Costs of revenue for the nine months ended September 30, 2004 were $53.9 million, an increase of $14.7 million from the same period of the prior year. The primary reason for this increase was costs of revenue for the recently acquired BAI, which accounted for $8.5 million of the increase. In addition, growth in services to the customers of the Homeland Security Group and Systems Engineering Group as noted in the preceding paragraph, accounted for $2.2 million and $3.9 million of the increase, respectively. Costs of revenue as a percentage of revenues were approximately 81% for the nine months ended September 30, 2004 and 84% for the same period of 2003.

Selling, general and administrative expenses totaled $7.1 million for the nine months ended September 30, 2004, compared to $4.1 million for the same period of the prior year. This 73% increase is attributable to investments made to expand the Company’s infrastructure and management team to accommodate an expected increase in the scope of business operations from acquisitions. These investments include upgrading our financial accounting system and additional staff members in the accounting, contracts, marketing and corporate management departments.

Operating income for the nine months ended September 30, 2004 was $4.7 million, compared to operating income of $3.0 million for the period ended September 30, 2003. This $1.7 million increase is primarily attributable to growth in the Homeland Security Group of $3.2 million, of which $1.7 million is attributable to BAI and $1.5 million is attributable to growth in the services provided to the intelligence community and related agencies. Offsetting this increase was a reduction in operating income of the Systems Engineering Group of $0.3 million due to the planned step-down under the Microgravity Research Development and Operations contract. In addition to $0.4 million in merger and acquisition expenses, $0.6 million of amortization expense was recognized related to the BAI acquisition.

Interest expense totaled $8.0 million for the nine months ended September 30, 2004, compared with $0.3 million for the same period in the prior year. The $7.7 million increase is due to cash and non-cash interest expense related to the convertible notes issued. Cash interest payments on the convertible notes were $0.8 million and non-cash amortization recorded as interest expense was $6.9 million.

Income tax expense for the nine months ended September 30, 2004 was $1.8 million, compared with $0.8 million for the same period in the prior year. The Company will experience an increase in the effective tax rate in 2004. This increase is due to the recognition of certain amortization costs related to the Pequot Transaction and the Series B Financing, which are not deductible for tax purposes, in addition to the Company consuming all net operating loss carryforwards during 2003.

For the nine months ended September 30, 2004, the Company recorded a net loss from continuing operations of approximately $5.1 million and EBITDA, as defined above, of $5.9 million, after add-backs for interest of $8.0 million, depreciation of $0.2 million, amortization of $1.0 million, and income tax expense of $1.8 million. EBITDA as a percent of revenue was 8.9% for the nine months ended September 30, 2004, compared to 7.2% for the nine months ended September 30, 2003.

CAPITAL RESOURCES AND LIQUIDITY

While the Company experienced a net loss on a quarterly comparison to a net income for the same period of 2003, the majority of the net loss can be attributed to non-cash amortization and accretion charges associated with the Pequot Transaction and Series B Financing. Borrowing availability under the Company’s Credit Facility continues to be sufficient to fund normal operations. The table below details the convertible debt and remaining amortization expense that will be recognized in subsequent quarters as interest expense.

				Quarterly Expenses		Remaining Period of Amortization
Convertible Debt	Face Value	Carrying Value At September 30, 2004	Remaining Amount to be Amortized	Cash	Non –Cash Interest Accretion
Convertible Notes	$10,000,000	$4,237,500	$5,762,500	$175,000	$480,000	3 1/4 Years

The table below details the Series A and Series B Preferred Stock and the associated dividends and accretion.

				Quarterly Dividends and Accretion
Preferred Stock	Face Value	Carrying Value At September 30, 2004	Remaining Amount to be Accreted	Cash	Non -Cash Preferred Stock Accretion	Remaining Period of Amortization
Series A	$15,000,000	$3,049,800	$11,950,200	$225,000	$937,500	3 1/4 Years
Series B	$12,000,000	$12,000,000	—	$180,000	—	—

For the nine months ended September 30, 2004, net loss available to common shareholders of $9.0 million included $1.0 million of non-cash amortization, $5.1 million of non-cash interest accretion, and $2.8 million of non-cash preferred stock accretion. Available borrowing capacity on the Company’s Credit Facility amounted to $13.4 million. The Company had a standby financing capacity for acquisitions of $45 million, consisting of an annual guidance bank facility of $20 million and the option to draw down on a second round of Series B Preferred Stock financing of $25 million.

Working capital at September 30, 2004 decreased by $13.8 million from December 31, 2003 primarily due to the purchase of BAI which included the use of $12 million of cash from the Pequot Transaction, a draw from our Credit Facility of $8.3 million and the issuance of the Senior Subordinated Notes for $12 million. In addition, accounts receivable increased $7.6 million over the prior year due to accounts receivable acquired in the acquisition of BAI and the timing of receipt of certain accounts receivable.

Net cash provided by operating activities was $2.5 million for the nine months ended September 30, 2004, compared to $2.7 million for the same period of the prior year. Net cash used in investing activities during the nine months ended September 30, 2004 was $27.7 million in comparison to $0.4 million for the same period of the prior year. Net cash used in investing activities during 2004 was primarily used for the acquisition of BAI, net cash used during 2003 was primarily used for the purchase of fixed assets.

The Company has a credit agreement with Bank of America, N.A. (the “Credit Facility”). On May 28, 2004, in connection with the acquisition of BAI, the Credit Facility was amended and restated to provide a $20,000,000 revolving credit facility, and the remaining outstanding balance on the Company’s term loan of $1,750,000 was consolidated into the Credit Facility. An uncommitted annual guidance facility not to exceed an additional $20,000,000 is available to fund future acquisitions upon application by the Company and approval by Bank of America. The Credit Facility has an annual renewal occurring April 30 of each year. Interest on the Credit Facility is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of September 30, 2004, the Credit Facility outstanding balance was $6,565,600. The interest rate at September 30, 2004 was 4.33% for the Credit Facility.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of September 30, 2004, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties other than ABS, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is secured by the accounts receivable and other assets of the Company.

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s common stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. As of September 30, 2004, the maximum amount payable under the terms of the guaranteed shares was $1,628,600. As the fair market value of the Company’s common stock was in excess of the guaranteed share prices as of September 30, 2004, no amounts were accrued under the guarantee.

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

Subject to certain approval rights by the holders of Series A convertible preferred stock of the Company (the “Series A Preferred Stock”) and the Series B Preferred Stock, the Series B Purchase Agreement also provides that the Company has an option to require the Investors to purchase up to an additional $25 million of Senior Subordinated Notes or Series B Preferred Stock, with additional Common Stock Warrants (the “Company Option”), at any one or more times on or prior to May 27, 2005 for the purpose of paying the cost of acquisition of the stock or assets of one or more other companies in each case with an acquisition value of at least $10 million.

Senior Subordinated Notes

The outstanding principal of $12,000,000 on the Senior Subordinated Notes was converted into Series B Preferred Stock upon stockholders’ approval at the Company’s annual meeting on September 15, 2004. The per share conversion price of the Senior Subordinated Notes is $3.50 (the “Series B Original Issue Price”).

Upon issuance of the Senior Subordinated Notes, the Company allocated fair value of $720,000 to the Common Stock Warrants based on a preliminary valuation, and recorded a beneficial conversion charge of $3,720,000. Upon receipt of a final valuation, it was determined that $1,040,400 was the fair value of the Common Stock Warrants resulting in a beneficial conversion charge of $4,040,400. The discount created by these charges was fully amortized to interest expense upon the conversion of the Senior Subordinated Notes. For the three and nine months ended September 30, 2004, the Company recognized $4.6 million and $5.5 million, respectively, of amortization of that discount.

Series B Preferred Stock

An aggregate of 3,428,571 shares of Series B Preferred Stock were issued to the Investors upon stockholders’ approval of the conversion of the $12 million Senior Subordinated Notes into the Series B Preferred Stock. The Series B Preferred Stock ranks senior to the Company’s existing Series A Preferred Stock. The Series B Preferred Stock bears a cumulative annual dividend of 6%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in a default under the Company’s Credit Facility, in additional shares of Series B Preferred Stock.

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

The Series B Preferred Stock will be convertible into Common Stock at any time at the election of its holders. The per share conversion price (the “Conversion Price”) of the Series B Preferred Stock of $2.80 was calculated using the lowest of (i) $3.10; (ii) the price that reflects a 20% discount to the trailing average closing price of the Company’s Common Stock for the 20 consecutive trading days immediately preceding the date of the conversion or the Series B Issue Date, but in no event less than $2.80; and (iii) the closing price of the Company’s Common Stock on the day immediately preceding the Series B Issue Date.

The Series B Preferred Stock will automatically convert into Common Stock if, any time following 18 months after the Series B Issue Date, (i) the average closing price of the Common Stock over the immediately preceding 20 consecutive trading day period exceeds 2.5 times the Series B Original Issue Price (as adjusted for certain dilutive equity issuances and for stock splits, stock dividends and similar events related to the Series B Preferred Stock); or (ii) with respect to any holder’s shares of Series B Preferred Stock, such holder does not accept, within 60 days of notice to such holder, the offer to purchase the Series B Preferred Stock for at least 2.5 times the Series B Original Issue Price of $2.80. The Series B Preferred Stock will automatically convert into Common Stock upon the agreement of the holders of 75% of the Series B Preferred Stock.

Holders of two-thirds of the Series B Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after the fourth anniversary of the Series B Issue Date at the Series B Original Issue Price plus accrued but unpaid dividends.

Holders of Series B Preferred Stock are entitled to vote together with all other classes and series of voting stock of the Company on all actions to be taken by the stockholders of the Company. As long as at least 25% of the shares of the Series B Preferred Stock issued pursuant to the Series B Purchase Agreement remain outstanding, the Company may not take numerous specified actions (including certain changes to the Company’s Certificate of Incorporation) without first obtaining the written consent of holders of at least a majority of the then outstanding shares of Series B Preferred Stock voting separately as a class. In addition, as long as the Company Option is in effect, holders of 100% of the Series A Preferred Stock and the Series B Preferred Stock, voting together as a single class, shall have the right to veto (i) any Company Acquisition, and (ii) the issuance of any securities ranking senior to or pari passu with the Series A Preferred Stock or the Series B Preferred Stock, with respect to voting, dividend, liquidation or redemption rights, including the issuance of subordinated debt.

Common Stock Warrants

The Common Stock Warrants issued in connection with the Series B Financing will expire on May 28, 2014. They are not exercisable at the time of issuance. Upon stockholders’ approval at the Annual Meeting on September 15, 2004, the Common Stock Warrants became exercisable at the option of the Investors. The exercise price of the Common Stock Warrants is $4.32 per share.

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

Under the interest rate swap, the Company pays the bank at a fixed rate and receives variable interest at a rate approximating the variable rate of the Company’s debt, thereby creating the equivalent of a fixed rate obligation. The following table summarizes the original financial terms of the Company’s interest rate swap:

Original Notional Value	Variable Rate Received	Fixed Rate Paid	Effective Date	Expiration Date
$2,950,000	LIBOR	4.25%	1/1/02	12/1/04

The notional value of the interest rate swap declines as the amount of the Term Loan is paid down. At September 30, 2004 the notional value of the swap was $1,300,000. Increases in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt, which includes the portion of the term note not covered by the interest rate swap agreement and the Credit Facility. For example, a 100 basis points increase in interest rates would increase annual interest expense by $52,700, based on debt levels at September 30, 2004.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2004, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July 2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount has been billed to NASA and payment has been received by the Company. Legal fees are expected to be approximately $325,000. Based on a legal opinion from the Company’s outside counsel, the Company believes that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs reimbursable under the ELVIS contract with NASA. A receivable in the amount of $860,000 has been recorded in other assets. However, on July 28, 2004, the Company received from NASA a Notice of Intent to Disallow Costs. Discussions with NASA are still ongoing. Notwithstanding the Notice of Intent to Disallow Costs, the Company continues to believe that the costs of the settlement will be reimbursed by NASA. Therefore, no amounts have been accrued for disallowance of this claim as of September 30, 2004. However, there can be no assurance that the Company will in fact be reimbursed in part or in full by NASA in the foreseeable future.

Item 4. Submission to Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on September 15, 2004.

(b) At the Annual Meeting, the Company’s stockholders approved:

(i) Proposal 1: the election of the incumbent nine (9) directors, namely, Sterling E. Phillips, Jr., Peter C. Belford, Sr., C. Thomas Faulders, III, Lincoln D. Faurer, Martin M. Hale, Jr., Thomas L. Hewitt, Joseph “Keith” Kellogg, Jr., Gerald A. Poch, and Daniel R. Young;

(ii) Proposal 2: conversion of the Senior Subordinated Notes in the aggregate principal amount of $12,000,000 into 3,428,571 shares of Series B Preferred Stock, issuance of up to an additional 7,142,857 shares of Series B Preferred Stock to the Investors pursuant to future financings using Series B Preferred Stock, and the subsequent issuance of 20% or more of the shares of the Company’s common stock upon conversion of the Series B Preferred Stock, or as payment for dividends on the Series B Preferred Stock;

(iii) Proposal 3: exercise of Common Stock Warrants into 857,143 shares of common stock, and to the extent provided for upon the exercise of the Common Stock Warrants, the issuance of 20% or more of the common stock upon exercise of the Common Stock Warrants;

(iv)Proposal 4: amendments to the Company’s 2002 Stock Option Plan to (i) increase the number of shares of Common Stock reserved for issuance thereunder from 2,000,000 to 3,000,000; and (ii) change the date of the initial grant of options to non-employee directors from the date of appointment to the Board to the date of the first Board meeting attended by such directors;

(v) Proposal 5: an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 500,000 to 650,000; and

(vi) Proposal 6: ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year 2004

The following votes were cast with respect to each of the matters voted on at the Special Meeting:

Proposal #1 DIRECTORS	FOR	WITHHELD	TOTAL VOTED
#1-Phillips	19,695,207	49,651	19,744,858
#2-Belford	19,700,854	44,004	19,744,858
#3-Faulders	19,700,444	44,414	19,744,858
#4-Faurer	19,700,209	44,649	19,744,858
#5-Hale	19,700,354	44,504	19,744,858
#6-Hewitt	19,700,229	44,629	19,744,858
#7-Kellogg	19,700,289	44,569	19,744,858
#8-Poch	19,514,823	230,035	19,744,858
#9-Young	19,700,749	44,109	19,744,858

Proposal #2	FOR	AGAINST	ABSTAIN
Total	15,230,642	247,915	10,566

Proposal #3	FOR	AGAINST	ABSTAIN
Total	15,214,128	249,432	25,563

Proposal #4	FOR	AGAINST	ABSTAIN
Total	15,244,186	89,760	7,860

Proposal #5	FOR	AGAINST	ABSTAIN
Total	15,260,944	73,191	7,671

Proposal #6	FOR	AGAINST	ABSTAIN
Total	19,720,277	17,114	7,467

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated July 6, 2004 and filed with the Securities and Exchange Commission on July 14, 2004 reported that the Company had appointed Mr. Joseph “Keith” Kellogg Jr. to the Board of Directors.

A Current Report on Form 8-K dated July 28, 2004 and filed with the Securities and Exchange Commission on July 30, 2004 reported (i) it had entered into a settlement agreement and mutual release with Swales and Associates, Inc., which resolves all claims, including a litigation matter between the parties; (ii) its date for the 2004 Annual Stockholders’ Meeting and (ii) its financial results for the second quarter ended June 30, 2004.

An amendment to the Current Report on Form 8-K/A dated June 1, 2004 and filed with the Securities and Exchange Commission on August 9, 2004 reported (i) the audited financial statements for Beta Analytics, Incorporated (“BAI”) as of May 28, 2004 and June 30, 2004 and for the eleven months ended May 28, 2004 and the two years in the period ended June 30, 2003; (ii) the Unaudited Pro Forma Combined Balance Sheet, the Unaudited Pro Forma Combined Statement of Operations, and Notes to Unaudited Pro Forma Combined Financial Statements; and (iii) the Stock Purchase Agreement with BAI and other parties named in the agreement dated May 6, 2004.

A Current Report on Form 8-K dated August 16, 2004 and filed with the Securities and Exchange Commission on August 16, 2004 reported the location and date for the 2004 Annual Stockholders’ Meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: November 15, 2004

Analex Corporation
(Registrant)

By:	/S/ Sterling E. Phillips, Jr.	By:	/S/ Ronald B. Alexander
	Sterling E. Phillips, Jr.		Ronald B. Alexander
	Chairman and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)