Form 10-K
period 2004-12-31
ANALEX CORP
filed 2005-03-28
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Year Ended December 31, 2004

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

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (based upon the closing price of the Common Stock on the American Stock Exchange on June 30, 2004) was approximately $48,473,521.

As of March 21, 2005, 15,431,419 shares of the Common Stock of the registrant were outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of the Annual Report pursuant to General Instruction G(3) to Form 10-K.

PART I

Item 1.     Business

Introduction

Analex Corporation (“Analex” or the “Company”) is a leading provider of mission-critical professional services to federal government clients. The Company specializes in providing information technology, systems engineering, security services and intelligence services in support of the U.S. Government.

Operations

The Company has one reportable segment that consists of two businesses groups: the Homeland Security Group and the Systems Engineering Group. The Homeland Security Group provides information technology services, systems integration, hardware and software engineering and independent quality assurance in support of the U.S. intelligence community and Department of Defense. With Beta Analytics Inc. (“BAI”) included as a part of the Homeland Security Group, the Homeland Security Group also provides security services, information and technology asset protection solutions, and intelligence analysis to federal government and Department of Defense agencies. (see “Recent Developments”) We expect our Homeland Security Group to benefit from the country’s shifting priorities and new emphasis on enhanced intelligence capabilities. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors such as Lockheed Martin and Northrop Grumman, as well as smaller prime contractors.

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

Homeland Security provides independent validation and verification services to the United States Air Force and the National Reconnaissance Office (“NRO”) in support of launches of expendable launch vehicles. The Company’s contribution to the success and reliability of these launches has earned two prestigious awards: the Department of Defense’s David Packard Excellence in Acquisition Award, and the National Reconnaissance Office’s Gold Medal Award. In October 2004, the NRO awarded Analex a three-year contract extension valued at $43 million. The Company, through its wholly-owned subsidiary Sycom Services Inc., supports Northrop Grumman in development of sophisticated airborne electronic sensors and systems.

With BAI included as a part of the Homeland Security Group, the Group also provides protection solutions for militarily critical technologies, security management support services, and intelligence and threat analysis support to federal government and Department of Defense agencies. BAI’s largest contract is with the Missile Defense Agency (“MDA”) where security support includes an effective partnership with the Ballistic Missile Defense System (“BMDS”) program. Services provided include: security to protect the enterprise; serving as the foreign disclosure authority for the Missile Defense Agency to manage international security operations; responsibility for the management and execution of counterintelligence; Operation Security services in support of

BMDS worldwide; managing the MDA Sensitive Compartmented Information (“SCI”) security operations and all internal security programs; and operating and maintaining the Security Operations Center/Access Control Center. BAI’s level of support to MDA depends on the funding and service requirements of MDA. In early 2005, MDA announced certain staffing reductions and that may cause a significant reduction in the Company’s future level of service delivered to MDA. In support of the U.S. Army, BAI was awarded a contract to establish and operate the Army Research and Technology Protection Center (ARTPC) under the Deputy Chief of Staff for Intelligence as the single Army focal point for the integration of technology and acquisition program protection.

Homeland Security supports other intelligence agencies such as the National Security Agency by providing software development, systems integration, configuration management and network administration services. A substantial majority of the Company’s operating income, 113% in 2004, is derived from this Group, primarily from one contract.

Systems Engineering Group.    The Systems Engineering Group provides sophisticated professional services to NASA, the Department of Defense and major aerospace contractors such as Lockheed Martin. The Company provides engineering and information technology services to assist in the development of space systems and support operations of terrestrial assets. The Group assists in the launch of expendable launch vehicles and satellites, and assists in the design and construction of space-based experiments and components and payloads associated with the International Space Station.

The Expendable Launch Vehicle Integrated Support (“ELVIS”) contract with NASA was effective June 1, 2002 and has a nine-year and four-month period of performance if all option terms are exercised. Under the ELVIS contract, Analex provides a broad range of expendable launch vehicle support services for NASA requirements at John F. Kennedy Space Center, Florida; Cape Canaveral Air Force Station, Florida; Vandenberg Air Force Base, California; and other locations. Under the contract, Analex is responsible for engineering services, performing safety and mission assurance functions, and providing communications, computing and telemetry support. In October 2003, Analex was named Small Business Prime Contractor of the Year by NASA’s Kennedy Space Center based on the Company’s outstanding performance on the ELVIS contract.

Under the ELVIS contract, the Company is the prime contractor with two major subcontractors performing various functions. Approximately 19% of the contract is expected to be performed by the subcontractors. As the prime contractor, the Company is responsible for all aspects of work performed by the subcontractors including, but not limited to, quality of work, timeliness of performance, and cost control. The Company records all customer payments under this contract as revenue and all subcontractor invoices as contract costs. Approximately 28% of the Company’s revenue in 2004 was derived from the ELVIS contract.

The Systems Engineering Group provides a broad range of engineering and technical services, including supporting the programs of NASA Glenn Research Center in Cleveland, Ohio via the Glenn Engineering and Scientific Services (“GESS”) subcontract with QSS Corporation. These support services include development of next generation launch vehicles, engineering design and development of aerospace systems, engineering support to research and technology development, engineering support to operations of experimental systems, and project management support. This contract provided $11.6 million in revenue, or 12.3% of the Company’s revenue for 2004. The contract is scheduled to terminate in April 2006. The Company is currently a subcontractor to a small-business prime contractor on this contract. The Company plans to participate in a follow-on re-compete with another small-business prime contractor for the follow-on award of the contract in 2006.

Under the Company’s Microgravity Research Development and Operations Contract (“MRDOC”) subcontract with Northrop Grumman, the Systems Engineering Group also supports NASA Glenn Research Center in development of an automated laboratory environment to be installed aboard the International Space Station to enable research in the performance of fluids and combustion in the near-zero gravity of space. The Company participates in the design, development, manufacturing, test and delivery of the fluids and combustion facility and associated subsystems. The contract is scheduled to continue through November 2007. However, activity under this contract has been declining for the past two years since funding for additional experimentation facilities for the International Space Station has not been forthcoming. In 2004, the contract provided $4.1 million in revenue, or 4.3% of the Company’s total revenue for the year.

The Company’s operating profit is derived from the combination of operating profit from its Homeland Security and Systems Engineering Groups, offset by certain costs incurred at its corporate headquarters that are not allocable to the two groups, such as intangible amortization expenses and internal costs incurred in connection with the mergers and acquisitions related activities.

During the second quarter of 2004, the Company concluded that Advanced Biosystems, Inc. (ABS), a then wholly-owned subsidiary of the Company, did not fit with the Company’s long-term strategic plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004. (see “Recent Developments”) After the disposition of ABS, the Company has two wholly-owned subsidiaries, SyCom Services Inc. (“SyCom”) and Beta Analytics, Inc. (“BAI”).

Government Procurement and Significant Customers

The principal customer for the Company’s services is the U.S. government. The Company’s sales to the U.S. government and its prime contractors represented approximately 100%, 99%, and 98% of total net sales during the twelve months ended December 31, 2004, 2003, 2002, respectively and are expected to continue to account for almost all of the Company’s revenue for the foreseeable future.

The principal U.S. government customer is the Department of Defense, which, directly or through its prime contractors, accounted for approximately 55%, 42%, and 48%, of the Company’s revenue in the twelve months ended December 31, 2004, 2003, and 2002, respectively. With the acquisition of the former Analex Corporation in November 2001, NASA became a significant customer, generating 44%, 57%, and 50% of revenue for the twelve months ended December 31, 2004, 2003 and 2002, respectively. Approximately 63% of our revenue from NASA for fiscal year 2004 came from one prime contract, which has a potential nine-year and four-month total contract term if all options are exercised. In addition, the Homeland Security Group’s contract with one Department of Defense customer generated 16% of the Company’s revenue and 64% of the Company’s operating income for the twelve months ended December 31, 2004.

During 2004, the Company derived revenue from two subcontracts with Northrop Grumman and one with QSS Group, Inc., which in the aggregate comprised 12% and 12%, respectively, of the Company’s total revenue for the year. Approximately 68% of the Company’s revenue was generated as a prime contractor to the federal government and approximately 32% of the Company’s revenue was generated as a subcontractor to a prime contractor to the federal government during the year ended December 31, 2004.

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

Government Contracts

Direct and indirect contracts with government defense and intelligence agencies comprise the majority of the Company’s business base. During 2004, 42% of the Company’s contracts were cost-reimbursement, 39% were time-and-materials, and 19% were firm fixed-price type contracts. However, 40% of the Company’s contracts which are cost reimbursable contracts contain ceilings on various categories of expenses. Therefore, if the Company incurs expenses in excess of these ceilings, the Company will not be fully reimbursed by the government. Following are brief descriptions of the various types of contracts the Company receives from the government.

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

Firm fixed-price contracts provide for delivery of products or services for a price that is negotiated in advance on the basis of the contractor’s cost experience. The price is not subject to any adjustment unless there is a change in the scope of work. Profit margins increase to the extent that costs are below the contracted amounts. If the costs exceed the estimates, profit margins decrease and a loss may be realized on the contract. Two percent (2%) of the Company’s contracts are firm fixed-price, level of effort contracts. This type of contract provides a fixed hourly rate for services rendered and a minimum required level of service, usually measured in hours of services delivered. If the Company completes a task with less than the required level of effort, the Company may be obligated to return a portion of the service fees invoiced.

Contract Backlog

The Company’s backlog of orders, based on remaining contract value, believed to be firm as of December 31, 2004 was approximately $192 million. The portion of the total backlog expected to be realized within 2005 is $98 million. Funded backlog as of December 31, 2004 was approximately $57 million. Included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

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

Analex generally competes against federal systems integrators such as Anteon International Corporation, CACI International Inc., Computer Sciences Corporation, and Science Applications International Corporation,

among others including a variety of small, privately-held government contractors offering information technology and systems engineering services to the U.S. government. In addition, the Systems Engineering Group competes against large aerospace contractors such as Boeing and Lockheed Martin and other small privately held firms in the provision of launch related services. Selection is based primarily on a combination of the price of services and evaluation of technical capability, as well as past performance, quality of service and responsiveness to client requirements.

The Company believes that the Homeland Security Group has a competitive advantage in its skilled engineers and customer relationships within the intelligence community and in its expertise and experience with independent verification and validation of space launch vehicles. With BAI, the Company believes that it has a competitive advantage in protecting technical information developed by the Department of Defense against penetration by unauthorized personnel. However, larger government contractors can provide a breadth of professional offerings that our Homeland Security Group may not be able to match. The Company also believes that the Systems Engineering Group has a competitive advantage in space launch support, especially in the expendable launch vehicle support segment, arising from the Company’s work on the ELVIS contract. Given the Company’s size, larger government contractors operating in this business area may be able to provide a breadth of service offerings beyond the Company’s capabilities.

Employees

As of December 31, 2004, the Company (including its subsidiaries) employed approximately 920 people including full time, part time and casual employees. Of the 920 employees, 49 are members of unions, and employee relations are believed by management to be generally good. On November 1, 2002, the Company entered into a three-year Collective Bargaining Agreement with the International Brotherhood of Teamsters now representing approximately 39 employees on the NASA ELVIS contract at Vandenberg Air Force Base in California. In February 2003, the Company entered into a three-year Collective Bargaining Agreement with the International Brotherhood of Electrical Workers now representing approximately 11 employees on the NASA ELVIS contract at the Kennedy Space Center in Florida.

General Information

Raw materials, patents, licenses, trademarks, franchises and concessions are not material to the operation of the Company’s business and the Company’s business is not seasonal. The Company derives no revenue from foreign operations.

Recent Developments

On May 28, 2004, Analex acquired Beta Analytics, Inc. (“BAI”). BAI provides information and technology asset protection solutions, intelligence analysis, and security services to federal government and Department of Defense agencies. BAI’s services cover a range of life cycle protection and physical security services specifically in the areas of information protection, physical security, intelligence threat assessment and analysis, technology protection, security management and security education and training. BAI is currently reported as a part of the Homeland Security Group.

On May 28, 2004, the Company entered into a Stock Purchase Agreement (the “Series B Purchase Agreement”) with General Electric Pension Trust (“GEPT”), New York Life Capital Partners II, L.P. (“NYL”), Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P., (collectively, “Pequot,” together with GEPT and NYL, collectively, the “Investors”). Pursuant to the Series B Purchase Agreement, the Company sold to the Investors convertible secured senior subordinated promissory notes (“Series B Senior Subordinated Notes”) in the aggregate principal amount of $12,000,000. The outstanding principal of $12,000,000 on the Series B Senior Subordinated Notes was subsequently converted into 3,428,571 shares of Series B Preferred Stock upon stockholders’ approval at the Company’s annual meeting of stockholders on

September 15, 2004. The per share conversion price of the Series B Senior Subordinated Notes into the Series B Preferred Stock was $3.50 (the “Series B Original Issue Price”) and the conversion price of the Series B Preferred Stock into the Company’s Common Stock is $2.80. In connection with the issuance and sale of the Series B Senior Subordinated Notes, the Company also issued to Investors Common Stock Warrants to purchase 857,142 shares of Common Stock, at an exercise price of $4.32 per share. The Series B Senior Subordinated Notes and the related Common Stock Warrants sold and issued to the Investors pursuant to the Series B Purchase Agreement in May 2004 together with the Series B Preferred Stock issued to the Investors in September 2004 are collectively referred to as the “Series B Instruments.” The accounting treatment of the Series B Instruments is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the second quarter of 2004, the Company concluded that ABS, a then wholly-owned subsidiary of the Company, did not fit with the Company’s long-term strategic plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004. Therefore, the results of operations of ABS are reported as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. Historically, ABS has been reported under a separate business segment of the Company.

Subsequent Event

On March 22, 2005, the Company issued a press release announcing that a non-binding letter of intent had been signed in December 2004 with ComGlobal Systems, Incorporated for the acquisition of ComGlobal by the Company for approximately $47 million in cash. The Company anticipates financing the acquisition with a combination of senior bank debt and the Series B Preferred Stock facility approved by the stockholders at the Annual Stockholders’ Meeting in September 2004. The transaction is expected to be consummated within 30 days from March 22, 2005 and is subject to the completion of due diligence, the execution of definitive agreements, the approval of the ComGlobal stockholders and other closing conditions.

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

Item 2.    Properties

As of December 31, 2004, the Company owns real property valued at $391,000 with approximately 4,300 square feet. This property, the former corporate headquarters of BAI, is located in Upper Marlboro, Maryland. The Company leased a total of approximately 84,000 square feet of office space at various locations in Virginia, Maryland, Colorado and Ohio. These leases expire at various dates through 2008. (See Note 14 of the Notes to Consolidated Financial Statements.)

Item 3.    Legal Proceedings

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. The Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July 2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and payment was received by the Company. Legal fees are expected to be approximately $290,000. Based on an opinion by counsel, the Company believes that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, a receivable in the amount of $970,000 has been booked. However, on July 28, 2004, based upon discussions with the customer, the Company received from NASA a Notice of Intent to Disallow Costs. Notwithstanding the Notice of Intent to Disallow Costs, the Company continues to believe that the costs of the settlement will be reimbursed by NASA. Discussions with NASA are continuing. However, there can be no assurance that the Company will in fact be reimbursed in full by NASA in the foreseeable future.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on September 15, 2004. Results of the meeting can be found in Item 4 of the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004, and the same is being incorporated by reference herein.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to March 3, 2003, the Company’s Common Stock was traded over the counter (OTC) and quoted on the OTC Bulletin Board under the symbol “ANLX”. On March 4, 2003, the Common Stock was listed on the American Stock Exchange and began trading under the symbol “NLX”.

The range of the high and low sales prices for the Common Stock, as reported on the American Stock Exchange, for each quarterly period during 2004 and 2003 are shown below. The prices presented below reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.

Year Ended December 31, 2003	High	Low
First Quarter (1/1 to 3/31/03) . . . . . . . . . . . . . . . . . . . . . . .	3.89	2.10
Second Quarter (4/1 to 6/30/03). . . . . . . . . . . . . . . . . . . . . .	3.18	2.40
Third Quarter (7/1 to 9/30/03). . . . . . . . . . . . . . . . . . . . . . .	4.23	2.69
Fourth Quarter (10/1 to 12/31/03). . . . . . . . . . . . . . . . . . . . .	4.22	2.92

Year Ended December 31, 2004	High	Low
First Quarter (1/1 to 3/31/04). . . . . . . . . . . . . . . . . . . . . . . .	4.70	3.19
Second Quarter (4/1 to 6/30/04). . . . . . . . . . . . . . . . . . . . . .	5.35	2.90
Third Quarter (7/1 to 9/30/04). . . . . . . . . . . . . . . . . . . . . . .	3.50	2.60
Fourth Quarter (10/1 to 12/31/04). . . . . . . . . . . . . . . . . . . .	5.00	3.08

As of March 21, 2005, there were approximately 2,275 shareholders of record of the Company’s Common Stock. No cash dividends were paid to common shareholders during 2004 or during the past three fiscal years, and no dividends are expected to be declared during 2005 for common shareholders. The ability of the Company to pay dividends on its Common Stock requires the consent of Bank of America, N.A. under the Company’s credit agreement with Bank of America, the holders of the Series A Preferred Stock and the holders of the Series B Preferred Stock.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data as of December 31, 2004, 2003, 2002, 2001, and for the six months ended December 31, 2000 and 1999 and for the fiscal year ended June 30, 2000 have been taken from the consolidated financial statements of the Company. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included elsewhere in this Report.

	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01	Six Months Ended 12/31/00	Unaudited Six Months Ended 12/31/99	Fiscal Year 6/30/00
	(In thousands of dollars, except per share amounts)
Total revenue (1)	$94,417	$62,327	$52,514	$17,184	$7,063	$10,267	$19,901
Operating income	6,306	3,562	3,159	318	194	(448)	(302)
Interest expense, net of interest income	(8,922)	(520)	(1,018)	(217)	(112)	(167)	(324)
Income (loss) from continuing operations	(3,809)	2,731	2,132	82	82	(615)	(712)
Income (loss) from discontinued operations, net of income taxes	8	16	224	114	3	(16)	(33)
Loss on disposal of discontinued operations, net of income tax	(545)	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	(902)	(57)	—	—	—	—	—
Dividends on Series B Convertible Preferred Stock	(211)	—	—	—	—	—	—
Accretion of convertible preferred stock	(3,750)	(236)	—	—	—	—	—
Net income available to common shareholders	(9,210)	2,453	2,357	196	85	(631)	(745)
Net income (loss) available to common shareholders per share:
Continuing operations:
Basic	$(0.60)	$0.16	$0.15	$0.01	$0.01	$(0.24)	$(0.20)
Diluted	$(0.60)	$0.14	$0.13	$0.01	$0.01	$(0.24)	$(0.20)
Discontinued operations:
Basic	$(0.04)	$0.00	$0.01	$0.02	$0.00	$(0.00)	$(0.03)
Diluted	$(0.04)	$0.00	$0.01	$0.01	$0.00	$(0.00)	$(0.03)
Net income (loss) available to common shareholders:
Basic	$(0.64)	$0.16	$0.16	$0.03	$0.01	$(0.24)	$(0.23)
Diluted	$(0.64)	$0.14	$0.14	$0.02	$0.01	$(0.24)	$(0.23)
At period end:
Total assets	74,922	43,632	30,784	25,625	5,784	6,127	5,951
Long-term liabilities	8,070	5,476	4,430	5,064	412	1,040	702
Working capital	5,523	17,185	676	(43)	140	(1,454)	(28)
Shareholders’ equity	32,966	29,493	13,902	11,175	2,002	(80)	1,535

(1)	See Item 7 “Management’s Discussion and Analysis” for an explanation of events that materially affect comparability.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data”, and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

Analex is a leading provider of mission-critical professional services to federal government clients. The Company specializes in providing information technology, systems engineering, security services and intelligence services in support of the U.S. Government. All of our sales are generated using written contractual arrangements. The contracts require us to deliver technical services to the intelligence community, analyze and support defense systems, design, develop and test aerospace systems according to the specifications provided by our customers.

During 2004, the Company had revenue of $94.4 million compared to $62.3 million for the prior year, a 51.5% increase. While 32.5% of this increase was attributable to BAI, approximately 19% growth in revenue for the year was attributable to organic growth. Operating income was $6.3 million compared to $3.6 million for 2003, and operating margin grew to 6.7% compared to 5.7% for 2003. Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) grew 96% from $4.1 million in 2003 to $8.0 million in 2004, with EBITDA margins grown from 6.6% in 2003 to 8.5% in 2004. Net loss to common shareholders was $9.2 million compared with a net income to common shareholders for the prior year of $2.5 million. This is primarily due to the substantial non-cash interest and accretion charges related to the Series A and Series B financing. These charges amounted to $11.4 million for 2004, and $0.4 million for 2003.

During the second quarter of 2004, the Company concluded that Advanced Biosystems, Inc. (ABS), a then wholly-owned subsidiary of the Company, did not fit with the Company’s long-term strategic plan and decided to divest ABS. ABS was engaged in biomedical research for broad-spectrum defenses against toxic agents capable of being used as bioterrorist weapons, such as anthrax and smallpox. The Company disposed of ABS on November 16, 2004. Therefore, the results of operations of ABS are reported as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. Historically, ABS has been reported under a separate business segment of the Company.

On May 28, 2004, Analex acquired Beta Analytics, Inc. (“BAI”). BAI is now reported as a part of the Homeland Security Group. BAI provides information and technology asset protection solutions, intelligence analysis, and security services to federal government and Department of Defense agencies. BAI’s services cover a range of life cycle protection and physical security services specifically in the areas of information protection, physical security, intelligence threat assessment and analysis, technology protection, security management and security education and training. We believe that our acquisition of BAI will continue to yield significant yearly revenue and strong operating income to the Company.

Sales to U.S. federal government agencies and their prime contractors represented approximately 100% and 99% of our total net sales during the twelve months ended December 31, 2004 and 2003. The Department of Defense accounted for approximately 55% and 42% of our revenue in the twelve months ended December 31, 2004 and 2003, respectively. NASA is our largest customer, generating 44% and 57% of our revenue for the twelve months ended December 31, 2004 and 2003, respectively. Approximately 16% of our revenue and 64% of our operating income for fiscal year 2004 came from one prime contract with an agency within the Department of Defense. Approximately 28% of our revenue for fiscal year 2004 came from one prime contract with NASA, which has a potential nine-year and four-month contract term if all options are exercised. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.

In 2004, 68% of our revenue was generated as a prime contractor to the federal government. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with stronger client relationships. The following table shows our revenue as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Year
	2004	2003	2002
Prime contract revenue	68%	57%	44%
Subcontract revenue	32%	43%	56%

Total revenue	100%	100%	100%

We have one reportable segment that is engaged in professional services related to information technology and systems engineering for the U.S. government, primarily NASA and the Department of Defense. This segment consists of two business groups: the Homeland Security Group and the Systems Engineering Group. The Homeland Security Group provides information technology services, systems integration, hardware and software engineering and independent quality assurance in support of the U.S. intelligence community and Department of Defense. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors such as Lockheed Martin and Northrop Grumman, as well as smaller prime contractors.

The Company’s operating profit is derived from the combination of operating profit from its Homeland Security and Systems Engineering Groups, offset by certain costs incurred at its corporate headquarters that are not allocable to the two groups such as intangible amortization expenses and internal costs incurred in connection with mergers and acquisitions related activities.

Our services are provided under three types of contracts: cost-reimbursement, time-and-materials, and fixed price contracts.

•	Cost-reimbursement contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish a ceiling amount that the contractor may not exceed without the approval of the contracting officer. If our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs.

•	Time-and-material contracts provide for acquiring services on the basis of director labor hours at specified fixed hourly rates. Profit margins on time-and-materials contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to such contracts. We assume the risk that costs of performance may exceed the negotiated hourly rates.

•	Fixed price contracts provide for delivery of products or services for a price that is negotiated in advance on the basis of the contractor’s costs experiences. The price is not subject to any adjustment and that means we assume the financial risk of costs overruns. If the costs exceed the estimates, profit margins decrease and a loss may be realized on the contract. Two percent (2%) of the Company’s contracts are firm fixed-price, level of effort contracts. This type of contract provides a fixed hourly rate for services rendered and a minimum required level of service, usually measured in hours of services delivered. If the Company completes a task with less than the required level of effort, the Company may be obligated to return a portion of the service fees invoiced.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the past three years:

	Year
	2004	2003	2002
Cost plus fee	42%	51%	59%
Time and materials	39%	33%	34%
Fixed price	19%	16%	7%

Total	100%	100%	100%

However, over 95% of the cost reimbursable contracts contain ceilings on various categories of expenses. Therefore if the Company incurs expenses above these ceilings, the Company will not be reimbursed by the government.

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

The Company’s backlog of orders, based on remaining contract value, believed to be firm as of December 31, 2004 was approximately $192 million. The portion of the total backlog expected to be realized within 2005 is $98 million. Funded backlog as of December 31, 2004 was approximately $57 million. Included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

All of our U.S. Government contracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

Results of Operations

Comparison of year over year results

	Years Ended December 31,
	2004		2003		2002
Revenue	$94,416,700	100%	$62,326,700	100%	$52,513,900	100%
Operating costs and expenses:
Costs of revenue	75,913,100	80.4	52,526,500	84.3	44,711,700	85.1
Selling, general and administrative	10,776,800	11.4	5,787,500	9.3	4,335,800	8.3
Amortization of other intangible assets	1,420,900	1.5	450,800	0.7	307,600	0.6

Total operating costs and expenses	88,110,800	93.3	58,764,800	94.3	49,355,100	94.0
Operating income	6,305,900	6.7	3,561,900	5.7	3,158,800	6.0
Interest income	80,300	0.1	—		—
Interest expense	(9,002,200)	9.5	(519,800)	0.8	(1,018,300)	1.9

Income before income taxes	(2,616,000)	2.8	3,042,100	4.9	2,140,500	4.1
Provision for income taxes	1,193,400	1.3	311,200	0.5	8,200	0.0

Income (loss) from continuing operations	(3,809,400)	4.0	2,730,900	4.4	2,132,300	4.1
Income from discontinued operations, net of tax	8,200	0.0	15,500	0.0	224,300	0.4
Loss on disposal of discontinued operations, net of tax	(545,000)	0.6	—	0.0	—	0.0
Dividends on convertible preferred stock	(1,113,500)	1.2	(56,700)	0.1	—	—
Accretion of convertible preferred stock	(3,750,000)	4.0	(236,300)	0.4	—	—

Net income (loss) available to common shareholders	$(9,209,700)	(9.8)%	$2,453,400	3.9%	$2,356,600	4.5%

Revenue

2004 v. 2003— Revenue for the year ended December 31, 2004 was approximately $94.4 million, a 51.5% increase from the $62.3 million in revenue for the year ended December 31, 2003. Revenue for the Homeland Security Group grew by $25.5 million, or 94%, over last year. Of this increase, $20.2 million was attributable to BAI while the remainder can be attributed to a 19% growth in services provided to the Department of Defense, intelligence community and related agencies. Revenue for the Systems Engineering Group grew by $6.7 million, or 19%. This growth is primarily due to growth in our services rendered in connection with our ELVIS and Glenn Engineering & Support Services (GESS) contracts (both with NASA), which amounted to an aggregate of approximately $7.7 million. This increase was offset by a decline of $1.1 million due to our reduced efforts on the Microgravity Research Development and Operations (MRDOC) contract. The GESS contract is scheduled to terminate in April 2006, and the Company plans to participate in a re-compete for the award of a follow-on contract in 2006.

2003 v. 2002— Revenue for the year ended December 31, 2003 was approximately $62.3 million, an 18.7% increase from the $52.5 million in revenue for the year ended December 31, 2002. Revenue for the Homeland Security Group grew by $2.1 million, or 8.5%, due to growth in services provided to the Department of Defense, intelligence community and related agencies. Revenue for the Systems Engineering Group grew by $7.8 million, or 28%. This growth was primarily due to a full year of revenue generated by the ELVIS contract that began on July 1, 2002, which amounted to an $11.2 million increase in revenue from 2002 to 2003. This increase was offset by a decline of $4.0 million in the Systems Engineering Group due to reduced efforts on the MRDOC contract.

Cost of revenue

2004 v. 2003—Cost of revenue for the year ended December 31, 2004 was approximately $75.9 million, an increase of approximately 44.5% from the $52.5 million from the prior year. The Homeland Security Group increased approximately $18.3 million over the prior year, $15.4 million of which was attributable to BAI, with the remaining increase of $2.9 million attributable to the growth in services provided to the Department of Defense, intelligence community and related agencies. Revenue of the Systems Engineering Group increased approximately $5.4 million over last year. Efforts performed on our ELVIS and GESS contracts increased $6.6 million, while efforts performed on the MRDOC contract declined $1.2 million. Costs of revenue as a percentage of revenue declined from 2003 to 2004. For the year ended December 31, 2004, cost of revenue was approximately 80% compared to 84% for the year ended December 31, 2003.

2003 v. 2002—Cost of revenue for the year ended December 31, 2003 was approximately $52.5 million, an increase of approximately 17% from the prior year. The increase is primarily due to the costs of revenue within the Systems Engineering Group associated with the ELVIS contract. The cost of revenue of the ELVIS contract was approximately $19.2 million for 2003 compared to $8.8 million for 2002. This was offset by a reduction of $3.7 million due to declining efforts on the MRDOC contract. Cost of revenue as a percentage of revenue declined from 2002 to 2003. For the year ended December 31, 2003, cost of revenue was approximately 84% compared to 85% for the year ended December 31, 2002.

Selling, general and administrative expenses

2004 v. 2003—Selling, general and administrative expenses totaled approximately $10.8 million, or 11.4% of revenue, for the year ended December 31, 2004, compared with approximately $5.8 million, or 9.3% of revenue, for the year ended December 31, 2003. The increase was primarily attributable to the acquisition of BAI on May 28, 2004, which added approximately $1.8 million in expenses. Increases in our senior management staff and accounting department amounted to an additional $0.9 million, while professional fees associated with our Sarbanes Oxley section 404 compliance, accounting system conversion, and mergers and acquisitions efforts amounted to $1.0 million. The remaining increase is attributable to various factors including increases in corporate insurance, legal fees, and recruiting expenses.

2003 v. 2002—Selling, general and administrative expenses totaled approximately $5.8 million, or 9.3% of revenue, for the year ended December 31, 2003, compared with approximately $4.3 million, or 8.3% of revenue, for the year ended December 31, 2002. The $1.5 million, or 33%, increase was due to various factors including the addition of senior business development staff members and increased general and administrative expenses such as corporate insurance, legal fees, shareholder communications expenses, recruiting expenses, and board of director fees.

Amortization expense

2004 v. 2003—The Company had amortization expense of $1.4 million for the year ended December 31, 2004, compared to amortization expense of $0.5 million for the year ended December 31, 2003. The increase in amortization expense was due to amortization of intangible assets established with the purchase of BAI of $0.9 million.

2003 v. 2002—The Company had amortization expense of $0.5 million for the year ended December 31, 2003, compared to amortization expense of $0.3 million for the year ended December 31, 2002. The increase in amortization expense was due to the non-compete agreement with Jon Stout, which was entered into in connection with the Series A financing in December 2003, and amortization expense related to intangible assets established with the award of the ELVIS contract.

Operating income

2004 v. 2003—The Company had operating income of approximately $6.3 million for the year ended December 31, 2004, compared to operating income of approximately $3.6 million for the year ended December 31, 2003. This $2.7 million increase was due to increased operating income from the operational groups offset by additional selling, general and administrative expenses. Operating income for the Homeland Security Group increased $3.6 million over the prior year primarily due to the acquisition of BAI, which added $2.0 million to operating income. The remaining $1.6 million increase was attributable to growth in services provided to the Department of Defense, intelligence community, and related agencies. Operating income for the Systems Engineering Group increased by $0.5 million, primarily due to the ELVIS contract. In addition, increased selling, general and administrative expenses (as noted above) and intangible amortization expenses contributed to a decrease in operating income by $1.4 million.

2003 v 2002—The Company had operating income of approximately $3.6 million for the year ended December 31, 2003, compared to operating income of approximately $3.2 million for the year ended December 31, 2002. This $.4 million increase was primarily attributable to operating income within the Systems Engineering Group generated by the ELVIS contract, which was approximately $0.9 million over the prior year after being offset by a decrease of $0.4 million in operating income generated by the MRDOC contract. The Homeland Security Group experienced increased operating income of $0.3 million, or 11%, due to growth in services provided to the intelligence community and related agencies. Also contributing to decreased operating income was increased selling, general and administrative expenses as noted above.

Interest expense

2004 v. 2003—The Company had interest expense of $9.0 million for the year ended December 31, 2004, compared to interest expense of $0.5 million for the year ended December 31, 2003. The increase was primarily due to non-cash interest charges related to the Series A and Series B financing, which totaled $7.7 million. During 2004, a full year of accretion of non-cash interest charges on the Company’s Series A Convertible Notes issued in December 2003, amounted to an increase of approximately $1.8 million over last year. In addition, the Company incurred $5.8 million of non-cash accretion charges recorded as interest expense associated with the Series B Senior Subordinated Notes issued in May 2004 to finance a portion of the cash consideration of BAI. In addition, cash interest paid on the Series A Convertible Notes amounted to $0.7 million, an increase of $0.6 million over last year. Cash interest paid on the Series B Senior Subordinated Notes was $0.3 million. The Series B Senior Subordinated Notes were converted to Series B Preferred Stock on September 15, 2004.

2003 v. 2002—The Company had interest expense of $.5 million for the year ended December 31, 2003, compared to interest expense of $1.0 million for the year ended December 31, 2002. The decrease was primarily due to the removal of guarantee fees associated with the Bank of America Credit Agreement. In addition, during 2003, the Company began accounting for the accretion of non-cash interest charges on its Series A Convertible Notes issued in December 2003. This accretion charge amounted to $120,500.

Income tax expense

2004 v. 2003—Income tax expense for the year ended December 31, 2004 was $1.2 million compared with $0.3 million in the prior year. The Company’s effective tax rate changed significantly from 2003 to 2004 due to the permanent differences created by the expenses related to the Series A Instruments and the Series B Instruments issued in 2003 and 2004, respectively. The following charges on the Company’s income statement are among those that are not deductible for income tax purposes: (a) the amortization of intangibles related to the BAI acquisition and (b) the portion of the non-cash accretion interest charges associated with the Series A Convertible Notes and the Series B Senior Subordinated Notes (for the portion of the year the Series B Senior Subordinated Notes were outstanding) to the extent these non-cash charges are related to the embedded beneficial conversion feature of those Notes. In addition, during 2004, the majority of the Company’s net operating loss carryforwards had been consumed.

2003 v. 2002—Income tax expense for the year ended December 31, 2003 was $0.3 million compared with $0.1 million in the prior year. The Company’s effective tax rate did not change significantly from 2002 to 2003. In both years, the Company’s provision for income taxes was limited to state taxes and alternative minimum tax as the Company had been able to utilize its net operating loss carryforwards to offset taxable income.

Income (loss) from continuing operations

2004 v. 2003—Loss from continuing operations for 2004 amounted to $3.8 million, a decrease of $6.5 million from the $2.7 million income in 2003.

2003 v. 2002—Income from continuing operation for 2003 amounted to $2.7 million, an increase of $599,000, or 28%, over the $2.1 million for 2002.

Net Income (loss) to the common shareholders

2004 v. 2003—Income from discontinued operations was $8,200 in 2004, and $15,500 in 2003. Due to the disposition of ABS in November 2004, the loss on disposal of discontinued operations was $0.5 million for 2004 as compared to $0 in 2003. Dividend expense on the Series A Preferred Stock and Series B Preferred Stock during 2004 amounted to approximately $1.1 million as compared to $0.1 million for 2003, with additional non-cash accretion charges of approximately $3.8 million in 2004 as compared to $0.2 million in 2003. Net loss to the common shareholders for 2004 amounted to $9.2 million as compared to a net income to the common shareholders for 2003 of $2.5 million.

2003 v. 2002—Income from discontinued operations was $15,500 in 2003 compared to $224,300 in 2002. Dividend expense during 2003 amounted to approximately $56,700, with an additional non-cash accretion charge of approximately $236,000. There was no dividend expense or accretion charges in 2002. Net income to the common shareholders for 2003 amounted to $2.5 million as compared to $2.4 million in 2002.

Accounting Treatment of The Series A Financing

On December 9, 2003, the Company consummated the transactions (the “Series A Transaction”) contemplated by the Series A Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement by and between the Company and Pequot Private Equity Fund III, L.P., a Delaware limited partnership, and Pequot Offshore Private Equity Partners III, L.P., a Cayman Islands limited partnership (collectively, “Pequot”) dated July 18, 2003. The Company:

•	issued to Pequot 6,726,457 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $2.23 per share of Series A Preferred Stock (the “Series A Purchase Price”), representing an aggregate consideration of approximately $15,000,000;

•	in connection with the issuance and sale of the Series A Preferred Stock, issued warrants (the “Series A Preferred Warrants”) to purchase 1,345,291 shares of the Company’s Common Stock, par value $.02 per share at an exercise price of $3.28 per share at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock;

•	issued to Pequot $10,000,000 in aggregate principal amount of the Company’s Series A Secured Subordinated Convertible Promissory Notes (the “Series A Convertible Notes”); and

•	in connection with the issuance and sale of the Series A Convertible Notes, issued warrants (the “Series A Note Warrants,” and together with the Series A Preferred Warrants, the “Series A Warrants”) to purchase 664,341 share of Common Stock, at an exercise price of $3.28, at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series A Convertible Notes.

The Series A Preferred Stock, the Series A Convertible Notes and the Series A related Warrants are collectively referred to hereinafter as the “Series A Instruments.”

Series A Preferred Stock

The Company determined the initial carrying value of the Series A Preferred Stock by a two-step allocation process: first to the associated warrants; and second, to an embedded conversion option. First the Company allocated the proceeds from the sale of the Series A Preferred Stock between the Series A Preferred Stock and the Series A Preferred Warrants based on their relative fair values, which resulted in recording a discount on the Series A Preferred Stock. The value of the Series A Warrants was determined using the Black-Scholes option pricing model. The Series A Preferred Warrants were valued based on (i) the exercise price of $3.28 pursuant to the Series A Purchase Agreement, (ii) the stock price of $4.04 as of the closing date of December 9, 2003 (the “Series A Closing Date”), (iii) a risk free rate of 2.80%, (iv) a volatility of 94.80%, and (v) an expected term of the Series A Preferred Warrants of four years. The risk free rate was equal to the four-year U.S. Treasury rate, based on a period that is four years from the Series A Closing Date. The volatility was based on an average of three measurements: the actual volatility in the Company’s stock price over the four years prior to the Series A Closing Date; the actual volatility in the Company’s stock price from November 3, 2001 (the date of the acquisition of the former Analex Corporation) to the Series A Closing Date; and the actual volatility in the Company’s stock price from March 4, 2003 (the date the Company’s Common Stock was first listed on the American Stock Exchange) to the Series A Closing Date. The resulting allocation of value to the Series A Preferred Stock Warrants was $3.9 million.

Second, In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, after allocating the Series A Preferred Stock proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. This was determined by calculating the number of shares of Common Stock into which the Series A Preferred Stock is convertible. The value allocated to the Series A Preferred Stock (after value was allocated to the Series A Preferred Warrants) was then divided by the number of shares of Common Stock into which the Series A Preferred Stock is convertible. The result, $1.66, was then compared to the current fair value of $4.04, the Company’s stock price as of the Series A Closing Date. Since the conversion price was less than the fair value as of the Series A Closing Date, a beneficial conversion feature exists. The difference between the conversion price and the fair value as of the Series A Closing Date was multiplied by the total number of shares of Common Stock into which the Series A Preferred Stock is convertible. The result was a beneficial conversion of approximately $11.1 million. The amount of the beneficial conversion was recorded as additional paid in capital, resulting in a further discount on the Series A Preferred Stock. The table below details the accounting treatment of the Series A Preferred Stock.

Allocation of Series A Preferred Stock Proceeds

Proceeds of Series A Preferred Stock	$15,000,000
Allocated relative fair value of preferred stock to the embedded conversion feature	$11,142,400
Allocated relative fair value of preferred stock to the warrants	$3,857,600

Balance Sheet presentation of Series A Preferred Stock at Dec. 31, 2004

Allocated relative fair value of preferred stock	$11,142,400
Less: discount on preferred stock	$10,519,800
Less: issuance costs of preferred stock	$622,600

Net carrying value of preferred stock prior to amortization and accretion	$—
Accretion of preferred stock 2003	$236,300
Accretion of preferred stock 2004	$3,750,000

Net carrying value of preferred stock at December 31, 2004	$3,986,300

The combined discount on the Series A Preferred Stock created as a result of the allocation of fair value to the Series A Preferred Warrants and the beneficial conversion charge will be accreted to the Series A Preferred Stock over a four-year period from the date of issuance. Issuance costs of $622,600 are recorded as an additional discount and will be accreted to the Series A Preferred Stock over a four-year period.

The Series A Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Therefore, the Company will accrue and pay the dividends payable each quarter at $225,000. Both the accretion of and dividends on the Series A Preferred Stock will reduce net income attributable to common stockholders.

The annual cash dividend payable on the Series A Preferred Stock amounts to $900,000 and the annual non-cash accretion amounts to $3,750,000. The total annual charge related to the Series A Preferred Stock, thus, amounts to $4,650,000.

If the holders of the Series A Preferred Stock were to convert their shares into Common Stock, there would be a one-time, non-cash charge to write-off the unamortized discount related to the Series A Preferred Stock. The unamortized discount is comprised of the amount allocated to the fair value of the Series A Preferred Warrants, the discount on the Series A Preferred Stock due to the beneficial conversion and issuance costs, less any accretion and amortization taken. At December 31, 2004, that amount was approximately $11.0 million.

Series A Convertible Notes

The Company determined the initial carrying value of the Series A Convertible Notes by a two-step allocation process: first to the associated warrants; and, second, to an embedded conversion option.

First, the Company allocated the proceeds from the sale of the Series A Convertible Notes between the Series A Convertible Notes and the Series A Note Warrants based on their relative fair values, which resulted in the recording of a discount on the Series A Convertible Notes. The value of the Series A Convertible Notes was determined using the Black-Scholes option pricing model. The Series A Convertible Notes were valued using (i) the exercise price of $3.28 as stated in the Series A Purchase Agreement, (ii) the $4.04 stock price as of the Series A Closing Date, (iii) a risk free rate of 2.80%, (iv) a volatility of 94.80%, and (v) an expected term of the Series A Convertible Notes of four years. The risk free rate was equal to the four-year U.S. Treasury rate, as the Series A Convertible Notes mature in four years. The volatility was based on an average of three measurements: the actual volatility in the Company’s stock price over the four years prior to the Series A Closing Date; the actual volatility in the Company’s stock price from November 3, 2001 (the date of the acquisition of the former Analex Corporation) to the Series A Closing date; and the actual volatility in the Company’s stock price from March 4, 2003 (the date the Company’s Common Stock was first listed on the American Stock Exchange) to the Series A Closing date.

Second, after allocating the Series A Convertible Notes proceeds, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. This was determined by calculating the number of shares of Common Stock into which the Series A Convertible Notes were convertible. The value allocated to the Series A Convertible Notes (after value was allocated to the Series A Warrants) was then divided by the number of shares of Common Stock into which the Series A Convertible Notes are convertible. The result, $1.66, was then compared to the current fair value of $4.04, the Company’s stock price as of the Series A Closing date. Since the conversion price was less than the current fair value, a beneficial conversion feature exists. The difference between the conversion price and the current fair value was multiplied by the total number of shares of Common Stock into which the Series A Convertible Notes are convertible. The result was a beneficial conversion of approximately $5.3 million. The amount of the beneficial conversion was recorded as additional paid in capital, resulting in a further discount on the Series A Convertible Notes. The table below details the accounting treatment of the Series A Convertible Notes.

Allocation of Series A Convertible Notes Proceeds

Proceeds of the convertible notes	$10,000,000
Allocated relative fair value of convertible notes to the embedded conversion feature	$8,094,700
Allocated relative fair value of note to the Series A Note Warrants	$1,905,300

Balance Sheet presentation of Series A Convertible Debt at December 31, 2004

Allocated relative fair value of convertible notes	$8,094,700
Less: discount on convertible notes	$5,327,200

Net carrying value of convertible notes prior to amortization and accretion	$2,767,500
Accretion of discount 2003	$113,900
Accretion of discount 2004	$1,808,100

Net carrying value of convertible notes at December 31, 2004	$4,689,500

The discount on the Series A Convertible Notes created as a result of the allocation of fair value to the Series A Note Warrants will be amortized to interest expense over the four-year period to the maturity of the Series A Convertible Notes. Issuance costs of $470,400 are recorded as deferred financings costs and will be amortized over the four-year period to the maturity of the Convertible Notes.

The Series A Convertible Notes accrue interest at 7% per annum, which is payable quarterly in cash. Therefore, the Company will recognize expense for the interest payable each quarter. Both the amortization of the debt discount from the allocation of fair value to the Series A Note Warrants and the accrued interest will reduce net income over the four-year life of the Series A Convertible Notes.

The annual interest payable on the Series A Convertible Notes amounts to $700,000 and the annual non-cash interest and accretion charges amount to $1.9 million. The total annual charge related to the Series A Convertible Notes, thus, amounts to $2.6 million.

If the holders of the Series A Convertible Notes were to convert the notes into Common Stock, there would be a one-time, non-cash charge to write-off the unamortized discount related to the Series A Convertible Notes. The unamortized discount is comprised of the amount allocated to the fair value of the Series A Note Warrants, the discount on the convertible notes due to beneficial conversion and issuance costs, less any accretion and amortization taken. At December 31, 2004, that amount was approximately $5.6 million.

Stout Repurchase Agreement

On July 18, 2003, the Company also entered into a Securities Repurchase Agreement (together with the First Amendment thereto dated September 30, 2003 and the Second Amendment thereto dated November 4, 2003, the “Stout Repurchase Agreement”) with Company’s former Chairman Jon M. Stout, certain members of Mr. Stout’s immediate family including former Company director Shawna Stout, and certain entities controlled by Mr. Stout and his family (collectively, the “Stout Parties”), pursuant to which the Company agreed to purchase an aggregate of 2,625,451 shares of Common Stock and warrants and options exercisable to purchase an aggregate of 1,209,088 shares of Common Stock from the Stout Parties for aggregate consideration of $9,166,844.21. This transaction and the Series A financing discussed above were consummated simultaneously on December 9, 2003. The closing occurred immediately following the approval by the Company’s stockholders of the Series A financing. Because the consummation of the transactions under each of the Series A financing and the Stout Repurchase Agreement were conditioned upon each other, they constituted a single transaction to be voted upon by the stockholders. The transactions contemplated by the Series A financing and the Stout Repurchase Agreement are collectively referred to herein as the “Pequot Transaction.”

The Stout Repurchase Agreement provided for the Stout Non-Competition Agreement between the Company and Jon Stout. The $600,000 consideration to be paid under the Stout Non-Competition Agreement was recognized as a liability as of the Series A Closing date, and will be paid quarterly over the three-year life of the agreement.

Also, included in the Stout Repurchase Agreement was the repurchase of certain warrants and stock options. The Company estimated the fair value of the warrants as of the Series A Closing Date using a fair value option pricing model and determined that the amount the Stout Parties are receiving to purchase warrants is less than the fair value as of the Series A Closing date. Therefore, the Company did not incur any additional compensation expense related to the purchase of the warrants. However, as the Company also purchased certain stock options held by the Stout Parties, the Company incurred compensation expense as a result of the purchase of stock options from the Stout Parties of $95,800, which is equal to the amount paid to purchase the stock options.

Impact of the Series A Transaction on Shareholder’s Equity

The following table shows the changes in Shareholder’s Equity as a result of the Series A Transaction.

Change to Additional Paid In Capital:
Issuance of preferred stock	10,519,800
Issuance of convertible debt	5,327,200
Stout Repurchase Agreement	(9,018,500)

Net change in Additional Paid In Capital	6,828,500

Warrants:
Preferred Stock Warrants	3,857,600
Convertible Debt Warrants	1,905,300

Net change in Warrants	5,762,900

Net change in Shareholder’s Equity due to Series A Transaction	$12,591,400

Accounting Treatment of the Series B Financing

Pursuant to a Stock Purchase Agreement among the Company and General Electric Pension Trust (“GEPT”), New York Life Capital Partners II, L.P. (“NYL”), Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P., (collectively, “Pequot,” together with GEPT and NYL, collectively, the “Investors”), dated May 28, 2004 (the “Series B Purchase Agreement”), the Company:

•	issued and sold to the Investors convertible secured senior subordinated promissory notes (“Series B Senior Subordinated Notes”) in the aggregate principal amount of $12,000,000 at the time of the closing of the acquisition of BAI on May 28, 2004 (the “First Closing Date”). The Series B Senior Subordinated Notes were subsequently converted into an aggregate of 3,428,571 shares of the Company’s newly designated Series B convertible preferred stock (“Series B Preferred Stock”) upon stockholders’ approval at the Company’s annual meeting of stockholders on September 15, 2004; and

•	in connection with the issuance and sale of the Series B Senior Subordinated Notes, issued Common Stock warrants (“Series B Common Stock Warrants”) to purchase 857,142 shares of Common Stock, at an exercise price of $4.32, at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series B Preferred Stock issued or issuable upon conversion of the Series B Senior Subordinated Notes.

The Series B Senior Subordinated Notes and the related Common Stock Warrants sold and issued to the Investors pursuant to the Series B Purchase Agreement in May 2004 together with the Series B Preferred Stock issued to the Investors in September 2004 are collectively referred to as the “Series B Instruments.” The funds obtained on the First Closing Date were used to pay the cash portion of the consideration for the acquisition of BAI.

Subject to certain approval rights by the holders of the Series A Preferred Stock and the Series B Preferred Stock, the Series B Purchase Agreement also provides that the Company has an option to require the Investors to purchase up to an additional $25 million of Series B Preferred Stock, with additional Series B Common Stock Warrants (the “Company Option”), at any one or more times on or prior to May 27, 2005 for the purpose of paying the cost of acquisition of the stock or assets of one or more companies in each case with an acquisition value of at least $10 million.

Series B Senior Subordinated Notes

The outstanding principal of $12,000,000 on the Series B Senior Subordinated Notes was converted into 3,428,517 shares of Series B Preferred Stock upon stockholders’ approval at the Company’s Annual Stockholders’ Meeting on September 15, 2004 (the “Series B Issue Date”). The per share conversion price of the Series B Senior Subordinated Notes is $3.50 (the “Series B Original Issue Price”).

Upon issuance of the Series B Senior Subordinated Notes, the Company allocated fair value of $720,000 to the Series B Common Stock Warrants based on a preliminary valuation, and allocated fair value of $3,720,000 to a beneficial conversion feature of the Notes. Upon receipt of a final valuation, it was determined that $1,040,400 was the fair value of the Series B Common Stock Warrants resulting in a beneficial conversion allocation of $4,040,400. In addition, the Company incurred $674,900 of issuance cost. The discount created by these charges was fully amortized to interest expense upon the conversion of the Series B Senior Subordinated Notes. The Company recognized $5.8 million of amortization of that discount during 2004. The table below details the accounting treatment of the Series B Senior Subordinated Notes from May 28 through September 15, 2004 prior to the conversion to Series B Preferred Stock.

Allocation of Series B Senior Subordinated Notes Proceeds

Proceeds of the Series B Senior Subordinated Notes to the embedded conversion feature	$12,000,000
Allocated relative fair value to the Series B Senior Subordinated Notes	$10,959,600
Allocated relative fair value of Series B Note Warrants	$1,040,400

Allocated relative fair value of Series B Convertible Notes	$10,959,600
Less: Discount from beneficial conversion	4,040,400

Net carrying value of Series B Senior Subordinated Notes prior to amortization and accretion	6,919,200
Accretion of discount 2004	5,080,800

Net carrying value of Series B Senior Subordinated Notes prior to conversion	$12,000,000

Series B Preferred Stock

An aggregate of 3,428,571 shares of Series B Preferred Stock were issued to the Investors upon stockholders’ approval of the conversion of the $12 million Series B Senior Subordinated Notes into the Series B Preferred Stock at the Annual Meeting of Stockholders on September 15, 2004. The Series B Preferred Stock ranks senior to the Company’s Series A Preferred Stock. The Series B Preferred Stock bears a cumulative annual dividend of 6%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in a default under the Company’s Credit Facility, in additional shares of Series B Preferred Stock.

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

The Series B Preferred Stock will be convertible into Common Stock at any time at the election of its holders. The per share conversion price (the “Series B Conversion Price”) of the Series B Preferred Stock is $2.80. If the company draws down any additional Series B Preferred Stock pursuant to a Company Option of up to $25 million prior to May 27, 2005, the conversion price of any additional shares of Series B Preferred Stock will also be $2.80 per share.

The Series B Preferred Stock will automatically convert into Common Stock if, any time following 18 months after the Series B Issue Date, (i) the average closing price of the Common Stock over the immediately preceding 20 consecutive trading day period exceeds 2.5 times the Series B Original Issue Price of $3.50, or $8.75 (as adjusted for certain dilutive equity issuances and for stock splits, stock dividends and similar events related to the Series B Preferred Stock); or (ii) with respect to any holder’s shares of Series B Preferred Stock, such holder does not accept, within 60 days of notice to such holder, the Company’s offer to purchase the Series B Preferred Stock for at least 2.5 times the Series B Original Issue Price of $3.50. The Series B Preferred Stock will automatically convert into Common Stock upon the agreement of the holders of 75% of the then outstanding Series B Preferred Stock.

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

Series B Common Stock Warrants

The Series B Common Stock Warrants to purchase 857,142 shares of Common Stock issued in connection with the Series B Financing will expire on May 28, 2014. They were not exercisable at the time of issuance. Upon stockholders’ approval at the Annual Meeting of Stockholders on September 15, 2004, the Common Stock Warrants became exercisable at the option of the Investors. The exercise price of the Common Stock Warrants is $4.32 per share.

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

Revenue

The Company’s contracts with the government are typically cost plus fee, time and materials, or fixed-price contracts. Revenue results from work performed on these contracts by the Company’s employees and from pass-through of costs for material and work performed by subcontractors. Revenue on cost-type contracts is recorded as contract-allowable costs are incurred and fees earned. Revenue for time and materials contracts is recorded on the basis of contract-allowable labor hours worked multiplied by the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenue on certain fixed-price service contracts is recorded each period based on a monthly amount for services provided. Revenue on other fixed-price contracts is recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. In the normal course of business, the Company may be party to claims and disputes resulting from modifications and change orders and other contract matters. Claims for additional contract compensation are recognized when realization is probable and estimable.

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

Derivatives

The Company utilized an interest rate swap to manage interest rate exposure. The interest rate swap had been designated as a cash flow hedge, wherein the effective portion of the change in value of the derivative instrument, based on market pricing, was reported as a component of other comprehensive income (loss) and was reclassified into earnings as interest expense in the period when the hedged transaction affects earnings. The ineffective portion of the change in value of the derivative instrument, if any, was recognized in current earnings during the period of change. The interest rate swap expired in December 2004.

Capital Resources and Liquidity

Introduction

We view the Company’s liquidity and capital requirements from two important perspectives: operations and financing obligations primarily arisen from the Company’s acquisitions activities.

From the operating perspective, the Company is in a stable liquidity position, with relatively minor capital requirements. The Company is a professional services company, with virtually all of its revenue derived from professional services delivered to the United States Government, primarily the Department of Defense, pursuant to contractual arrangements that provide primarily for time-and-material type payment structures. Most of the Company’s employees are located on government facilities. The Company generally does not engage in the development of products, hardware, or software for which there is inherent technical risk. With rare exception, employees engaged in professional services are hired and retained only when contracts have been awarded and are continuing. Employees engaged in indirect functions, such as corporate staff functions, are limited.

Consequently, the risk and variability inherent in the Company’s operating cash flow is moderate. Two components of that moderate operating cash-flow risk arise from (i) the ability of the government, from time-to-time, to expand or reduce the level of service provided under its contracts, and (ii) normal fluctuations in working capital, such as accounts receivable and payable. However, given the nature of the Company’s service offerings, these elements of risk are not inherently highly variable. In addition, the capital requirements of the Company’s service offerings are limited to infrastructure resources, such as company-wide information technology resources, commercially available accounting systems, and furniture and personal computing equipment for employees located on Company premises. Consequently, the Company’s cash flow measured on an EBITDA basis has been growing, with EBITDA increasing from $4.1 million in 2003 to $8.0 million in 2004 and with EBITDA margins increasing from 6.6% of Revenue in 2003 to 8.5% of Revenue in 2004. Accordingly, the Company does not anticipate that it will have a need for additional capital to fund its operations over the next twelve months. The government, however, retains the right to terminate its contracts for its convenience at any time. Were this to occur, the Company’s liquidity and operating results would likely be materially adversely affected.

Beginning in December 2003, the Company has engaged in certain financing activities. In the December 2003 Pequot Transaction, the Company bought back the shares from a prior significant shareholder. The Company sold $10 million of Series A Convertible Notes and the $15 million of Series A Preferred Stock to Pequot. Funds remaining after the repurchase of shares from the significant shareholder in December 2003 were then used to fund a portion of the cash cost of acquiring BAI in May 2004. In order to fund the remaining portion of the cash cost of acquiring BAI, the Company increased its bank debt and also drew down $12 million Series B Senior Subordinated Notes from Pequot, General Electric, and New York Life, which were automatically converted into Series B Preferred Stock upon shareholders’ approval at the Company’s Annual Stockholders’ Meeting in September 2004. The Company has, through May 27, 2005, a Company Option to draw down, under the same terms, an additional $25 million of Series B Preferred Stock to fund one or more subsequent acquisitions.

If unconverted, the $10 million Series A Convertible Notes will be due and payable in December 2007. If the $15 million Series A Preferred Stock is not converted into Common Stock by December 2007, it will be redeemable at the option of the holders in four equal quarterly installments starting in September 2008. If the $12 million Series B Preferred Stock is not converted into Common Stock by September 2008, at the election of the holders of 66-2/3% of the then outstanding Series B Preferred Stock, it will be redeemable in four equal quarterly installments.

The Company’s balance sheet has been complicated by these financing instruments because a substantial portion of the face value of the instruments is required, under generally accepted accounting principles, to be allocated to equity accounts, with the resulting discounted carrying value to be accreted back to full face value over the expected life of the financing instruments, with the periodic accretions taken as non-cash charges to income. Consequently, GAAP accounting requires that the Company’s statement of operations be subject to these non-cash charges that produce net losses to the common shareholders, especially since most of these non- cash charges are not deductible for income tax purposes. In addition, GAAP requires that the Company’s balance sheet carries the financing instruments at their sharply discounted values, while the Company’s equity is increased by corresponding amounts, subject to the periodic, non-cash adjustments to both.

In assessing whether or not to issue these financing instruments, with their attendant GAAP accounting requirements, the Company considers the purposes for which the funds are to be used and the overall impact upon the Company and value to shareholders, which uses have generally involved acquisitions. The Company generally only issues these financing instruments when the combined effects of the financing and the acquisition are expected to enhance the strategic objectives of the Company on a long-term basis and are anticipated to be accretive on a forward basis to the Company’s shareholders, measured on an “as if converted” basis. The “as if converted” basis assumes that all convertible instruments, options, and warrants are exercised, with any proceeds received assumed applied under the GAAP “Treasury Buyback Method” to notionally repurchase a portion of the Company’s shares outstanding.

The Company’s currently outstanding financing instruments will either mature according to their terms or, at the election of the holders, be converted into Common Stock of the Company, unless subject to forced conversion at the election of the Company. A conversion prior to maturity will likely cause an acceleration of any remaining discount of these instruments from face value as a charge to earnings at the time of conversion, and these accelerated non-cash charges could be substantial.

It is the Company’s long-term expectation that, as the Company grows both organically and, possibly, through accretive acquisitions, the Company’s need for complex convertible financing instruments should diminish and that, either through expiration, redemption or conversion of the current financing instruments, the Company’s financial statements should become less complex. However, there can be no assurance as to whether or when this may occur.

At December 31, 2004, the bank facility allowed a maximum funded debt to EBITDA ratio of 3.5-times or lower, and a minimum fixed charge coverage ratio to EBITDA of 1.2-times or greater. The Company was in compliance with both covenants, with a funded debt ratio of 2.1-times and a fixed charge coverage ratio of 2.8-times.

In summary, the variability of the Company’s operational cash flows is not substantial and the need for capital resources is minimal given the nature of the Company’s professional services offerings. If the financing instruments remain unconverted in 2007 and 2008, a cash requirement to fund repayment and redemption of our financial instruments will arise.

Analysis of the Statement of Cash Flows

The Company’s Statement of Cash Flows for 2004 combines the cash flows from on-going operations with the effect of the acquisition of BAI in May 2004.

The working capital at December 31, 2004 decreased by approximately $11.6 million from December 31, 2003, primarily due to cash used for the purchase of BAI in May 2004 in the amount of approximately $12 million.

In the twelve months ended December 31, 2004, the Company recorded a net loss of $9.2 million and EBITDA (as defined below) of $8.0 million, after add-backs for interest of $9.0 million, taxes of $1.2 million, depreciation of $0.3 million and amortization of $1.4 million. In the twelve months ended December 31, 2003, the Company recorded net income of $2.5 million and EBITDA (as defined below) of $4.1 million, after add-backs for interest of $0.5 million, taxes of $0.3 million, depreciation of $0.1 million and amortization of $0.5 million.

While we expect that borrowing availability under our credit facility, together with cash provided by operations will be sufficient to fund our working capital needs for normal operations for at least the next twelve months, we anticipate that we will need to obtain additional financing through sale of equity or debt securities to fund our future acquisitions.

Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interests. These factors may make the timing, amount, terms and conditions of any financing unattractive. If additional financing is raised through sale of our Common Stock, it may result in significant dilution to our existing stockholders.

In December 2003, we sold to Pequot $10 million in aggregate principal amount of Convertible Notes. The Series A Convertible Notes bear interest at an annual rate of 7%. They are secured by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. The Convertible Notes will mature on December 9, 2007. The indebtedness incurred with respect to the Series A Convertible Notes is material in relation to our ability to service the debt from our operating cash flow and our ability to repay the debt in full at maturity. There can be no assurance that sufficient funds will be available to repay the Series A Convertible Notes or to redeem the Series A Preferred Stock in accordance with their respective terms. Our ability to repay the Series A Convertible Notes at maturity may also be adversely affected by the right of the holders of the Series A Preferred Stock to contemporaneously require the Company to redeem their shares of Series A Preferred Stock.

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

Net cash provided by continuing operating activities was $2.27 million during the twelve months ended December 31, 2004, compared to $2.32 million for the prior year.

Net cash used in discontinued operating activities was $0.2 million during the twelve months ended December 31, 2004, compared to net cash provided by discontinued operating activities $0.4 million for the prior year.

Net cash provided by operating activities was $2.1 million during the twelve months ended December 31, 2004, compared to $2.7 million for the prior year. The decrease in net cash provided by operating activities resulted from an increase in cash used by discontinued operations as noted in the preceding paragraph.

Net cash used in investing activities during the twelve months ended December 31, 2004 was $27.6 million. Net cash used in investing activities in this period was primarily related to the purchase of BAI for $27.0 million. In addition, fixed asset purchases of $0.5 million were made. Net cashed used in investing in 2003 was $1.0 million, $0.4 million was for fixed asset purchases, while $0.6 million was for issuance costs of the Series A financing.

Net cash provided by financing activities in 2004 amounted to $12.4 million compared to net cash provided by financing activities in 2003 of $12.2 million. Financing activities for 2004 are primarily attributable to the purchase of BAI. In 2004 the Company had net bank borrowings of $1.4 million compared to net payments of bank debt of $3.5 million in 2003. For 2004, the Company generated a net decrease in cash and equivalents of $13.1 million compared to a net increase of $13.9 million in 2003.

Interest expense of $9.0 million consists of cash and non-cash expense. Cash interest expense was $1.4 million and non-cash interest expense that is generated by amortization of the Convertible Debt discount was $7.6 million, representing $1.8 million for Series A Preferred Stock and $5.8 million for Series B Preferred Stock.

Analex acquired BAI on May 28, 2004. Under the terms of the Stock Purchase Agreement, dated May 6, 2004 (the “Stock Purchase Agreement”), by and among Analex, BAI, and certain former stockholders of BAI (the “BAI Sellers”), Analex acquired all of the issued and outstanding stock of BAI for (i) $27.7 million in cash, and (ii) 1,832,460 unregistered shares of Analex Common Stock, $0.02 par value per share. Analex financed the cash portion of the consideration for the acquisition through its cash on hand, senior debt from Bank of America, N.A. and new debt in the initial amount of $12 million (Series B Senior Subordinated Notes) provided by GEPT, NYL and Pequot pursuant to a Purchase Agreement by and among the Company and the Investors, dated May 28, 2004. The Series B Senior Subordinated Notes were converted to Series B Preferred Stock upon stockholders’ approval at the Company’s Annual Stockholder’s Meeting on May 15, 2004.

The fair value of the assets acquired and liabilities assumed approximated their book value of $8,035,600 and $3,298,900, respectively. The Company incurred financial, legal and accounting costs associated with the BAI purchase of approximately $1,466,600.

The Company has a credit agreement with Bank of America, N.A. (“the Credit Facility”). On May 28, 2004, in connection with the acquisition of BAI, the Credit Facility was amended and restated to provide a $20,000,000 revolving credit facility, and the remaining outstanding balance on the Company’s term loan of $1,750,000 was consolidated into the Credit Facility. The Credit Facility has a maturity date of May 31, 2007. An uncommitted annual guidance facility not to exceed an additional $20,000,000 is available to fund future acquisitions upon application by the Company and approval by Bank of America. Although the guidance facility matured on December 31, 2004, the Company expects to renew the facility upon closing future acquisitions. On behalf of the Company, Bank of America may issue Letters of Credit secured by the Credit Facility. As of December 31, 2004, the Company has one Letter of Credit outstanding in the amount of $100,000. The interest rate on the Credit Facility is set at the LIBOR plus an applicable margin as specified in a pricing grid. As of December 31, 2004, the Credit Facility outstanding balance was $6,590,100. The interest rate on December 31, 2004 was 4.92%.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. The Company must maintain a Total Funded Debt to EBITDA ratio of no greater than 3.5 to 1.0. In addition, the Company must maintain a Fixed Charge Coverage Ratio of no less than 1.2 to 1.0. As of December 31, 2004, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties other than ABS, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is secured by the accounts receivable and other assets of the Company.

Our ability to comply with the financial covenants in our credit agreement will be affected by our financial performance, as well as events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of the covenants in our credit agreements could result in a default, which would permit Bank of America to declare all amounts borrowed thereunder, together with accrued and unpaid interest, to be due and payable. If we are unable to repay our indebtedness, Bank of America could proceed against our accounts receivable and other assets which are the collateral securing the indebtedness.

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling $772,600 with a five-year term, bearing interest at 6%. As of December 31, 2004 the outstanding balance of the promissory notes was $337,000. The Company also entered into non-competition agreements with these sellers for total payments of $540,000 over a three-year period. These non-competition agreements have an outstanding balance of $180,000 as of December 31, 2004. In addition, the Company entered into non-competition agreements with former employees totaling $352,000, on a discounted basis, payable over various periods with a current balance of December 31, 2004 of $93,000.

On May 29, 2002, Analex announced that it had been awarded a $164 million Expendable Launch Vehicle Integrated Support (“ELVIS”) prime contract by NASA. In conjunction with this contract award, the Company issued promissory notes to certain Analex sellers totaling $1,000,000 with a three-year term, bearing interest at prime plus 1%. At December 31, 2004, the outstanding balance on these notes was $250,000.

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provides for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006. As of December 31, 2003, the outstanding balance on the DOJ note payable was $538,100. As part of the Analex acquisition, the Company assumed a liability to the Department of Justice. This liability arose as a settlement between the former Analex Corporation and the Department of Justice in 1994 due to false claims made by the former Analex Corporation to the U.S. government during the years 1982 through 1986. The terms of the Pequot Transaction required using proceeds of the transaction to repay the DOJ note in full. An audit was requested by the government prior to acceptance of the note repayment. The government completed their audit in March 2004 and the repayment was accepted.

Contractual Obligations

Preferred Stock

Holders of a majority of the then outstanding shares of Series A Preferred Stock may require the Company to redeem their Series A Preferred Stock together with accrued but unpaid dividends in four equal quarterly installments any time on or after September 15, 2008, which is also the Series B Redemption Date. Holders of two-thirds of the Series B Preferred Stock may also require the Company to redeem their Series B Preferred Stock together with accrued but unpaid dividends in four equal quarterly installments any time on or after September 15, 2008, the Series B Redemption Date. However, since the Company has up to sixty (60) days from the Series B Redemption Date to make the first quarterly installment, the Company’s obligation to pay for the redemption price of both the Series A and Series B Preferred Stock is not triggered until at the earliest November 15, 2008. The table below summarizes this possible future contractual obligation.

Financing Instrument	Redemption Payment Period	Quarterly Redemption Price	Total Redemption Price
Series A Preferred Stock	November 15, 2008—August 2009	$3,750,000	$15,000,000
Series B Preferred Stock	November 15, 2008—August 2009	$3,000,000	$12,000,000

Debt, leases and other non-cancelable obligations

The Company has contractual obligations to pay long-term debt, leases and other non-cancelable obligations. The following table aggregates the amounts of these obligations as of December 31, 2004:

Year	Long-term debt (1)	Operating Leases	Non-Compete Agreements	Total
2005	$413,500	$1,038,900	$446,100	$1,898,500
2006	173,500	79,900	156,500	409,900
2007	10,000,000	2,500	0	10,002,500
2008	0	600	0	600

Total contractual obligations	$10,587,000	$1,121,900	$602,600	$12,311,500

(1)	Does not include line of credit.

Payments for long-term debt do not include interest payments. Lease commitments could require higher payments than shown in the table due to escalation provisions that are tied to various measures of inflation. The lease commitments reflect only existing commitments and do not include future requirements necessary to replace existing leases. In addition to the contractual obligations included above, the Company also has routine purchase order commitments for materials and supplies that are entered into in the normal course of business and are not in excess of current requirements. Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share (“Guaranteed Shares”), if such shares are sold within such period and if certain other conditions are satisfied. As of December 31, 2004, the maximum that the Company would be required to pay under the terms of the guarantee was $1,628,600. This amount is calculated by multiplying the number of shares subject to the guarantee by their associated guaranteed purchase price, assuming the Company’s Common Stock has no fair market value. As of December 31, 2004, there were 214,286 shares with an associated purchase price guarantee of $1.60 per share, 214,286 shares with an associated guaranteed purchase price of $1.80 per share, and 214,286 shares with an associated guaranteed purchase price of $2.00 per share, and 214,286 shares with an associated guaranteed purchase price of $2.20 per share. As the fair market value of the Company’s Common Stock was in excess of the guaranteed share prices as of December 31, 2004, no amounts were accrued under the guarantee.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R)—Share-Based Payment, which replaces SFAS No. 123—Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25—Accounting for Stock Issued to Employees. SFAS No. 123(R)- requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS No. 123(R) prospectively during the third quarter of 2005, and is currently evaluating the effect that adoption of this statement will have on its financial position and results of operations.

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

The Company’s $3.5 million term loan facility from Bank of America, which carried interest comprised of two components: floating-rate LIBOR plus a credit performance margin, was paid in full on May 28, 2004. The Company had entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR was swapped into a fixed rate obligation at 4.25% beginning in January 2002. The swap agreement expired on December 1, 2004.

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

Under the interest rate swap, the Company paid the bank at a fixed rate and received variable interest at a rate approximating the variable rate of the Company’s debt, thereby creating the equivalent of a fixed rate obligation. The following table summarizes the original financial terms of the Company’s interest rate swap:

Notional Value	Variable Rate Received	Fixed Rate Paid	Effective Date	Expiration Date
$2,950,000	LIBOR	4.25%	1/1/02	12/1/04

The notional value of the interest rate swap declined as the amount of the Term Loan was paid down. At December 31, 2004, the notional value of the swap was $0. Increases in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt. For example, a 100 basis points increase in interest rates would increase annual interest expense by $65,900, based on debt levels at December 31, 2004.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2004, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Item 13.    Certain Relationships and Related Transaction

Item 14.    Principal Accountant Fees and Services

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K have been omitted in reliance on General Instruction G(3) to Form 10-K and are incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

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

(a)  (3)    Exhibits

Exhibit Index

2.1	Agreement and Plan of Merger by and among Analex Corporation, certain Sellers, Analex Corporation Employee Stock Ownership Plan and Trust, Hadron, Inc. and Hadron Acquisition Corp., as of October 31, 2001 (previously filed).

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.1.1	Certificate of Amendment of Certificate of Incorporation, dated November 19, 2001 (incorporated by reference to the Company’s form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2002 (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.1.3	Certificate of Amendment, dated December 9, 2003, to Certificate of Incorporation (incorporated by reference to the Company’s registration statement on a Form S-3 filed with the Commission on January 8, 2004).

3.1.4	Certificate of Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s registration statement on a Form S-3 filed with the Commission on January 8, 2004).

3.1.5	Amendment to Certificate of Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

Exhibit Index

3.1.6	Certificate of Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Annex C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s registration statement on a Form S-3 filed with the Commission on January 8, 2004).

3.2.1	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to the Company’s Amendment No. 1 to the Form S-3 registration statement filed with the Commission on March 10, 2004).

3.2.2	Amendment No. 2 to Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 15, 2004).

4.1	Form of Secured Subordinated Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2003).

4.2	Form of Common Stock Purchase Warrant issued to the Pequot Funds, General Electric Pension Trust and New York Life Capital Partners (incorporated by reference to Annex E of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.1.1	Analex Corporation Employee Stock Purchase Plan (incorporated by reference to Annex O of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.1.2	Analex Corporation 2000 Employee Stock Option Plan (incorporated by reference to the Form 10-Q for the period ended June 30, 2003).

10.1.3	Analex Corporation 2002 Stock Option Plan (incorporated by reference to Annex N of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.2	Form of Employment Agreement between the Company and Sterling E. Phillips, Jr. dated January 16, 2001 (incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001).

10.2.1	Promissory Note between Peter C. Belford, Sr. and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.2.2	Promissory Note between Lese Ann Kodger and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.2.3	Promissory Note between Alex Patterson and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.26).

10.2.4	Employment Termination Agreement by and between Analex Corporation and Jon M. Stout (incorporated by reference to the Company’s Current Report on Form 8-K dated July 18, 2003 and filed July 21, 2003).

10.2.5	Confidentiality and Non-Competition Agreement by and between Analex Corporation and Jon M. Stout (incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 2003).

Exhibit Index

10.3	Amended and Restated Credit Agreement by and between Analex Corporation and Bank of America, N.A. dated May 28, 2004 (incorporated by reference to Annex I of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.3.1	Amended and Restated Intercreditor and Subordination Agreement by and among Bank of America, N.A., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., General Electric Pension Trust, New York Life Capital Partnership, II, L.P., Analex Corporation and the subsidiaries of Analex Corporation, dated May 28, 2004 (incorporated by reference to Annex J of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.3.2	Junior Intercreditor and Subordination Agreement by and among, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., General Electric Pension Trust, New York Life Capital Partnership, II, L.P., Analex Corporation and the subsidiaries of Analex Corporation, dated May 28, 2004 (incorporated by reference to Annex K of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.3.3	Security Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.3.4	Pledge Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.3.5*	First Amendment to Pledge Agreement between Analex Corporation and Bank of America, N.A. dated May 28, 2004.

10.3.6*	Amended and Restated Revolving Credit Facility Note between Analex Corporation and Bank of America, N.A. dated May 28, 2004.

10.3.7*	Amended and Restated Continuing and Unconditional Guaranty between Bank of America, N.A. and Subsidiaries of the Company dated May 28, 2004.

10.4	Expendable Launch Vehicle Integrated Support (ELVIS) contract by and between the Registrant and The National Aeronautics and Space Administration (NASA) (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

10.5	Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement dated July 18, 2003, by and among the Company, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2003).

10.6	Securities Repurchase Agreement, dated as of July 18, 2003, by and among Analex Corporation, Jon M. Stout, Patricia Stout, Shawna Stout, Marcus Stout, Stout Dynastic Trust and S Co, LLC (incorporated by reference to the Company’s Current Report on Form 8-K dated July 18, 2003 and filed July 21, 2003).

10.6.1	Series B Convertible Preferred Stock Purchase Agreement by and among Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., General Electric Pension Trust, New York Life Capital Partnership, II, L.P., Analex Corporation and the subsidiaries of Analex Corporation, dated May 28, 2004 (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

Exhibit Index

10.6.2	Amended and Restated Stockholders’ Voting Agreement, dated May 28, 2004, by and among Analex Corporation, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., General Electric Pension Trust, New York Life Capital Partnership, II, L.P., Sterling E. Phillips, Jr., J. Richard Knop, C.W. Gilluly, Peter C. Belford, Sr., Arthur A. Hutchins, Joseph H. Saul, DRG Irrevocable Trust (incorporated by reference to Annex H of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.6.3	Registration Rights Agreement, dated May 28, 2004, by and between Analex Corporation and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., General Electric Pension Trust, New York Life Capital Partnership, II, L.P., (incorporated by reference to Annex G of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.7	Stock Purchase Agreement by and among Analex Corporation, Beta Analytics, Inc. and other parties named in the agreement, dated May 6, 2004 (incorporated by reference to the registrant’s Form 10-Q for the fiscal quarter ended March 31, 2004).

14	Code of Conduct and Ethics (incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 2003.).

21*	Subsidiaries of the Company

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

(b)  Reports on Form 8-K

On November 3, 2004, the Company filed a Form 8-K to include its financial results for the fiscal quarter ended September 30, 2004.

On November 18, 2004, the Company filed a Form 8-K announcing its completion of the planned divestiture of its Advanced BioSystems, Inc. (“ABS”) subsidiary.

On December 10, 2004, the Company filed a Form 8-K announcing that its Beta Analytics, Inc. subsidiary was awarded a prime contract worth approximately $4 million by the U.S. Army to support its Global War on Terrorism program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2005		ANALEX CORPORATION

By:	/s/ STERLING E. PHILLIPS, JR.	By:	/s/ RONALD B. ALEXANDER
	Sterling E. Phillips, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)		Ronald B. Alexander Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ C. THOMAS FAULDERS, III C. Thomas Faulders, III	Director	March 24, 2005

/S/ LINCOLN D. FAURER Lincoln D. Faurer	Director	March 24, 2005

/s/ MARTIN HALE, JR. Martin Hale, Jr.	Director	March 24, 2005

/S/ THOMAS L. HEWITT Thomas L. Hewitt	Director	March 24, 2005

/s/ STERLING E. PHILLIPS, JR. Sterling E. Phillips, Jr.	Chairman	March 24, 2005

/s/ GERALD POCH Gerald Poch	Director	March 24, 2005

/s/ DANIEL R. YOUNG Daniel R. Young	Director	March 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Analex Corporation

We have audited the accompanying consolidated balance sheets of Analex Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analex Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 23, 2005

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND DECEMBER 31, 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,034,200	$14,177,500
Accounts receivable, net	18,350,400	10,068,100
Deferred tax asset	—	150,000
Prepaid expenses and other	4,037,800	483,600
Current assets of business held for sale	—	732,500

Total current assets	23,422,400	25,611,700

Property and equipment, net	1,434,700	471,700
Contract rights and other intangible assets, net	6,363,500	1,753,000
Goodwill	43,175,200	15,281,600
Other assets	526,300	514,100

Total other assets	51,499,700	18,020,400

Total assets	$74,922,100	$43,632,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND DECEMBER 31, 2003

	2004	2003
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,486,100	$736,200
Note payable—line of credit	6,590,100	—
Note payable—bank term note	—	700,000
Notes payable—other	904,200	1,487,400
Deferred tax liability	927,400	—
Other current liabilities	8,919,500	5,387,500
Current liabilities of business held for sale	—	116,000

Total current liabilities	18,827,300	8,427,100

Note payable—bank term note	—	1,341,700
Notes payable—other	329,600	1,209,300
Deferred tax liability	2,123,500	—
Convertible note	4,689,500	2,881,400
Other	—	43,800

Total long-term liabilities	7,142,600	5,476,200

Total liabilities	25,969,900	13,903,300

Commitments and contingencies	—	—

Preferred stock, 35,000,000 shares authorized; Series A: 6,726,457 issued and outstanding at December 31, 2004 and 2003; Series B: 3,428,571 issued and outstanding at December 31, 2004	15,986,300	236,300

Shareholders’ equity:
Common stock $.02 par; authorized 65,000,000 shares; issued and outstanding—December 31, 2004, 15,421,619 shares and December 31, 2003, 13,036,666 shares, respectively	308,400	260,700
Additional paid in capital	40,070,300	28,519,100
Warrants outstanding	6,803,300	5,762,900
Accumulated other comprehensive loss	—	(43,800)
Accumulated deficit	(14,216,100)	(5,006,400)

Total shareholders’ equity	32,965,900	29,492,500

Total liabilities, convertible preferred stock and shareholders’ equity	$74,922,100	$43,632,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003

AND DECEMBER 31, 2002

	2004	2003	2002
Revenues	$94,416,700	$62,326,700	$52,513,900
Operating costs and expenses:
Costs of revenue	75,913,100	52,526,500	44,711,700
Selling, general and administrative	10,776,800	5,787,500	4,335,800
Amortization of intangible assets	1,420,900	450,800	307,600

Total operating costs and expenses	88,110,800	58,764,800	49,355,100

Operating income	6,305,900	3,561,900	3,158,800

Other income (expense):
Interest income	80,300	—	—
Interest expense	(9,002,200)	(519,800)	(1,018,300)

Total other expense, net	(8,921,900)	(519,800)	(1,018,300)

Income from continuing operations before income taxes	(2,616,000)	3,042,100	2,140,500
Provision for income taxes	1,193,400	311,200	8,200

Income (loss) from continuing operations	(3,809,400)	2,730,900	2,132,300
Income from discontinued operations, net of income taxes	8,200	15,500	224,300
Loss on disposal of discontinued operations, net of income taxes	(545,000)	—	—

Net income (loss)	(4,346,200)	2,746,400	2,356,600

Dividends on Series A convertible preferred stock	(902,400)	(56,700)	—
Dividends on Series B convertible preferred stock	(211,100)	—	—
Accretion of convertible preferred stock	(3,750,000)	(236,300)	—

Net income (loss) available to common shareholders	$(9,209,700)	$2,453,400	$2,356,600
Net income (loss) available to common shareholders per share:
Continuing operations
Basic	$(0.60)	$0.16	$0.15

Diluted	$(0.60)	$0.14	$0.13

Discontinued operations
Basic	$(0.04)	$0.00	$0.01

Diluted	$(0.04)	$0.00	$0.01

Net income (loss) available to common shareholders:
Basic	$(0.64)	$0.16	$0.16

Diluted	$(0.64)	$0.14	$0.14

Weighted average number of shares:
Basic	14,435,676	14,878,312	14,412,554

Diluted	14,435,676	17,670,001	17,081,651

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003 AND DECEMBER 31, 2002

	Cumulative Preferred Stock		Common Stock		Additional Capital	Warrants Outstanding	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance—December 31, 2001	—	$—	14,375,975	$287,500	$20,726,300	$—	$(22,300)	$—	$(9,816,400)	$11,175,100
Amortization of deferred stock compensation	—	—	—	—	—	—	14,600	—	—	14,600
Warrants issued pursuant to bank guarantee	—	—	—	—	345,400	—	—	—	—	345,400
Shares returned and retired in connection with Analex acquisition	—	—	(51,804)	(1,000)	(58,000)	—	—	—	—	(59,000)
Shares purchased pursuant to the Employee Stock Purchase Plan	—	—	81,739	1,600	139,100	—	—	—	—	140,700
Exercise of options and warrants	—	—	21,170	400	18,600	—	—	—	—	19,000
Unrealized loss on derivative contract	—	—	—	—	—	—	—	(90,600)	—	(90,600)
Net income	—	—	—	—	—	—	—	—	2,356,600	2,356,600

Total comprehensive income	—	—	—	—	—	—	—	—	—	2,266,000

Balance—December 31, 2002	—	—	14,427,080	288,500	21,171,400	—	(7,700)	(90,600)	(7,459,800)	13,901,800
Amortization of deferred stock compensation	—	—	—	—	—	—	7,700	—	—	7,700
Issuance of preferred warrants and beneficial conversion charge on convertible preferred stock	6,726,457	—	—	—	10,519,800	3,857,600	—	—	—	14,377,400
Accretion of discount on cumulative preferred stock	—	236,300	—	—	—	—	—	—	(236,300)	(236,300)
Dividends on convertible preferred stock	—	—	—	—	—	—	—	—	(56,700)	(56,700)
Repurchase and retirement of common shares owned by J. Stout	—	—	(2,625,451)	(52,500)	(9,018,500)	—	—	—	—	(9,071,000)
Issuance of note warrants and beneficial conversion charge on convertible notes	—	—	—	—	5,327,200	1,905,300	—	—	—	7,232,500
Shares purchased pursuant to the Employee Stock Purchase Plan	—	—	86,892	1,700	189,000	—	—	—	—	190,700
Exercise of options and warrants	—	—	1,148,145	23,000	311,800	—	—	—	—	334,800
Other	—	—	—	—	18,400	—	—	—	—	18,400
Unrealized gain on derivative contract	—	—	—	—	—	—	—	46,800	—	46,800
Net income	—	—	—	—	—	—	—	—	2,746,400	2,746,400

Total comprehensive income	—	—	—	—	—	—	—	—	—	2,793,200

Balance—December 31, 2003	6,726,457	236,300	13,036,666	260,700	28,519,100	5,762,900	(0)	(43,800)	(5,006,400)	29,492,500
Issuance of note warrants and beneficial conversion charge on convertible notes	—	—	—	—	3,720,000	720,000	—	—	—	4,440,000
Issuance of preferred warrants on convertible preferred stock	3,428,571	12,000,000	—	—	320,400	320,400	—	—	—	640,800
Accretion of discount on cumulative preferred stock	—	3,750,000	—	—	—	—	—	—	(3,750,000)	(3,750,000)
Dividends on convertible preferred stock	—	—	—	—	—	—	—	—	(1,113,500)	(1,113,500)
Issuance costs of fully discounted cumulative preferred stock	—	—	—	—	(79,800)	—	—	—	—	(79,800)
Shares purchased pursuant to the Employee Stock Purchase Plan	—	—	107,370	2,100	315,600	—	—	—	—	317,700
Exercise of options and warrants	—	—	445,614	8,900	348,400	—	—	—	—	357,300
Issuance of common stock to sellers of Beta Analytics Int’l.	—	—	1,832,460	36,700	6,926,600	—	—	—	—	6,963,300
Unrealized gain on derivative contract	—	—	—	—	—	—	—	43,800	—	43,800
Net loss	—	—	—	—	—	—	—	—	(4,346,200)	(4,346,200)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(4,302,400)

Balance—December 31, 2004	10,155,028	$15,986,300	15,422,110	$308,400	$40,070,300	$6,803,300	$(0)	$—	$(14,216,100)	$32,965,900

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004, 2003 and 2002

	2004	2003	2002
Reconciliation of net income (loss) to cash provided by operating activities
Net income (loss)	(4,346,200)	$2,746,400	$2,356,600

Net income (loss)—from discontinued operations	(536,800)	15,500	224,300

Net income (loss)—from continuing operations	(3,809,400)	2,730,900	2,132,300
Operating activities:
Depreciation	308,100	90,000	80,400
Amortization of other intangibles	1,420,900	450,800	307,600
Amortization of debt discount	6,888,900	140,400	345,400
Amortization of deferred financing costs	779,700	—
Stock-based compensation expense	—	122,000	14,600
Deferred income tax expense	789,700	103,000
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,754,100)	1,026,400	(3,700,600)
Prepaid expenses & other	(2,608,100)	(213,100)	(47,200)
Other assets	(363,000)	(406,300)	57,600
Accounts payable	482,200	(1,827,300)	1,565,200
Other current liabilities	2,129,100	83,900	508,000
Other long-term liabilities	4,400	—	30,600

Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:	6,077,800	(430,200)	(838,400)

Net cash provided by (used in) continued operating activities	2,268,400	2,316,200	1,518,200
Net cash provided by (used in) discontinued operating activities	(198,000)	358,900	(280,600)

Net cash provided by operating activities	2,070,400	2,675,100	1,237,600
Investing activities:
Property additions	(496,300)	(435,100)	(5,200)
Intangible additions	—	(600,000)	(172,900)
Purchase of BAI, net of cash acquired	(27,132,600)	—	—

Net cash provided by (used in) investing activities	(27,629,900)	(1,035,100)	(178,100)

Financing activities:
Proceeds from borrowings on bank and other loans	8,279,100	1,829,000	491,200
Proceeds from stock options and warrants exercised	353,700	334,800	19,000
Proceeds from employee stock purchase plan	321,400	190,700	140,700
Proceeds from issuance of convertible debt, net of issuance costs	11,325,100	10,000,000	—
Issuance costs related to issuance of preferred stock	(79,900)	14,377,300	—
Repurchase of stock, stock options and warrants	—	(9,166,800)	—
Payments on dividends of preferred stock	(890,500)
Payments on bank and other loans	(6,893,700)	(5,329,300)	(1,491,700)

Net cash provided by (used in) financing activities	12,415,200	12,235,700	(840,800)

Net increase (decrease) in cash and cash equivalents	(13,143,300)	13,875,700	218,700
Cash and cash equivalents at beginning of period	14,177,500	301,800	83,100

Cash and cash equivalents at end of period	1,034,200	14,177,500	301,800

Supplemental disclosures of cash flow information:
Cash paid for interest	1,233,100	519,800	672,900
Cash paid for income taxes, net of refund	1,339,000	255,000	208,300
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock in acquisition	6,102,100	—	—

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Analex Corporation (“Analex” or the “Company”) is a provider of mission-critical professional services to federal government clients. The Company specializes in providing information technology, systems engineering, security services and intelligence services in support of the U.S. Government. Analex focuses on developing innovative technical approaches for the intelligence community, analyzing and supporting defense systems, and designing, developing and testing aerospace systems. Analex has two strategic business units. The Homeland Security Group provides information technology services, systems integration, hardware and software engineering, independent quality assurance, information and technology asset protection solutions, intelligence analysis, and security services in support of the U.S. intelligence community and Department of Defense. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors such as Lockheed Martin and Northrop Grumman.

On May 28, 2004, the Company acquired Beta Analytics, Incorporated (BAI) in a transaction valued at approximately $37.9 million, including the assumption $1.7 million of BAI’s debt. The Company acquired all the issued and outstanding stock of BAI for $27.7 million in cash and 1,832,460 unregistered shares of Analex Common Stock. (see Note 11) .

During the second quarter of 2004, the Company concluded that Advanced Biosystems, Inc. (ABS), a then wholly owned subsidiary of the Company, did not fit with the Company’s long-term strategic plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004.

Revenue from services performed under direct and indirect long-term contracts and subcontracts with government defense and intelligence agencies comprises the majority of the Company’s business. The majority of the Company’s technical and professional services business with governmental departments and agencies is obtained through competitive procurement and through follow-on services related to existing contracts. In certain instances, however, the Company acquires such service contracts because of special professional competency or proprietary knowledge in specific subject areas.

2.    Summary of significant accounting policies

A.    Principles of consolidation

The consolidated financial statements include the accounts of Analex Corporation and its two active wholly owned subsidiaries, Beta Analytics, Inc. (“BAI”) and SyCom Services, Inc. (“SyCom”). All significant intercompany transactions have been eliminated. Advanced Biosystems, Inc. (“ABS”), a former wholly owned subsidiary of the Company, was disposed of on November 16, 2004. Therefore, the results of operations of this business are reported as discontinued operations for all periods presented herein (see note 21).

B.    Revenue

The Company’s contracts with customers are typically cost plus fee, time and material, or fixed-price contracts. Revenue results from work performed on these contracts by the Company’s employees and from pass-through of costs for material and work performed by subcontractors. Revenue on cost-type contracts is recorded as contract allowable costs are incurred and fees earned. Revenue for time and material contracts is recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and materials contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenue on certain fixed-price service contracts is recorded each period based on a monthly amount for services provided. Revenue on other fixed-price contracts is recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the revenue earned. In the normal course of business, the Company may be party to claims and disputes resulting from modifications and change orders and other contract matters. Claims for additional contract compensation are recognized when realization is probable and estimable.

C.    Cash equivalents

Cash equivalents represent amounts invested in highly liquid short-term investments with original maturities of three months or less.

D.    Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E.    Allowance for doubtful accounts

The Company establishes bad debt reserves against certain billed receivables based upon the latest information available to determine whether invoices are ultimately collectable. Whenever judgment is involved in determining the estimates, there is the potential for bad debt expense and the fair value of accounts receivable to be misstated.

F.    Risks and uncertainties

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

G.    Property and equipment

Building, furniture, equipment and leasehold improvements are stated at cost or fair value if acquired in a business combination. The Company uses the straight-line method of depreciation and amortization over the estimated useful lives of the fixed assets. The estimated useful life is three years for equipment, five years for furniture and 39 years for the building. Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term.

Maintenance and repairs are charged to expense as incurred, and the cost of additions and betterments are capitalized. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased software is capitalized in compliance with SOP 98-1, Accounting for Internally Developed or Acquired Software for Internal Use. Such costs are amortized using the straight-line method for a period of three to five years.

H.    Goodwill

On January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In accordance with SFAS No. 142 transitional requirements, with respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted the provisions of SFAS No. 142 effective January 1, 2002, and as a result, amortization of goodwill was discontinued. Goodwill acquired after June 30, 2001 has not been amortized. The Company performed its annual impairment test as of October 1, 2004 and concluded that the goodwill was not impaired.

I.    Stock-based compensation

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

	2004	2003	2002
Net income (loss) available to common shareholders, as reported	($9,209,700)	$2,453,400	$2,356,900
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	$—	$6,900	$14,600
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	$549,500	$764,400	$786,900

Pro forma net income (loss) available to common shareholders	($9,759,200)	$1,695,900	$1,584,600

Earnings (loss) per share:
Basic as reported	($0.64)	$0.16	$0.16
Diluted as reported	($0.64)	$0.14	$0.14
Basic pro forma	($0.68)	$0.11	$0.11
Diluted pro forma	($0.68)	$0.10	$0.09

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following assumptions were used for grants: dividend yield of 0%; expected volatility of 40 to 76%; expected life of the option term of 5 years; and risk-free interest rate of 2.25 to 5.85%.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To avoid recognizing additional compensation expense following the adoption of SFAS No. 123(R)—Share-Based Payment, which will replace SFAS No. 123—Accounting for Stock-Based Compensation, the Company has accelerated vesting of certain options for certain option holders when the exercise price of the option is more than the fair market value. SFAS No. 123(R) will become effective as of the beginning of our first interim period that begins after June 15, 2005. The table below summarizes the accelerated vesting of options during 2004.

Number of options	Exercise price	Original vesting date	Accelerated vesting date
66,667	$4.49	4/20/06	12/21/04
3,334	$4.04	12/9/05	12/21/04

J.    Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets,” long-lived assets, including our fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Pursuant to SFAS No. 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. The Company believes that no such impairment existed as of December 31, 2004. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.

K.    Financial Statement Reclassification

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the 2004 presentation. During the second quarter of 2004, the Company concluded that Advanced Biosystems, Inc. (ABS), a then wholly-owned subsidiary of the Company, did not fit with the Company’s long-term strategic plan and decided to divest ABS. ABS was engaged in biomedical research for broad- spectrum defenses against toxic agents capable of being used as bioterrorist weapons, such as anthrax and smallpox. The Company disposed of ABS on November 16, 2004. Therefore, the results of operations of ABS are reported as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. Historically, ABS has been reported under a separate business segment of the Company. (See Note 21.)

L.    Derivatives

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

M.    Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R)—Share-Based Payment, which will replace SFAS No. 123—Accounting for Stock-Based Compensation, and supersede APB Opinion No. 25—Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) will become effective as of the beginning of our third quarter of 2005, and we are currently evaluating the effect that adoption of this statement will have on our financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not have a significant impact to the Company’s financial statements.

3.    Series A Financing—(Pequot Transaction)

On December 9, 2003, the Company consummated the transaction contemplated by the Series A Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement (the “Pequot Purchase Agreement”) by and between the Company and Pequot Private Equity Fund III, L.P., a Delaware limited partnership, and Pequot Offshore Private Equity Partners III, L.P., (“Pequot”). On December 9, 2003, the Company:

•	Issued to Pequot 6,726,457 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $2.23 per share of Series A Preferred Stock (the “Series A Purchase Price”), representing an aggregate consideration of approximately $15,000,000;

•	In connection with the issuance and sale of the Series A Preferred Stock, issued warrants (the “Series A Preferred Warrants”) exercisable to purchase the Company’s Common Stock, par value $.02 per share (the “Common Stock”), at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock;

•	Issued to Pequot $10,000,000 in aggregate principal amount of the Company’s Series A Secured Subordinated Convertible Promissory Notes (the “Series A Convertible Notes”); and

•	In connection with the issuance and sale of the Series A Convertible Notes, issued warrants (the “Series A Note Warrants,” and together with the Series A Preferred Warrants, the “Series A Warrants”) exercisable to purchase Common Stock at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Convertible Notes.

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

The transactions contemplated by the Pequot Purchase Agreement and the Stout Repurchase Agreement are collectively referred to as the “Series A Transaction.”

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The proceeds from the sale of the Series A Convertible Notes were used to repurchase the securities from the Stout Parties and pay expenses incurred by the Company in connection with the Pequot Transaction. The Company used a portion of the proceeds from the sale of the Series A Preferred Stock to pay in full the outstanding promissory note issued to the Department of Justice under a Settlement Agreement between the former Analex Corporation and the Department of Justice. Remaining proceeds from the sale of the Series A Preferred Stock was used to finance a portion of the cost of acquiring BAI in May 2004.

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

Holders of the Series A Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after September 15, 2008, at the Series A Purchase Price, as adjusted for stock splits, stock dividends and similar events, plus accrued but unpaid dividends.

Series A Convertible Notes

The Series A Convertible Notes mature on December 9, 2007. The Series A Convertible Notes bear interest at an annual rate of 7%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in an event of default under the Company’s senior credit facility, such interest will be accrued and added to the outstanding principal.

The Series A Convertible Notes may not be prepaid prior to June 9, 2005 without the consent of the holders of a majority of the outstanding principal amount of the Series A Convertible Notes. Any subsequent prepayment will be made, at the option of the Series A Convertible Note holders, either in cash in an amount equal to the outstanding principal plus the net present value of interest to maturity discounted at 7% per annum; or by conversion of the principal into shares of Series A Preferred Stock and the payment of interest in cash or in shares of Series A Preferred Stock. Holders of the Series A Convertible Notes may convert the outstanding principal and accrued interest on the notes into Series A Preferred Stock at any time. The conversion price for the

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series A Convertible Notes is $3.01 per share. The Company may cause the automatic conversion of the Series A Convertible Notes into Common Stock if, any time following June 9, 2005, the average closing price for the Common Stock over a 20 consecutive trading day period exceeds $5.58 per share.

The Company’s obligations under the Series A Convertible Notes are secured by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company’s subsidiaries. Such obligations are subordinated to the rights of the Company’s present and future senior secured lenders.

Series A Warrants

The Series A Warrants are exercisable at any time before December 9, 2013. The Series A Preferred Warrants are exercisable to purchase one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock. The Series A Note Warrants are exercisable to purchase one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Convertible Notes. The exercise price of the Series A Warrants is $3.28.

4.    Series B Financing

Pursuant to a Stock Purchase Agreement among the Company and General Electric Pension Trust (“GEPT”), New York Life Capital Partners II, L.P. (“NYL”), Pequot Private Equity Fund III, L.P., and Pequot Offshore Private Equity Partners III, L.P., (collectively, “Pequot,” together with GEPT and NYL, collectively, the “Investors”), dated May 28, 2004 (the “Series B Purchase Agreement”), the Company:

•	issued and sold to the Investors convertible secured senior subordinated promissory notes (“Series B Senior Subordinated Notes”) in the aggregate principal amount of $12,000,000 at the time of the closing of the acquisition of BAI on May 28, 2004 (the “First Closing Date”). The Series B Senior Subordinated Notes were converted into an aggregate of 3,428,571 shares of the Company’s newly designated Series B convertible preferred stock (“Series B Series B Preferred Stock”) upon stockholders approval in September 2004. The per share conversion price of the Series B Senior Subordinated Notes into Series B Preferred Stock was $3.50 (the Series B Original Issue Price”); and

•	in connection with the issuance and sale of the Series B Senior Subordinated Notes, issued Common Stock warrants (“Series B Common Stock Warrants”) to purchase 857,142 shares of Common Stock, at an exercise price of $4.32, at a ratio of one share of Common Stock for every five shares of Common Stock issued or issuable upon conversion of the Series B Preferred Stock issued or issuable upon conversion of the Series B Senior Subordinated Notes.

A significant portion of the funds obtained on the First Closing Date was used to pay the cash portion of the consideration for the acquisition of BAI.

Subject to certain approval rights by the holders of the Series A Preferred Stock and the Series B Preferred Stock, the Series B Purchase Agreement also provides that the Company has an option to require the Investors to purchase up to an additional $25 million of Series B Senior Subordinated Notes or Series B Preferred Stock, with additional Series B Common Stock Warrants (the “Company Option”), at any one or more times on or prior to May 27, 2005 for the purpose of paying the cost of acquisition of the stock or assets of one or more other companies in each case with an acquisition value of at least $10 million.

Series B Senior Subordinated Notes

Upon issuance of the Series B Senior Subordinated Notes, the Company allocated fair value of $720,000 to the Series B Common Stock Warrants based on a preliminary valuation, and recorded a beneficial conversion charge of $3,720,000. Upon receipt of a final valuation, it was determined that $1,040,400 was the fair value of

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Series B Common Stock Warrants resulting in a beneficial conversion charge of $4,040,400. In addition, the Company incurred $674,900 of issuance cost. The discount created by these charges was fully amortized to interest expense upon the conversion of the Series B Senior Subordinated Notes. The Company recognized $5.8 million of amortization of that discount during 2004.

Series B Preferred Stock

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

The Series B Preferred Stock will be convertible into Common Stock at any time at the election of its holders at a per share conversion price of $2.80 (the “Series B Conversion Price”). The Series B Preferred Stock will automatically convert into Common Stock if, any time following 18 months after, (i) the average closing price of the Common Stock over the immediately preceding 20 consecutive trading day period exceeds 2.5 times the Series B Original Issue Price of $3.50 (as adjusted for certain dilutive equity issuances and for stock splits, stock dividends and similar events related to the Series B Preferred Stock); or (ii) with respect to any holder’s shares of Series B Preferred Stock, such holder does not accept, within 60 days of notice to such holder, the Company’s offer to purchase the Series B Preferred Stock for at least 2.5 times the Series B Original Issue Price of $3.50. The Series B Preferred Stock will automatically convert into Common Stock upon the agreement of the holders of 75% of the then outstanding Series B Preferred Stock.

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

Series B Common Stock Warrants

The Series B Common Stock Warrants to purchase 857,142 shares of Common Stock issued in connection with the Series B Financing will expire on May 28, 2014. They were not exercisable at the time of issuance.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon stockholders’ approval at the Annual Meeting of Stockholders on September 15, 2004, the Common Stock Warrants became exercisable at the option of the Investors. The exercise price of the Common Stock Warrants is $4.32 per share.

5.    Accounts receivable

The components of accounts receivable as of December 31 are as follows:

	2004	2003
Trade accounts receivable
U.S. Government:
Amounts billed	$14,674,000	$8,725,900
Recoverable costs and profit—not billed	4,378,300	1,584,100

Subtotal	19,052,300	10,310,000
Commercial, state and local governments:
Amounts billed	14,000	103,500
Recoverable costs and profit—not billed	—	—

Subtotal	14,000	103,500
Total trade accounts receivable	19,066,300	10,413,500
Less: Allowance for doubtful accounts	(715,900)	(345,400)

Total trade accounts receivable, net	$18,350,400	$10,068,100

The following table summarizes activity in the allowance for doubtful accounts for years ended December 31:

	2004	2003	2002
Beginning balance	$345,400	$852,200	$926,400
Additions	664,000	49,600	—
Write-offs	(293,500)	(556,400)	(74,200)

Ending balance	$715,900	$345,400	$852,200

Unbilled accounts receivable can be invoiced upon completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government agencies, upon completion of federal government overhead audits or upon final approval of design plans for engineering services.

6.    Property and equipment

The components of property and equipment as of December 31 are as follows:

	2004	2003
Building	$391,000	$—
Land	83,800	—
Computer hardware and software	1,324,700	865,200
Leasehold improvements	128,100	68,200
Office equipment	425,800	159,300
Vehicle	13,200	—

Total property and equipment	2,366,600	1,092,700
Accumulated depreciation and amortization	(931,900)	(621,000)

Total property and equipment, net	$1,434,700	$471,700

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for 2004, 2003, and 2002 was $308,100, $90,100, and $80,400, respectively.

7.    Intangible assets

With the acquisition of BAI, the company recorded an intangible assets associated with BAI’s contract rights and customer relationships. These intangible assets have an estimated value of $6.1 million and an estimated useful life of five years.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets as of December 31, 2004 and 2003, were as follows:

	December 31
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$1,495,500	$1,030,200	$1,411,800	$536,300
Contract rights	$7,082,300	$1,184,200	$1,053,200	$175,700

Non-compete agreements are amortized on a straight-line basis over their contractual lives of three to four years. Contract rights are amortized over five to ten years, which is the life of the related contracts. Amortization expense for contract rights and other intangibles for the fiscal years ended 2004, 2003, and 2002 were $1,421,000, $450,800, and $307,600 respectively. The weighted average life of all intangible assets is 4.17 years as of December 31, 2004. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

2005	$1,960,900
2006	$1,712,400
2007	$1,316,300
2008	$1,058,100
2009	$112,200

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt

The components of debt as of December 31 are as follows:

	2004	2003
Current:
Line of credit	$6,590,100	$—
Bank Term Note	—	700,000
Notes Payable shareholder	163,400	154,000
Note Payable other	294,600	333,300
Non-compete Agreements	446,200	461,900
Note to DOJ	—	538,200

Total current debt	7,494,300	2,187,400
Long-term:
Bank Term Note	—	1,341,700
Notes Payable shareholder	173,500	336,800
Note Payable other	—	250,000
Non-compete Agreements	156,100	622,500
Series A Convertible Notes, net of discount	4,689,500	2,881,400

Total long-term debt	5,019,100	5,432,400

Total debt	$12,513,400	$7,619,800

On December 9, 2003, the Company issued Convertible Notes, related to the Series A financing, to Pequot, which will mature on December 9, 2007 (see Note 3). The Company allocated the proceeds from the sale of the Series A Convertible Notes between the Series A Convertible Notes and the Series A Note Warrants based on their relative fair values, which resulted in the recording of a discount on the Series A Convertible Notes. After allocating the Series A Convertible Notes proceeds, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. As the embedded conversion price was less than the fair market value of the Company’s Common Stock as of the date of the transaction, beneficial conversion was recorded. The table below details the accounting treatment of the Series A Convertible Notes.

Allocation of Series A Convertible Notes Proceeds
Proceeds of the Series A Convertible Notes	$10,000,000
Allocated relative fair value of Series A Convertible Notes	8,094,700
Allocated relative fair value of Series A Note Warrants	1,905,300

Balance Sheet presentation of Series A convertible debt at December 31, 2004
Allocated relative fair value of Series A Convertible Notes	$8,094,700
Less: Discount from beneficial conversion	5,327,200

Net carrying value of Series A Convertible Notes prior to amortization and accretion	$2,767,500
Accretion of discount 2003	113,900
Accretion of discount 2004	1,808,100

Net carrying value of Series A Convertible Notes at December 31, 2004	$4,689,500

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount on the Series A Convertible Notes created as a result of the allocation of fair value to the Series A Note Warrants and the embedded beneficial conversion feature will be amortized to interest expense over the four-year period to the maturity of the Series A Convertible Notes using the effective interest method. Issuance costs of $470,400 are recorded as deferred financing costs and will also be amortized to interest expense over the four-year period to the maturity of the Convertible Notes. The Series A Convertible Notes accrue interest at 7% per annum, which is payable quarterly in cash.

The Company allocated the proceeds from the sale of the Series B Senior Subordinated Notes between the Series B Senior Subordinated Notes and the Series B Common Stock Warrants based on their relative fair values, which resulted in the recording of a discount on the Series B Senior Subordinated Notes. After allocating the Series B Senior Subordinated Notes proceeds, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. As the embedded conversion price was less than the fair market value of the Company’s Common Stock as of the date of the transaction, beneficial conversion was recorded. Upon conversion of the Series B Senior Subordinated Notes into Series B Preferred Stock on September 15, 2004, the discount of $5.1 million was fully amortized. The table below details the accounting treatment of the Series B Senior Subordinated Notes.

Allocation of Series B Senior Subordinated Notes Proceeds
Proceeds of the Series B Senior Subordinated Notes	$12,000,000
Allocated relative fair value of Series B Senior Subordinated Notes	10,959,600
Allocated relative fair value of Series B Note Warrants	1,040,400
Allocated relative fair value of Series B Convertible Notes	$10,959,600
Less: Discount from beneficial conversion	4,040,400

Net carrying value of Series B Senior Subordinated Notes prior to amortization and accretion	6,919,200
Accretion of discount 2004	5,080,800

Net carrying value of Series B Senior Subordinated Notes prior to conversion	$12,000,000

The Company has a credit agreement with Bank of America, N.A. (“the Credit Facility”). On May 28, 2004, in connection with the acquisition of BAI, the Credit Facility was amended and restated to provide a $20,000,000 revolving credit facility, and the remaining outstanding balance on the Company’s term loan of $1,750,000 was consolidated into the Credit Facility. The Credit Facility has a maturity date of May 31, 2007. On behalf of the Company, Bank of America may issue Letters of Credit secured by the Credit Facility. As of December 31, 2004, the Company has one Letter of Credit outstanding in the amount of $100,000. The interest rate on the Credit Facility is set at the LIBOR plus an applicable margin as specified in a pricing grid. As of December 31, 2004, the Credit Facility outstanding balance was $6,590,100, and the interest rate was 4.92%.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of December 31, 2004, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties other than ABS, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is secured by the accounts receivable and other assets of the Company.

In January 2002, the Company entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt was swapped into a fixed rate obligation at 4.25%. The purpose

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the swap was to protect the Company from potential rising interest rates on debt with variable interest rate features. During periods of rising interest rates, the Company will benefit from the protection of the swap, during periods of declining interest rates the Company will incur additional interest expense due to the fixed interest rate component of the swap agreement. During the term of the swap agreement, comprehensive income or loss related to the swap agreement was recorded as a current liability with an offset to accumulated other comprehensive income (loss) which is a component of shareholders’ equity. The swap agreement matured on December 1, 2004. The Company’s comprehensive loss available to common shareholders for 2004 was $4,302,400, which includes the net loss available to common shareholders of $4,346,200 and other comprehensive income of $43,800, arising from the interest rate swap. The Company’s comprehensive income available to common shareholders for 2003 and 2002 was $2,793,200 and $2,266,000, respectively, which includes the net income available to common shareholders of $2,746,400, and $2,356,600, respectively, and other comprehensive income of $46,800 and other comprehensive loss of $90,600, respectively, arising from the interest rate swap.

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling $772,600 with a five-year term, bearing interest at 6%. As of December 31, 2004 the outstanding balance of the promissory notes was $337,000. The Company also entered into non-competition agreements with these sellers for total payments of $540,000 over a three-year period. These non-competition agreements have an outstanding balance of $180,000 as of December 31, 2004. In addition, the Company entered into non-competition agreements with former employees totaling $352,000, on a discounted basis, payable over various periods with a current balance of December 31, 2004 of $93,000.

On May 29, 2002, Analex announced that it had been awarded a $164 million Expendable Launch Vehicle Integrated Support (“ELVIS”) prime contract by NASA. In conjunction with this award the Company issued promissory notes to certain Analex sellers totaling $1,000,000 with a three-year term, bearing interest at prime plus 1%. At December 31, 2004, the outstanding balance on these notes was $250,000.

With its purchase of Analex, the Company assumed a note payable to the Department of Justice (“DOJ”). The agreement provided for quarterly payments of $80,000 consisting of principal and interest at 7% through February 2006, with a final payment due in May 2006. As required by the terms of the Pequot Transaction, the DOJ note was paid in full with proceeds from the Pequot transaction.

The Company’s future debt maturities at December 31, 2004 are summarized below:

Year	Debt Maturities
2005	$7,494,300
2006	329,600
2007	10,000,000

Total Minimum Debt Payments	$17,823,900
Less: Current Maturities	(7,494,300)

$10,329,600
Less: Unamortized discount	(5,310,500)

Total Long-Term Debt	$5,019,100

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Capital

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

Allocation of Series A Preferred Stock Proceeds
Proceeds of Series A Preferred Stock	$15,000,000
Allocated relative fair value of preferred stock	11,142,400
Allocated relative fair value of preferred warrants	3,857,600

Balance Sheet presentation of Series A Preferred Stock at December 31, 2004
Allocated relative fair value of preferred stock	11,142,400
Less: discount on preferred stock	10,519,800
Less: issuance costs of preferred stock	622,600

Net carrying value of Series A Preferred Stock prior to amortization and accretion	—
Accretion of preferred stock 2003	236,300
Accretion of preferred stock 2004	3,750,000

Net carrying value of Series A Preferred Stock at December 31, 2004	$3,986,300

The total discount on the Series A Preferred Stock to the redemption amount is being accreted to the Series A Preferred Stock over a four-year period from the date of issuance. Accrued dividends at December 31, 2004 were $226,800.

The Series B Preferred Stock ranks senior to the Company’s Series A Preferred Stock. The Series B Preferred Stock bears a cumulative annual dividend of 6%, payable quarterly in cash or, if the Company’s available cash for operations does not meet specified levels or such payment would result in a default under the Company’s Credit Facility, in additional shares of Series B Preferred Stock. Accrued dividends at December 31, 2004 were $52,900.

Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. The agreement phases in portions of the total shares subject to the guarantee over a period of two years following the acquisition in increments of 25% of the total guaranteed shares covered by the agreement. Of the total shares guaranteed, 25% (214,286 shares) are guaranteed from the acquisition date through November 5, 2006, at a price of $1.60. An additional 214,286 shares are guaranteed beginning November 5, 2002 through November 5, 2006 at a price of $1.80. An additional 214,286 shares are guaranteed beginning May 5, 2003 through November 5, 2006 at a price of $2.00 per share. An additional 214,286 shares are guaranteed beginning November 5, 2003 through November 5, 2006, resulting in a maximum amount of $1,628,600 payable under the terms of the guaranteed shares as of December 31, 2004. As the fair market value of the Company’s Common Stock was in excess of the guaranteed share prices as of December 31, 2004, no amounts were accrued under the guarantee.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred stock

Holders of a majority of the then outstanding shares of Series A Preferred Stock may require the Company to redeem their Series A Preferred Stock together with accrued but unpaid dividends in four equal quarterly installments any time on or after September 15, 2008, which is also the Series B Redemption Date. Holders of two-thirds of the Series B Preferred Stock may also require the Company to redeem their Series B Preferred Stock together with accrued but unpaid dividends in four equal quarterly installments any time on or after September 15, 2008, the Series B Redemption Date. However, since the Company has up to sixty (60) days from the Series B Redemption Date to make the first quarterly installment, the Company’s obligation to pay for the redemption price of both the Series A and Series B Preferred Stock is not triggered until at the earliest November 15, 2008. The table below summarizes this possible future contractual obligation.

Financing Instrument	Redemption Payment Period	Quarterly Redemption Price	Total Redemption Price
Series A Preferred Stock	November 15, 2008 – August 2009	$3,750,000	$15,000,000
Series B Preferred Stock	November 15, 2008 – August 2009	$3,000,000	$12,000,000

10.    Other current liabilities

Other current liabilities include the following major classifications:

	December 31,
	2004	2003
Payroll and related taxes	$4,375,500	$2,028,900
Accrued vacation	2,035,400	1,170,600
Self-insured medical expenses	844,400	930,300
Billings in excess of costs	126,100	366,600
Accrued interest	215,000	76,500
Accrued subcontractor costs	583,100	482,000
Dividends payable	279,800	56,700
Other	460,200	275,900

Total other current liabilities	$8,919,500	$5,387,500

11.    Acquisitions

Analex acquired Beta Analytics, Incorporated (“BAI”) on May 28, 2004. Under the terms of the Stock Purchase Agreement, dated May 6, 2004 (the “Stock Purchase Agreement”), by and among Analex, BAI, and certain former stockholders of BAI (the “BAI Sellers”), Analex acquired all of the issued and outstanding stock of BAI for (i) $27.7 million in cash, and (ii) 1,832,460 unregistered shares of Analex Common Stock, $0.02 par value per share (the “Common Stock”). The Analex Common Stock was valued at $3.80, which was the closing price on the day prior to the announcement of the acquisition. Analex financed the cash portion of the consideration for the acquisition through its cash on hand, senior debt from Bank of America, N.A. and the Series B Senior Subordinated Notes (See Note 4 and 8).

The total cost of the acquisition of BAI, which was valued at approximately $37.9 million, including the assumption of BAI’s debt of $1.7 million, was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The financial statements as of December 31, 2004 reflect preliminary estimates of the fair market value for the purchased intangible assets. The Stock Purchase Agreement contains certain financial representations which will survive 24-months after the closing date. In addition, an escrow account containing $1 million cash

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 523,560 shares of Analex Common Stock was established with proceeds of the sale to secure the indemnification obligations of the sellers of BAI, should a claim arise. The allocation of the purchase price is summarized as follows:

Cash purchase price	$27,726,500
Stock purchase price	6,963,400
Transaction fees	1,466,600

36,156,500
Cash	2,060,500
Accounts receivable	4,528,200
Fixed assets	776,300
Intangible assets	6,078,000
Other assets	670,600
Accounts payable	(267,600)
Line of credit	(1,700,000)
Other current liabilities	(152,600)
Other liabilities	(1,178,700)
Deferred tax liability	(2,325,300)

Goodwill	$27,667,100

The unaudited pro forma financial information reflects the results of the Company for the years ended 2004, 2003 and 2002 as if BAI had been acquired on January 1st of each year. This combined result is not necessarily indicative of future operating results of the Company.

	2004	2003
Revenue	$109,625,900	$94,398,200
Income (loss) from continuing operations	(5,134,000)	(2,521,700)
Net income (loss)	(5,670,800)	(2,506,200)
Net loss available to common shareholders	(10,534,300)	(2,799,200)
Basic earnings per share available to common shareholders	$(0.73)	$(0.19)
Diluted earnings per share available to common shareholders	$(0.73)	$(0.16)

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2004	2003	2002
Net income (loss) available to common shareholders from continuing operations	$(8,672,900)	$2,437,900	$2,132,300
Income (loss) from discontinued operations, net of income taxes	8,200	15,500	224,300
Gain (loss) on disposal of discontinued operations, net of income taxes	(545,000)	—	—
Net income (loss) available to common shareholders	$(9,209,700)	$2,453,400	2,356,600
Weighted average shares outstanding	14,435,676	14,878,300	14,412,600
Less: dilutive effect of outstanding warrants and stock options
Warrants	—	1,551,000	1,860,800
Employee Stock Options	—	1,240,700	808,300
Diluted weighted average shares outstanding	14,435,676	17,670,000	17,081,700
Net income (loss) available to common shareholders per share:
Continuing operations:
Basic	$(0.60)	$0.16	$0.15
Diluted	$(0.60)	$0.14	$0.13
Discontinued operations:
Basic	$(0.04)	$0.00	$0.01
Diluted	$(0.04)	$0.00	$0.01
Net income (loss) available to common shareholders:
Basic	$(0.64)	$0.16	$0.16
Diluted	$(0.64)	$0.14	$0.14

Shares issuable upon the exercise of stock options or warrants or upon conversion of convertible preferred stock and convertible debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive. As of December 31, 2004, shares issuable upon conversion of such instruments are as follows:

Instrument	Shares of Common Stock Issuable Upon Conversion	Conversion or Exercise Price	Proceeds From Conversion
Series A Preferred Stock	6,726,457	$2.23	$—
Series A Preferred Stock Warrants	664,341	$3.28	2,179,038
Series A Convertible Notes	3,321,707	$3.01	—
Series A Convertible Notes Warrants	1,345,291	$3.28	4,412,554
Series B Preferred Stock	4,285,714	$2.80	—
Series B Senior Subordinated Notes Warrants	857,142	$4.32	3,702,853
Warrants issued under 2000 financing agreement	32,500	$0.75	24,375
Options issued under Incentive Stock Option Plans	1,153,225	$0.50 – $1.375	1,517,517
Options issued under Incentive Stock Option Plans	1,456,546	$1.60 – $2.55	3,352,330
Options issued under Incentive Stock Option Plans	972,500	$2.79 – $4.49	3,677,425

Total	20,815,423		$18,866,092

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Income taxes

The provision for income taxes for the years ended December 31, 2004, 2003, and 2002 has been limited to state and federal taxes and has to some extent been offset by net operating loss carryforwards.

The income tax provision (benefit) consisted of the following for the years ended December 31:

	2004	2003	2002
Current Taxes:
Federal	$230,900	$399,800	$128,900
State	172,800	61,400	20,200

Total current income tax expense	403,700	461,200	149,100

Deferred Taxes:
Federal	647,800	(128,600)	—
State	141,900	(21,400)	—

Total deferred income tax expense (benefit)	789,700	(150,000)	—

Total provision for income taxes	$1,193,400	$311,200	$149,100

The tax provision differs from the amounts computed using the statutory federal income tax rate are as follows for the years ended December 31:

	2004	2003	2002
Expected federal income tax (benefit) at the statutory rate	35.0%	35.0%	35.0%
State and local taxes net of federal taxes (benefit)	(8.7)	4.0	3.6
Nondeductible expenses	(2.3)	5.3	3.0
Utilization of NOL carryforward	0.0	(27.7)	(30.3)
Beneficial conversion	(83.4)	0.0	0.0
Other	13.8	(5.0)	0.0

Tax expense at effective rate	(45.6)%	11.6%	11.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets at December 31, 2004 and 2003 consist primarily of the following:

	2004	2003
Allowance for doubtful accounts	$276,100	$103,100
Accrued vacation	642,500	478,600
Intangible assets	71,900	138,200
Other	95,000	92,800

Net gross deferred tax assets	$1,085,500	$812,700
Property and equipment	$217,300	$(27,900)
Unbilled receivables	1,688,900	690,600
Customer intangibles	1,980,400	0
Prepaid expenses	249,800	0

Net gross deferred tax liabilities	$4,136,400	$662,700

Net deferred tax asset/(liability)	$(3,050,900)	$150,000

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Company has no remaining net operating loss carryforwards for federal income tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the recent level of taxable income and projections for future taxable income over the periods in which the deferred tax assets would have been realized during 2003, management reversed the valuation allowance recorded as of December 31, 2002.

14.    Commitments and contingencies

Operating leases

The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through 2008. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company’s future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs at December 31, 2004 are summarized below:

Year	Lease Commitments
2005	$1,038,900
2006	79,900
2007	2,500
2008	600

Total future minimum payments	$1,121,900

Rent expense, included in the consolidated statements of operations is as follows:

Year	Rent Expense
2004	$1,152,700
2003	998,500
2002	1,121,100

U.S. government contract audits

The Company’s revenue and costs related to contracts with agencies and departments of the U.S. government are subject to audit by the Defense Contract Audit Agency. Analex, including BAI, has completed its audits for the Company’s years through 2001. It is the opinion of management that the results of future audits will not have a material effect on the financial condition or results of operations of the Company.

Legal Proceedings

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. The Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and payment was received by the Company. Legal fees are expected to be approximately $290,000. Based on an opinion by counsel, the Company believes that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, a receivable in the amount of $970,000 has been booked. However, on July 28, 2004, based upon discussions with the customer, the Company received from NASA a Notice of Intent to Disallow Costs. Notwithstanding the Notice of Intent to Disallow Costs, the Company continues to believe that the costs of the settlement will be reimbursed by NASA. Discussions with NASA are continuing. However, there can be no assurance that the Company will in fact be reimbursed in full by NASA in the foreseeable future.

15.    Accumulated Other Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which arises from the interest rate swap. The following table outlines the components of other comprehensive (loss) income:

Accumulated other comprehensive income (loss)
Balance December 31, 2001	$—
Net change	(90,600)
Balance December 31, 2002	(90,600)
Net change	46,800
Balance December 31, 2003	(43,800)
Net change	43,800
Balance December 31, 2004	$—

16.    Benefit plans

Employee savings plan

The Company sponsors defined contribution savings plans under section 401(k) of the Internal Revenue Code. The Company’s contributions to the 401(k) plans are based upon a percentage of employee contributions. The Company’s discretionary contributions to the plan were $1,301,300, $1,108,200, and $1,067,200, for 2004, 2003, and 2002, respectively.

Employee stock purchase plan

In December 1997, shareholders approved the Analex Corporation 1997 Employee Stock Purchase Plan (the “Plan”). The number of shares currently reserved for issuance under the Plan is 650,000. The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. The Plan is non-compensatory as defined by APB 25. Under the terms of the Plan, individual employees may pay up to $14,000 for the purchase of the Company’s common shares, at 85% of the determined market price. During 2004, 2003, and 2002, employees paid approximately $317,800, $190,700, and $141,000, respectively, for the purchase of Common Stock under the Plan.

Collective Bargaining Agreement

The company has two collective bargaining agreements (“CBA”). The CBA with the International Brotherhood of Electrical Workers expires January 31, 2006, and covers 11 employees at John F. Kennedy Space Center, Florida, and Cape Canaveral Air Force Station, Florida. The CBA with the Teamsters and

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warehousemen Union covers 39 employees at Vandenberg Air Force Base and expires October 31, 2005. Both CBAs cover less than 10% of the Company’s total workforce.

17.    Stock option plan

In May 2002, shareholders approved the Analex Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”). The 2002 Stock Option Plan currently provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options to purchase an aggregate of up to 3,000,000 shares of Common Stock. The 2002 Stock Option Plan permits the grant of options to key employees, consultants and directors of the Company. The exercise price of the incentive stock options is required to be at least equal to 100% of the fair market value of the Company’s Common Stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company’s common stock on the date of grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% shareholder). The vesting for each option holder is set forth in the individual option agreements and is generally a three-year period. The 2002 Stock Option Plan honors all of the stock options outstanding under the Company’s 2000 and 1994 Stock Option Plans, as amended (the “Plan”). The Company has accelerated vesting of certain options for certain option holders when the price of the option is more than the fair market value.

Information with respect to incentive and non-qualified stock options issued under both plans are as follows:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	2,860,800	$1.88	2,456,100	$1.55	1,672,500	$1.20
Granted	920,000	3.82	809,500	2.51	813,100	2.20
Exercised	(122,700)	1.67	(274,500)	0.88	(21,200)	0.90
Expired	(75,900)	2.32	(130,300)	1.70	(8,300)	1.60

Outstanding at end of period	3,582,200	2.37	2,860,800	1.88	2,456,100	1.55
Options exercisable at end of period	2,814,000	$2.11	2,070,100	$1.69	1,485,100	$1.38
Weighted average fair value of options granted during the period	$3.82		$2.51		$1.58

The weighted average remaining contractual life of options outstanding at December 31, 2004 was 5.2 years. The range of exercise prices of options outstanding at December 31, 2004 was $0.50 to $4.49.

The following table summarizes information about the stock options outstanding at December 31, 2004:

	Outstanding		Weighted- Average Remaining Contractual Life (years)	Exercisable
	Number of Shares	Weighted- Average Exercise Price		Number of Shares	Weighted- Average Exercise Price
Exercise Price
$0.50 – 1.375	1,153,200	$1.32	2.27	1,153,225	$1.32
1.60 – 2.55	1,456,500	2.30	5.07	1,249,214	2.28
2.79 – 4.49	972,500	3.78	9.23	411,656	3.87

	3,582,200			2,814,095

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Warrants

The Company has issued warrants to certain parties to purchase its Common Stock in connection with certain debt and equity transactions. The range of exercise prices for warrants outstanding at December 31, 2004 was $0.02 to $4.32.

Information with respect to warrants issued is as follows:

	2004		2003		2002
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning of period	2,365,000		2,475,800		2,277,300
Granted	857,200	$4.32	2,009,700	$3.28	198,500	$0.02
Exercised	208,100	0.72	42,500	0.75
			429,000	0.72
			400,000	0.25
	114,800	0.02	114,800	0.02
Expired	—		—		—
Retired	—		1,134,200		—

Outstanding at end of period	2,899,300		2,365,000		2,475,800

19.    Fair value of financial instruments

Accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are carried at amounts that reasonably approximate their fair value. The estimated fair value of the Company’s variable rate debt approximates its carrying value of $6,590,100. It is not practicable to estimate the fair value of the Company’s notes payable to related parties due to their unique nature.

20.    Segment Reporting

The Company has one reportable segment consisting of two strategic business units: the Homeland Security Group and the Systems Engineering Group. Both the Homeland Security Group and the Systems Engineering Group provide engineering, information technology, and technical services to federal government agencies or major defense contractors. In prior reporting periods, ABS was reported as a reportable segment. ABS was disposed of on November 16, 2004. Therefore, the results of operations of this business are reported as discontinued operations for all periods presented herein (see note 21).

21.    Discontinued Operations

During the second quarter of 2004, the Company concluded that ABS, a wholly owned subsidiary of the Company, did not fit with the Company’s long-term plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004. Therefore, the results of operations of this business are reported as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. Proceeds from the sale of ABS were two non-recourse notes for $1 million. The Company reviewed the future viability of ABS and its underlying credit worthiness and determined a full reserve against the notes was necessary.

Operating results of the discontinued business are as follows:

	2004	2003	2002
Revenue	$1,994,400	$3,794,600	$6,803,100
Income from discontinued operations	13,400	25,200	365,200
Income tax expense	5,200	9,700	140,900
Income from discontinued operations, net of tax	$8,200	$15,500	$224,300

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax rates vary between discontinued operations and the Company’s effective tax rate due to the non-deductibility of certain non-cash amortization expenses for tax purposes.

The major classes of assets and liabilities for this discontinued business were as follows:

	2004	2003
Accounts receivable, net	$—	$651,300
Fixed assets, net	—	81,200

Total assets of business held for sale	$—	$732,500

Accounts payable	—	40,000
Other current liabilities	—	76,000

Total liabilities of business held for sale	$—	$116,000

22.     2005 Acquisition (Unaudited)

On March 22, 2005, the Company announced its intent to acquire ComGlobal Systems, Incorporated, a software engineering and information technology firm headquartered in San Diego, California for approximately $47 million in cash. ComGlobal Systems, Incorporated, an employee owned company, provides software engineering and information technology services primarily to federal government agencies and organizations. The Company anticipates financing the acquisition with a combination of senior bank debt and the Series B Preferred Stock facility approved by the stockholders at the Annual Stockholders’ Meeting in September 2004. The transaction is expected to be consummated within 30 days and is subject to the completion of due diligence, the execution of definitive agreements, the approval of the ComGlobal stockholders and other closing conditions.

23.    Major Customers

Gross revenue from contracts and subcontracts with U.S. government agencies amounted to $94,061,600, $61,874,300, and $51,228,600, in 2004, 2003, and 2002, respectively.

Revenue earned on sales to the Company’s major customers are as follows:

Year	Department of Defense	NASA
2004	$52,286,400	$41,775,200
2003	$26,402,300	$35,253,100
2002	$25,091,200	$26,137,400

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected quarterly information (Unaudited):

The following is a summary of the quarterly results of operations for the years 2004 and 2003:

	Quarters ended in 2004:
	March 31	June 30	September 30	December 31
Revenue	$16,631,700	$22,215,200	$27,852,000	$27,717,800
Cost of Revenue	14,051,400	17,357,200	22,477,600	22,026,900
Operating Income	627,100	2,028,200	2,042,300	1,608,300
Income (loss) from continuing operations	16,500	(100,600)	(5,040,900)	1,315,600
Income (loss) from discontinued operations	(28,500)	(50,700)	76,100	11,300
Loss on disposal of discontinued operations	—	(521,800)	214,700	(237,900)
Net Income (loss)	(12,000)	(673,100)	(4,750,100)	1,089,000
Dividends on convertible preferred stock	(225,000)	(225,000)	(254,600)	(408,900)
Accretion of convertible preferred stock	(937,500)	(939,100)	(937,600)	(935,800)
Net Income (loss) available to common shareholders	(1,174,500)	(1,837,200)	(5,942,300)	(255,700)
Net Income per share, basic	$(0.09)	$(0.13)	$(0.039)	$(0.02)
Shares used in per share calculation, basic	13,044,691	14,049,715	15,295,773	15,333,209
Net Income per share, diluted	$(0.09)	$(0.13)	$(0.39)	$(0.02)
Shares used in per share calculation, diluted	13,044,691	14,049,715	15,295,773	15,333,209

	Quarters ended in 2003:
	March 31	June 30	September 30	December 31
Revenue	$15,278,300	$15,425,200	$15,877,700	$15,745,500
Cost of Revenue	12,806,900	12,924,600	13,428,700	13,366,300
Operating Income	1,053,500	963,500	970,000	574,900
Income (loss) from continuing operations	673,500	629,000	634,000	794,400
Income (loss) from discontinued operations	61,800	45,200	53,000	(38,500)
Loss on disposal of discontinued operations	—	—	—	—
Net Income (loss)	735,300	674,200	581,000	755,900
Dividends on convertible preferred stock	—	—	—	(56,700)
Accretion of convertible preferred stock	—	—	—	(236,300)
Net Income (loss) available to common shareholders	735,300	674,200	581,000	462,900
Net Income per share, basic	$0.05	$0.05	$0.04	$0.03
Shares used in per share calculation, basic	14,445,356	14,577,663	14,971,765	14,747,777
Net Income per share, diluted	$0.04	$0.04	$0.03	$0.03
Shares used in per share calculation, diluted	17,565,684	17,169,313	17,811,841	17,319,623