Form 10-Q
period 2005-03-31
ANALEX CORP
filed 2005-04-27
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

As of April 26, 2005, 15,506,419 shares of the Common Stock of the registrant were outstanding.

ANALEX CORPORATION

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005 (unaudited)	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$588,500	$1,034,200
Accounts receivable, net	18,425,900	18,350,400
Prepaid expenses and other	3,681,300	4,037,800

Total current assets	22,695,700	23,422,400

Fixed assets, net	1,366,100	1,434,700
Contract rights and other intangible assets, net	5,873,000	6,363,500
Goodwill	43,167,800	43,175,200
Other assets	499,600	526,300

Total assets	$73,602,200	$74,922,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005 (unaudited)	December 31, 2004
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,265,900	$1,486,100
Note payable - line of credit	3,881,800	6,590,100
Notes payable - other	633,800	904,200
Deferred tax liability	927,400	927,400
Other current liabilities	10,128,800	8,919,500

Total current liabilities	16,837,700	18,827,300

Notes payable - other	231,600	329,600
Deferred tax liability	2,123,500	2,123,500
Series A convertible note	5,141,600	4,689,500

Total liabilities	24,334,400	25,969,900

Commitments and contingencies

Series A convertible preferred stock: 6,726,457 issued and outstanding at March 31, 2005 and December 31, 2004	4,923,800	3,986,300
Series B convertible preferred stock: 3,428,571 issued and outstanding at March 31, 2005 and December 31, 2004	12,000,000	12,000,000

Shareholders’ equity:

Common stock $.02 par; authorized 65,000,000 shares; issued and outstanding - March 31, 2005, 15,431,619 shares and December 31, 2004, 15,422,110 shares	308,600	308,400
Additional paid in capital	40,095,600	40,070,300
Warrants outstanding	6,803,300	6,803,300
Accumulated deficit	(14,863,500)	(14,216,100)

Total shareholders' equity	32,344,000	32,965,900

Total liabilities, convertible preferred stock and shareholders’ equity	$73,602,200	$74,922,100

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	March 31, 2005	March 31, 2004
	(unaudited)
Revenue	$28,438,200	$16,631,700

Operating costs and expenses:
Cost of revenue	23,625,900	14,051,400
Selling, general and administrative	2,277,900	1,804,000
Amortization of intangible assets	490,500	149,200

Total operating costs and expenses	26,394,300	16,004,600

Operating income	2,043,900	627,100

Interest income	2,300	15,800
Interest expense	(765,300)	(701,100)

Income from continuing operations before income taxes	1,280,900	(58,200)

Provision (benefit) for income taxes	614,800	(74,700)

Income (loss) from continuing operations	666,100	16,500

Loss from discontinued operations, net of income taxes	—	(28,600)

Gain on disposal of discontinued operations, net of income taxes	23,600	—

Net income (loss)	689,700	(12,100)

Dividends on convertible preferred stock	(399,500)	(225,000)
Accretion of convertible preferred stock	(937,500)	(937,500)

Net loss available to common shareholders	$(647,300)	$(1,174,600)

Net income (loss) available to common shareholders per share:
Continuing operations
Basic	$(0.04)	$(0.09)

Diluted	$(0.04)	$(0.09)

Discontinued operations
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net income (loss) available to common shareholders:
Basic	$(0.04)	$(0.09)

Diluted	$(0.04)	$(0.09)

Weighted average number of shares:
Basic	15,423,286	13,045,182

Diluted	15,423,286	13,045,182

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	March 31, 2005	March 31, 2004
Reconciliation of net income (loss) to cash provided by operating activities
Net Income (loss)	$689,700	$(12,100)
Net Income - from discontinued operations	23,600	(28,600)

Net Income - from continuing operations	666,100	16,500

Operating:
Depreciation	82,000	40,300
Amortization of other intangible assets	490,500	149,200
Amortization of debt discount	452,000	452,000
Amortization of deferred financing costs	43,100	30,900
Deferred income tax benefit	—	(76,800)
Changes in operating assets and liabilities
Accounts receivable	49,700	(3,249,400)
Prepaid expenses & other	231,300	96,100
Other assets	(16,400)	(1,600)
Accounts payable	(220,200)	472,900
Other current liabilities	1,097,000	717,400

Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:	2,209,000	(1,369,000)

Net cash provided by (used in) continued operating activities	2,875,100	(1,352,500)
Net cash provided by discontinued operating activities	23,600	93,000

Net cash provided by (used in) operating activities	2,898,700	(1,259,500)

Investing:
Purchase of fixed assets	(13,500)	(46,500)

Net cash (used in) investing activities	(13,500)	(46,500)

Financing:
Proceeds from borrowings on bank and other loans	—	—
Proceeds from stock options and warrants exercised	25,500	71,700
Payments on dividends on preferred stock	(279,800)	—
Payments on bank and other loans	(3,076,600)	(1,168,700)

Net cash (used in) financing activities	(3,330,900)	(1,097,000)

Net (decrease) in cash and cash equivalents	(445,700)	(2,403,000)

Cash and cash equivalents at beginning of period	1,034,200	14,177,500

Cash and cash equivalents at end of period	588,500	11,774,500

Supplemental disclosures of cash flow information:
Cash paid for (received):
Interest	282,000	294,100
Income taxes, net of refund	2,200	(661,000)

See Notes to Consolidated Financial Statements

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Business Groups

Analex Corporation (“Analex” or the “Company”) is a provider of mission-critical professional services to federal government clients. The Company specializes in providing information technology, systems engineering, security services and intelligence services in support of the U.S. Government. Analex focuses on developing innovative technical approaches for the intelligence community, analyzing and supporting defense systems, and designing, developing and testing aerospace systems. The Company provides its services through its two strategic business units: the Homeland Security Group, supporting intelligence systems; and the Systems Engineering Group, supporting the development of space-based systems, the operation of terrestrial assets, and the launch of unmanned rockets by NASA under the Company’s Expendable Launch Vehicle Integrated Support (“ELVIS”) contract.

The Homeland Security Group accounted for approximately 61.5% of the Company’s 2005 year-to-date revenue. This group provides engineering, scientific and information technology services and solutions to assist in the development, implementation and support of intelligence systems. Analex provides these services to the intelligence community, including the National Reconnaissance Office, the Missile Defense Agency, the National Security Agency, the Department of Defense, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman.

The Systems Engineering Group accounted for approximately 38.5% of the Company’s 2005 year-to-date revenue. This group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle engineering, space systems development, and ground support for space operations.

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

During the second quarter of 2004, the Company concluded that Advanced Biosystems, Inc. (ABS), a then wholly owned subsidiary of the Company, did not fit with the Company’s long-term strategic plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004 and has presented the results of operations of ABS as a discontinued operation for all periods.

2. Basis of Presentation

The interim consolidated financial statements for the Company are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) filed with the Securities and Exchange Commission on March 28, 2005.

3. Acquisition of Beta Analytics, Inc.

Analex acquired Beta Analytics, Incorporated (“BAI”) on May 28, 2004. Under the terms of a Stock Purchase Agreement, dated May 6, 2004, Analex acquired all of the issued and outstanding stock of BAI for approximately (i) $27.7 million in cash, and (ii) 1,832,460 unregistered shares of Analex Common Stock. The Common Stock was valued at $3.80, which was the closing price on the day prior to the announcement of the acquisition. Analex financed the cash portion of the consideration for the acquisition through its cash on hand, senior debt from Bank of America, N.A. and the Series B Senior Subordinated Notes (see note 9).

The total cost of the acquisition of BAI, which was valued at approximately $37.9 million, including the assumption of BAI’s debt of $1.7 million, was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with the excess recorded as goodwill. The Stock Purchase Agreement contains certain financial representations which will survive 24-months after the closing date. In addition, an escrow account containing $1 million cash and 523,560 shares of Analex Common Stock was established with proceeds of the sale to secure the indemnification obligations of the sellers of BAI, should a claim arise.

The unaudited pro forma financial information reflects the results of the Company for the three months ended March 31, 2004, as if BAI had been acquired on January 1, 2004. This combined result is not necessarily indicative of future operating results of the Company.

	Three Months Ended March 31, 2005	Pro Forma Three Months Ended March 31, 2004
Revenue	$28,438,200	$25,698,900
Income (loss) from continuing operations	666,100	481,000
Net income (loss)	689,700	452,400
Net loss available to common shareholders	(647,300)	(710,100)
Basic earnings per share available to common shareholders	$(0.04)	$(0.05)
Diluted earnings per share available to common shareholders	$(0.04)	$(0.05)

4. Debt

The Company has a credit agreement with Bank of America, N.A. (“the Credit Facility”). On May 28, 2004, in connection with the acquisition of BAI, the Credit Facility was amended and restated to provide a $20,000,000 revolving credit facility, and the remaining outstanding balance on the Company’s term loan of $1,750,000 was consolidated into the Credit Facility. The Credit Facility has a maturity date of May 31, 2007. On behalf of the Company, Bank of America may issue Letters of Credit secured by the Credit Facility. As of March 31, 2005, the Company has one Letter of Credit outstanding in the amount of $100,000. The interest rate on the Credit Facility is set at the LIBOR plus an applicable margin as specified in a pricing grid. As of March 31, 2005, the Credit Facility outstanding balance was $3,881,800, and the interest rate was 5.35%.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of March 31, 2005, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties other than ABS, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is secured by the accounts receivable and other assets of the Company.

In January 2002, the Company entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt was swapped into a fixed rate obligation at 4.25%. The purpose of the swap was to protect the Company from potential rising interest rates on debt with variable interest rate features. During periods of rising interest rates, the Company will benefit from the protection of the swap, during periods of declining interest rates the Company will incur additional interest expense due to the fixed interest rate component of the swap agreement. During the term of the swap agreement, comprehensive income or loss related to the swap agreement was recorded as a current liability with an offset to accumulated other comprehensive income(loss) which is a component of shareholders’ equity. The swap agreement matured on December 1, 2004. The Company’s comprehensive loss available to common shareholders for 2004 was $4,302,400, which included the net loss available to common shareholders of $4,346,200 and other comprehensive income of $43,800, arising from the interest rate swap.

The Company has outstanding a $10,000,000 Series A Convertible Note issued on December 9, 2003 in connection with the Pequot Transaction (see note 8).

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
	2005	2004
Income (loss) from continuing operations	$666,100	$16,500
Dividends on Series A convertible preferred stock	(221,900)	(225,000)
Dividends on Series B convertible preferred stock	(177,600)	—
Accretion of convertible preferred stock	(937,500)	(937,500)

Net income (loss) available to common shareholders from continuing operations	(670,900)	(1,146,000)
Income (loss) from discontinued operations, net of income taxes	23,600	(28,600)
Gain (loss) on disposal of discontinued operations, net of income taxes	—	—

Net income (loss) available to common shareholders	$(647,300)	$(1,174,600)

Weighted average shares outstanding	15,423,286	13,045,182
Warrants	—	—
Employee stock options	—	—

Diluted weighted average shares outstanding	15,432,286	13,045,182
Net income (loss) available to common shareholders per share:
Continuing operations:
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)

Discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Net income (loss) available to common shareholders:
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)

Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive. As of March 31, 2005, shares issuable upon conversion of such instruments are as follows:

Instrument	Common Shares Issuable Upon Conversion	Exercise Price	Proceeds From Conversion
Series A Preferred Stock	6,726,457	$ 2.23	$—
Series A Preferred Stock Warrants	664,341	$ 3.28	2,179,038
Series A Convertible Notes	3,321,707	$ 3.01	—
Series A Convertible Notes Warrants	1,345,291	$ 3.28	4,412,554
Series B Preferred Stock	4,285,714	$ 2.80	—
Series B Senior Subordinated Notes Warrants	857,143	$ 4.32	3,702,858
Warrants issued under 2000 financing agreement	32,500	$ 0.75	24,375
Options issued under Incentive Stock Option Plans	1,171,358	$0.50 - $1.99	1,548,336
Options issued under Incentive Stock Option Plans	1,323,413	$2.20 - $2.49	3,024,882
Options issued under Incentive Stock Option Plans	1,627,499	$2.54 - $4.49	5,884,455

Total	21,355,423		$20,776,498

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

	Three Months Ended March 31
	2005	2004
Net loss available to common shareholders, as reported	$(647,300)	$(1,174,600)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	499,000	98,900

Pro forma net income (loss) available to common shareholders	$(1,146,300)	$(1,273,500)
Earnings per share:
Basic as reported	$(0.04)	$(0.09)
Diluted as reported	(0.04)	(0.09)
Basic proforma	(0.07)	(0.10)
Diluted proforma	(0.07)	(0.10)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following assumptions were used for grants: dividend yield of 0%; expected volatility of 40 to 76%; expected life of the otion term of 5 years; and risk-free interest rate of 2.25% to 5.85%.

To avoid recognizing additional compensation expense following the adoption of SFAS No. 123(R) – Share-Based Payment, which will replace SFAS No. 123- Accounting for Stock-Based Compensation, the Company has accelerated vesting of certain options for certain option holders when the exercise price of the option is more than the fair market value. SFAS No. 123(R) will become effective January 1, 2006. The table below summarizes the accelerated vesting of options during the three months ended March 31, 2005.

Number of options	Exercise price	Original vesting date	Accelerated vesting date
100,000	$3.42	2/17/06	3/2/05
90,002	$3.80	4/8/06	1/26/05
25,000	$3.69	2/2/06	1/31/05
6,668	$3.90	3/1/06	1/19/05
1,667	$3.80	2/25/06	1/26/05

7. Concentration of Business

Almost all of the Company’s revenue is derived either directly from the U.S. government as prime contractor or indirectly as a subcontractor to other government prime contractors. Approximately 62% of the Company’s 2005 year-to-date revenue has been derived from various Department of Defense agencies. Approximately 38% of the Company’s 2005 year-to-date revenue has been derived, directly or indirectly, from NASA.

8. Preferred Stock and Convertible Notes

Series A Preferred Stock and Convertible Notes

In December 2003, the Company issued $15,000,000 of Series A Preferred Stock. The Series A Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for Series A Preferred Stock for the three months ended March 31, 2005 was $221,900, compared to $225,000 for the same period of the prior year.

Upon issuance of the Series A Preferred Stock, the Company allocated relative fair value of $3,857,600 to the Preferred Warrants and recorded a beneficial conversion charge of $11,142,400. These amounts are being recorded as accretion of Series A Preferred Stock over the period to the earliest redemption date, which is September 15, 2008. For the three months ended March 31, 2005 and 2004, the Company recorded $0.9 million and $0.9 million, respectively, of accretion related to these charges. The unamortized discount as of March 31, 2005 was $10.1 million.

Upon issuance of the Series A Convertible Notes, the Company allocated fair value of $1,905,300 to the Series A Note Warrants and recorded a beneficial conversion charge of $5,327,200. The discount created by these charges is being amortized to interest expense over the life of the Series A Convertible Notes. For the three months ended March 31, 2005 and 2004, the Company recognized $0.5 million and $0.5 million, respectively, of amortization of that discount. The unamortized discount as of March 31, 2005 was $5.2 million.

Series B Preferred Stock

In September 2004, the Company issued $12,000,000 of Series B Preferred Stock. The Series B Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for Series B Preferred Stock for the three months ended March 31, 2005 was $177,500.

Summary of Charges

The table below details the Series A and Series B Preferred Stock and associated accretion on a quarterly basis for 2005. For the three months ended March 31, 2004, only Series A was outstanding.

Preferred Stock	Face Value	Carrying Value At March 31, 2005	Remaining Amount to be Accreted	Quarterly Non - Cash Preferred Stock Accretion	Remaining Period of Amortization
Series A	$15,000,000	$4,923,800	$10,076,200	$937,500	2 3/4 Years
Series B	$12,000,000	$12,000,000	—	—	—

The table below details the convertible debt and remaining amortization expense that will be recognized in subsequent quarters as interest expense:

Series A Convertible Debt	Face Value	Carrying Value At March 31, 2005	Remaining Amount to be Amortized	Quarterly Expenses		Remaining Period of Amortization
				Cash	Non – Cash Interest Accretion
Series A Convertible Notes	$10,000,000	$5,141,600	$4,858,400	$172,600	$482,000	2 3/4 Years

9. Guarantees

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. As of March 31, 2005, the maximum amount payable under the terms of the guaranteed shares was $1,628,600. As the fair market value of the Company’s Common Stock was in excess of the guaranteed share prices as of March 31, 2005, no amounts were accrued under the guarantee.

10. Segment Reporting

The Company has one reportable segment consisting of two strategic business units: the Homeland Security Group and the Systems Engineering Group. Both Homeland Security Group and Systems Engineering Group provide engineering, information technology or technical services to federal government agencies or major defense contractors. BAI is reported as part of the Homeland Security Group. In prior reporting periods, ABS was reported as a reportable segment. Results for ABS are now reported as discontinued operations.

11. Discontinued Operations

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

The Company’s historical financial statements have been restated to reflect ABS as discontinued operations for the periods presented.

Operating results of the discontinued business are as follows:

	Three Months Ended March 31
	2005	2004
Revenue	$—	$478,400
Income (loss) from discontinued operations	38,400	(30,200)
Income tax expense (benefit)	14,800	(1,600)
Income (loss) from discontinued operations, net of tax	$23,600	$(28,600)

The income reflected in discontinued operations is recognition of payments made against the non-recourse notes that were fully reserved. Tax rates vary between discontinued operations and the Company’s effective tax rate due to the non-deductibility of certain non-cash amortization expenses for tax purposes.

12. Litigation and Claims

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. The Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July 2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and payment was received by the Company. Legal fees are expected to be approximately $290,000. Based on an opinion by counsel, the Company believes that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, a receivable in the amount of $984,000 has been recorded. However, on July 28, 2004, based upon discussions with the customer, the Company received from NASA a Notice of Intent to Disallow Costs. Notwithstanding the Notice of Intent to Disallow Costs, the Company continues to believe that the costs of the settlement will be reimbursed by NASA. Discussions with NASA are continuing. However, there can be no assurance that the Company will in fact be reimbursed in full by NASA in the foreseeable future.

13. Subsequent Event

On April 1, 2005, Analex acquired ComGlobal Systems, Incorporated, (“ComGlobal”) a software engineering and information technology firm primarily serving the federal government agencies and organizations. ComGlobal specializes in command, control communications, computers and intelligence (C4I) programs for the military, and its largest customer in the U.S. Navy’s Tomahawk Cruise Missile Program. The consideration for the acquisition consisted of $47 million in cash, $22 million of which was financed with senior bank debt from Bank of America and $25 million of which came from the sale of additional Series B Convertible Preferred Stock to GE Pension Trust, New York Like Capital Partners and Pequot Capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Analex specializes in providing information technology, systems engineering, security services and intelligence services in support of the U.S. Government. All of our sales are generated using written contractual arrangements. The contracts require us to deliver technical services to the intelligence community, analyze and support defense systems, design, develop and test aerospace systems according to the specifications provided by our customers.

On May 28, 2004, Analex acquired Beta Analytics, Inc. (“BAI”). BAI is reported as a part of the Homeland Security Group. BAI provides information and technology asset protection solutions, intelligence analysis, and security services to federal government and Department of Defense agencies. BAI’s services cover a range of life cycle protection and physical security services specifically in the areas of information protection, physical security, intelligence threat assessment and analysis, technology protection, security management and security education and training. We believe that our acquisition of BAI will yield additional significant yearly revenue and strong operating income, enhanced attractiveness to institutional investors and an enhanced ability to compete effectively within our industry.

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

Revenue generated from contracts to U.S. federal government agencies and their prime contractors represented 100% of our total net sales during the three months ended March 31, 2005 and 99.5% during the three months ended March 31, 2004. The Department of Defense accounted for approximately 62% and 43% of our revenue in the three months ended March 31, 2005 and 2004, respectively. NASA is our largest customer, generating 38% and 55% of our revenue for the three months ended March 31, 2005 and 2004, respectively. Approximately 14% of our revenue and 51% of our operating income for the three months ended March 31, 2005 came from one prime contract with an agency within the Department of Defense. Approximately 25% of our revenue for the three months ended March 31, 2005 came from one prime contract with NASA, which has a potential nine-year and three-month contract term if all options are exercised. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.

In the three months ended March 31, 2005, a majority of our revenue was generated as a prime contractor to the federal government. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with stronger client relationships. The following table shows our revenue as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended March 31
	2005	2004
Prime contract revenue	72%	59%
Subcontract revenue	28	41

Total revenue	100%	100%

We have one reportable segment, which is engaged in professional services related to information technology and systems engineering for the U.S. government, primarily NASA and the Department of Defense. This segment consists of two business groups: the Homeland Security Group and the Systems Engineering Group. The Homeland Security Group provides information technology services, systems integration, hardware and software engineering and independent quality assurance in support of the U.S. intelligence community and Department of Defense. With BAI included as a part of the Homeland Security Group, the latter also provides information and technology asset protection solutions, intelligence analysis, and security services to federal government and Department of Defense agencies. We expect that our Homeland Security Group will continue to benefit from the country’s shifting priorities and new emphasis on enhanced intelligence capabilities. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors. In previous reporting periods, ABS was disclosed as a separate segment.

Our services are provided under three types of contracts: cost-plus-fees, time-and-materials, and fixed price contracts.

•	Cost-plus-fees contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish a ceiling amount that the contractor may not exceed without the approval of the contracting officer. If our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. The majority of our cost-plus contracts contain provisions to limit recovery of excess costs.

•	Time-and-material contracts provide for acquiring services on the basis of direct labor hours at specified fixed hourly rates. Profit margins on time-and-materials contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to such contracts. We assume the risk that costs of performance may exceed the negotiated hourly rates.

•	Fixed price contracts provide for delivery of products or services for a price that is negotiated in advance on the basis of the contractor’s costs experiences. The price is not subject to any adjustment and that means we assume the financial risk of costs overruns. If the costs exceed the estimates, profit margins decrease and a loss may be realized on the contract.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended March 31
	2005	2004
Cost-plus-fees	29%	48%
Time-and-materials	40	37
Fixed price	31	15

Total	100%	100%

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

The Company’s backlog of orders, based on remaining contract value, believed to be firm as of March 31, 2005 was approximately $283 million. Funded backlog as of March 31, 2005 was approximately $77 million. Included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

All of our U.S. government contracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005

TO THE THREE MONTHS ENDED MARCH 31, 2004

	March 31, 2005		March 31, 2004
Revenue	$28,438,200	100%	$16,631,700	100%
Operating costs and expenses:

Cost of revenue	23,625,900	83.1	14,051,400	84.5

Selling, general and administrative	2,277,900	8.0	1,804,000	10.8
Amortization of other intangible assets	490,500	1.7	149,200	0.9

Total operating costs and expenses	26,394,300	92.8	16,004,600	96.2

Operating income	2,043,900	7.2	627,100	3.8

Interest expense	(763,000)	(2.7)	(685,300)	(4.1)

Provision for income taxes	614,800	2.2	(74,700)	(0.4)

Net income, from continuing operations	666,100	2.3	16,500	0.1
Income (loss) from discontinued operations, net of tax	23,600	0.1	(28,600)	(0.2)

Net income (loss) from continuing operations	689,700	2.4	(12,100)	(0.1)

Dividends on convertible preferred stock	(399,500)	(1.4)	(225,000)	(1.4)

Accretion of convertible preferred stock	(937,500)	(3.3)	(937,500)	(5.6)

Net income (loss) available to common shareholders	$(647,300)	(2.3)%	$(1,174,600)	(7.1)%

REVENUE AND PERCENT OF REVENUE BY GROUP

	Three Months Ended March 31
	2005		2004
Homeland Security Group	$17,477,700	61%	$7,221,400	43%
Systems Engineering Group	10,960,500	39%	9,410,000	57%

Total	$28,438,200	100%	$16,631,400	100%

PERCENTAGE REVENUE GROWTH QUARTER OVER QUARTER BY GROUP

2005 vs. 2004
Homeland Security Group	142%
Systems Engineering Group	16%
Total	71%

Revenue for the three months ended March 31, 2005 was $28.4 million, an increase of $11.8 million from the $16.6 million in revenue for the three months ended March 31, 2004. Revenue of the Homeland Security Group increased 142% or approximately $10.3 million. This increase was primarily due to the acquisition of BAI, which contributed $8.9 million in revenue. The remaining increase of $1.4 million represents a 18% growth of organic business from services provided to the intelligence community and related agencies. Revenue of the Systems Engineering Group increased 16%, or approximately $1.6 million, primarily due to a $1.8 million increase in revenue under the ELVIS contract, as compared to the first quarter of 2004. In addition, under the Glenn Engineering Support Services contract with NASA, revenues increased approximately $0.2 million as compared to the same period of 2004 due to additional tasking from the customer. These increases were offset by a reduction in revenue of $0.4 million due to the planned step-down in activities under the Microgravity Research Development and Operations subcontract providing services to NASA related to designing and building experiments to be run on the International Space Station.

Cost of revenue for the three months ended March 31, 2005 was $23.6 million, an increase of $9.6 million from the same period of the prior year. Cost of revenue for recently acquired BAI accounted for $7.3 million of the increase. Growth in services provided to the customers of the Homeland Security Group and the Systems Engineering Group as noted in the preceding paragraph, accounted for $0.9 million and $1.3 million of the increase, respectively. Cost of revenue as a percentage of revenue was approximately 83.1% for the quarter ended March 31, 2005 and 84.5% for the same period of the prior year.

Selling, general and administrative (“SG&A”) expenses totaled $2.3 million for the three months ended March 31, 2005 compared with $1.8 million for the same period of the prior year. This 26% increase reflects costs to accommodate the increased demands from Sarbanes Oxley 404 and discretionary spending on sales and marketing. SG&A as a percentage of revenue was 8.0% for the quarter ended March 31, 2005 compared with 10.9% for the same period of the prior year.

Operating income for the three months ended March 31, 2005 was $2.0 million, compared to operating income of $0.6 million for the period ended March 31, 2004. Operating margin for the three months ended March 31, 2005 improved to 7.2% from 3.8% in the same period of the prior year. The growth in operating income was equally attributable to the acquisition of BAI and organic growth.

Interest expense totaled $0.8 million for the quarter ended March 31, 2005, compared with $0.7 million for the same period in the prior year. This increase is due to additional working capital needs funded by the Company’s credit facility.

The income tax expense for the three months ended March 31, 2005 was $0.6 million, compared with a $0.07 million tax benefit for the same period in the prior year. The Company expects to experience a tax provision for calendar year 2005 due to certain amortization costs related to the Series A Financing, which are not deductible for tax purposes.

In the quarter ended March 31, 2005, the Company recorded net loss of approximately $0.7 million and EBITDA, as defined below, of $2.6 million, after add-backs for interest of $0.8 million, depreciation of $0.1 million, amortization of $0.5 million, and income tax expense of $0.6 million. EBITDA as a percent of revenue was 9.2% for the quarter ended March 31, 2005, compared to 4.9% for the quarter ended March 31, 2004.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company experienced net loss for the three months ended March 31, 2005 of $0.6 million compared to a net loss of $1.2 million for the first quarter of 2004. The majority of the gain is a reflection of the 7.2% operating margin in 2005 compared to a 3.8% margin in 2004. This gain was offset by $0.2 million of dividends paid on the Series B Preferred Stock issued in the third quarter of 2004. Borrowing availability under the Company’s Credit Facility continues to be sufficient to fund normal operations.

The table below details the Series A and Series B Preferred Stock and the associated dividends and accretion.

Preferred Stock	Face Value	Carrying Value At March 31, 2005	Remaining Amount to be Accreted	Quarterly Dividends and Accretion		Remaining Period of Amortization
				Cash	Non - Cash Preferred Stock Accretion
Series A	$15,000,000	$4,923,800	$10,076,200	$225,000	$937,500	2 3/4 Years
Series B	$12,000,000	$12,000,000	—	$177,500	—	—

The table below details the convertible debt and remaining amortization expense that will be recognized in subsequent quarters as interest expense.

Series A Convertible Debt	Face Value	Carrying Value At March 31, 2005	Remaining Amount to be Amortized	Quarterly Expenses		Remaining Period of Amortization
				Cash	Non – Cash Interest Accretion
Series A Convertible Notes	$10,000,000	$5,141,600	$4,858,400	$172,600	$482,000	2 3/4 Years

For the three months ended March 31, 2005, net loss available to common shareholders of $0.6 million included $ 0.03 million of non-cash amortization, $0.5 million of non-cash interest accretion, and $0.9 million of non-cash preferred stock accretion. Available borrowing capacity on the Company’s Credit Facility amounted to $11.3 million. An uncommitted annual guidance facility not to exceed an additional $20,000,000 is available to fund future acquisitions upon application by the Company and approval by Bank of America. Although the guidance facility matured on December 31, 2004, the Company renewed the facility upon closing the acquisition of ComGlobal Systems, Incorporated.

Net cash provided by operating activities was $2.9 million for the three months ended March 31, 2005, compared to net cash used of $1.3 million for the same period of the prior year. Working capital at March 31, 2005 was $5.9 million compared to $4.6 million as of December 31, 2004. This increase of $1.3 million is primarily due to increased billings and collections activity resulting in payments against the Credit facility. Net cash used in investing activities during the three months ended March 31, 2005 was $0.01 million compared to $0.05 million for the same period of the prior year. Net cash used in investing activities during three months ended March 31, 2005 and 2004 was primarily for the purchase of fixed assets.

The Company has a credit agreement with Bank of America, N.A. (the “Credit Facility”). On May 28, 2004, in connection with the acquisition of BAI, the Credit Facility was amended and restated to provide a $20,000,000 revolving credit facility, and the remaining outstanding balance on the Company’s term loan of $1,750,000 was consolidated into the Credit Facility. An uncommitted annual guidance facility not to exceed an additional $20,000,000 is available to fund future acquisitions upon application by the Company and approval by Bank of America. The Credit Facility has an annual renewal occurring April 30 of each year. Interest on the Credit Facility is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of March 31, 2005, the Credit Facility outstanding balance was $3,881,800. The interest rate at March 31, 2005 was 5.35% for the Credit Facility.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of March 31, 2005, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties other than ABS, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is secured by the accounts receivable and other assets of the Company.

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. As of March 31, 2005, the maximum amount payable under the terms of the guaranteed shares was $1,628,600. As the fair market value of the Company’s Common Stock was in excess of the guaranteed share prices as of March 31, 2005, no amounts were accrued under the guarantee.

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling $772,600 with a five-year term, bearing interest at 6%. As of March 31, 2005 the outstanding balance of the promissory notes was $297,000. The Company also entered into non-competition agreements with former employees totaling $352,000, on a discounted basis, payable over various periods with a current balance of $72,400 at March 31, 2005.

Forward-Looking Statements

Certain matters contained in this discussion and analysis concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in growing our business through acquisitions or otherwise, the realization of sales from backlog, and the sufficiency of capital to meet our working capital needs, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we may not be able to predict accurately or control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, and as a result of many factors, including but not limited to the following:

•	our dependence on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and NASA;

•	our dependence on two material contracts, each of which account for a significant percentage of our revenue and operating income for the three months ended March 31, 2005;

•	the business risks peculiar to the defense industry including changing priorities or reductions in the U.S. Government defense budget;

•	our ability to accurately estimate our backlog;

•	our ability to maintain strong relationships with other contractors;

•	our ability to recruit and retain qualified skilled employees who have the required security clearance;

•	economic conditions, competitive environment, and timing of awards and contracts;

•	our ability to identify future acquisition candidates and to integrate acquired operations;

•	our ability to raise additional capital to fund acquisitions; and

•	our substantial debt and the restrictions imposed on us by certain debt agreements.

•	our ability to control indirect costs, particularly costs related to funding our self-insured health plan.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2005, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, also supervised and participated in an evaluation of any changes in internal controls over financial reporting that occurred during the last fiscal quarter. That evaluation did not identify any significant changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. The Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July 2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and payment was received by the Company. Legal fees are expected to be approximately $290,000. Based on an opinion by counsel, the Company believes that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, a receivable in the amount of $984,000 has been booked. However, on July 28, 2004, based upon discussions with the customer, the Company received from NASA a Notice of Intent to Disallow Costs. Notwithstanding the Notice of Intent to Disallow Costs, the Company continues to believe that the costs of the settlement will be reimbursed by NASA. Discussions with NASA are continuing. However, there can be no assurance that the Company will in fact be reimbursed in full by NASA in the foreseeable future.

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

A Current Report on Form 8-K dated February 15, 2005 and filed with the Securities and Exchange Commission on February 17, 2005 reported that Mr. Joseph Keith Kellogg, Jr. has resigned from the Board of Directors.

A Current Report on Form 8-K dated February 23, 2005 and filed with the Securities and Exchange Commission on February 24, 2005 reported that the Company announced it’s financial results for the Fiscal Year ended December 31, 2004.

A Current Report on Form 8-K dated March 11, 2005 and filed with the Securities and Exchange Commission on March 11, 2005 reported that Mr. Peter C. Belford, Sr. has resigned from the Board of Directors.

A Current Report on Form 8-K dated March 15, 2005 and filed with the Securities and Exchange Commission on March 21, 2005 reported that Mr. Stephen Dolbey resigned from his position as Vice President of the Company.

A Current Report on Form 8-K dated March 22, 2005 and filed with the Securities and Exchange Commission on March 22, 2005 reported that the Company entered into a non-binding letter of intent to acquire ComGlobal Systems, Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: April, 27, 2005

Analex Corporation
(Registrant)

By:	/S/ Sterling E. Phillips, Jr.	By:	/S/ Judith N. Huntzinger
	Sterling E. Phillips, Jr.		Judith N. Huntzinger
	Chairman and Chief Executive Officer		Interim Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)