Form 10-Q
period 2005-06-30
ANALEX CORP
filed 2005-08-02
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-5404

ANALEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0869563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5904 Richmond Highway Suite 300 Alexandria, Virginia	22303
(Address of principal executive offices)	(Zip Code)

(703) 329-9400

Registrant’s telephone number including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Title of Class	Number of shares outstanding on July 29, 2005
Common Stock, $0.02 par value per share	16,046,625

ANALEX CORPORATION

Part 1. Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2005 and December 31, 2004

Unaudited

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$3,097,200	$1,034,200
Accounts receivable, net	24,061,700	18,350,400
Deferred tax asset	457,700	—
Prepaid expenses and other	4,143,100	4,037,800
Raw material inventory	400,300	—

Total current assets	32,160,000	23,422,400
Fixed assets, net	2,402,700	1,434,700
Goodwill	78,027,500	43,175,200
Contract rights and other intangible assets, net	12,326,200	6,363,500
Other assets	716,000	526,300

Total assets	$125,632,400	$74,922,100

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$957,400	$1,486,100
Notes payable – line of credit	21,590,800	6,590,100
Notes payable – other	538,100	904,200
Deferred tax liability	1,633,800	927,400
Other current liabilities	15,260,000	8,919,500

Total current liabilities	39,980,100	18,827,300

Notes payable – other	137,300	329,600
Deferred tax liability	4,400,500	2,123,500
Deferred rent	42,300	—
Series A convertible note	5,593,600	4,689,500

Total liabilities	50,153,800	25,969,900

Commitments and contingencies	—	—
Series A Convertible Preferred Stock; 6,726,457 shares issued and outstanding at June 30, 2005 and December 31, 2004	5,861,300	3,986,300
Series B-1 Convertible Preferred Stock; 3,428,571 shares issued and outstanding at June 30, 2005 and December 31, 2004	12,000,000	12,000,000
Series B-2 Convertible Preferred Stock; 7,142,856 shares issued and outstanding at June 30, 2005; 0 shares issued and outstanding at December 31, 2004	15,234,500	—
Shareholders’ equity
Common stock; $0.02 par; authorized 65,000,000 shares; issued and outstanding June 30, 2005, 16,046,625 shares and December 31, 2004, 15,421,619 shares	320,900	308,400
Additional paid-in capital	49,578,400	40,070,300
Warrants outstanding	9,228,300	6,803,300
Accumulated deficit	(16,744,800)	(14,216,100)

Total shareholders’ equity	42,382,800	32,965,900

Total liabilities, convertible preferred stock and shareholders’ equity	$125,632,400	$74,922,100

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2005 and 2004

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$38,148,600	$22,215,200	$66,586,800	$38,846,600
Operating costs and expenses
Cost of revenue	30,975,300	17,357,200	54,687,900	31,408,600
Selling, general and administrative	3,418,500	2,552,500	5,609,700	4,353,900
Amortization of intangible assets	989,100	277,300	1,479,600	426,500

Total operating costs and expenses	35,382,900	20,187,000	61,777,200	36,189,000

Operating income	2,765,700	2,028,200	4,809,600	2,657,600

Other income (expense)
Interest income	2,500	29,600	4,800	42,900
Interest expense	(998,700)	(1,698,900)	(1,764,100)	(2,400,000)

Income from continuing operations before income taxes	1,769,500	358,900	3,050,300	300,500
Provision for income taxes	1,286,800	459,500	1,901,600	384,700

Income (loss) from continuing operations	482,700	(100,600)	1,148,700	(84,200)
Income (loss) from discontinued operations, net of income taxes	6,700	(50,700)	30,300	(79,200)
Loss on disposal of discontinued operations, net of income taxes	—	(521,800)	—	(521,800)

Net income (loss)	489,400	(673,100)	1,179,000	(685,200)

Dividends on convertible preferred stock	(781,900)	(225,000)	(1,181,300)	(450,000)
Accretion of convertible preferred stock	(1,588,800)	(939,100)	(2,526,300)	(1,876,600)

Net loss available to common shareholders	$(1,881,300)	$(1,837,200)	$(2,528,600)	$(3,011,800)

Net loss available to common shareholders per share:
Continuing operations
Basic	$(0.12)	$(0.09)	$(0.16)	$(0.18)

Diluted	$(0.12)	$(0.09)	$(0.16)	$(0.18)

Discontinued operations
Basic	$0.00	$(0.04)	$0.00	$(0.04)

Diluted	$0.00	$(0.04)	$0.00	$(0.04)

Net loss available to common shareholders:
Basic	$(0.12)	$(0.13)	$(0.16)	$(0.22)

Diluted	$(0.12)	$(0.13)	$(0.16)	$(0.22)

Weighted average number of shares:
Basic	15,821,971	14,049,715	15,623,730	13,547,203

Diluted	15,821,971	14,049,715	15,623,730	13,547,203

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

Unaudited

	June 30, 2005	June 30, 2004
Reconciliation of net income (loss) to cash provided by (used in) operating activities
Net income (loss)	$1,179,000	$(685,200)
Net income (loss) from discontinued operations	30,300	(79,200)

Net income (loss) from continuing operations	1,148,700	(606,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	276,400	96,300
Amortization of intangible assets	1,479,600	426,500
Amortization of debt discounts	904,000	—
Amortization of deferred financing costs	90,700	1,762,400
Loss on disposal of discontinued operations	—	521,800
Deferred tax benefit	—	(556,100)
Changes in operating assets and liabilities
Accounts receivable	2,761,600	(5,101,100)
Prepaid expenses and other	1,956,800	962,600
Inventory	58,700	—
Other assets	(1,164,500)	(168,900)
Accounts payable	(760,100)	(88,100)
Other current liabilities	1,488,300	1,956,000
Other long-term liabilities	1,100	(10,200)

Net cash provided by (used in) continued operating activities	8,241,300	(804,800)
Net cash provided by (used in) discontinued operating activities	30,300	(295,900)

Net cash provided by (used in) operating activities	8,271,600	(1,100,700)

Cash flows from investing activities
Purchase of fixed assets	(218,400)	(144,600)
Cash paid for BAI, net of cash acquired	—	(27,049,200)
Cash paid for ComGlobal, net of cash acquired	(45,391,500)	—

Net cash used in investing activities	(45,609,900)	(27,193,800)

Cash flows from financing activities
Proceeds from net borrowings on bank and other loans	14,442,300	3,411,400
Proceeds from stock sale of common stock	945,000	—
Proceeds from stock options and warrants exercised	422,000	305,800
Proceeds from employee stock purchase plan	196,300	126,700
Proceeds from issuance of Series B-1 Senior Subordinated Notes and Warrants	—	12,000,000
Proceeds from issuance of Series B-2 Preferred Stock and Warrants	24,965,400	—
Payments of dividends on preferred stock	(1,569,700)	(450,000)

Net cash provided by financing activities	39,401,300	15,393,900

Net increase (decrease) in cash and cash equivalents	2,063,000	(12,900,600)
Cash and cash equivalents at beginning of period	1,034,200	14,177,500

Cash and cash equivalents at end of period	$3,097,200	$1,276,900

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. Business Groups

Analex Corporation (“Analex” or the “Company”) is a provider of mission-critical professional services to federal government clients. The Company specializes in providing information technology, systems engineering, security services and intelligence support services in support of the U.S. Government. Analex focuses on developing innovative technical approaches for the intelligence community, analyzing and supporting defense systems, and designing, developing and testing aerospace systems. The Company provides its services through its two strategic business units: the Homeland Security Group, supporting intelligence systems; and the Systems Engineering Group, supporting the development of space-based systems, the operation of terrestrial assets, and the launch of unmanned rockets by NASA under the Company’s Expendable Launch Vehicle Integrated Support (“ELVIS”) contract.

The Homeland Security Group accounted for approximately 67% of the Company’s 2005 year-to-date revenue. This group provides engineering, scientific, security, intelligence support and information technology services and solutions to assist in the development, implementation and support of intelligence systems. Analex provides these services to the intelligence community, including the National Reconnaissance Office, the Missile Defense Agency, the National Security Agency, the Department of Defense, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman.

The Systems Engineering Group accounted for approximately 33% of the Company’s 2005 year-to-date revenue. This group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle engineering, space systems development, and ground support for space operations.

On April 1, 2005, Analex acquired ComGlobal Systems, Incorporated (“ComGlobal”). ComGlobal is reported as a part of the Homeland Security Group. ComGlobal specializes in command, control, communications, computers and intelligence (C4I) programs for the military, and its largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program.

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

During the second quarter of 2004, the Company concluded that Advanced Biosystems, Inc. (ABS), a then wholly owned subsidiary of the Company, did not fit with the Company’s long-term strategic plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004 and has presented the results of operations of ABS as a discontinued operation for all periods presented herein.

2. Basis of Presentation

The interim consolidated financial statements for the Company are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) filed with the Securities and Exchange Commission on March 28, 2005. Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

3. Acquisition of ComGlobal Systems, Incorporated

Analex acquired ComGlobal on April 1, 2005. Under the terms of an Agreement and Plan of Merger dated April 1, 2005, by and among Analex, Alpha-N Acquisition Corp., a wholly-owned subsidiary of Analex (“Merger Sub”), ComGlobal and certain designated ComGlobal stockholder representatives, Analex acquired ComGlobal by merging the Merger Sub with and into ComGlobal, with ComGlobal as the surviving corporation (the “Merger”). As a result of the Merger, ComGlobal has become a wholly owned subsidiary of Analex.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

ComGlobal is a software engineering and information technology firm primarily serving federal government agencies and organizations. ComGlobal specializes in command, control, communications, computers and intelligence (C4I) programs for the Military. Its largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. ComGlobal has offices in California, Mississippi, Nevada and Virginia.

The financial consideration for the acquisition of the ComGlobal business was $47 million in cash, with no assumption of debt. Analex funded the transaction with a combination of senior debt from Bank of America, N.A. in the amount of $22 million and through an issuance of additional Series B Convertible Preferred Stock (“Series B-2”) in the amount of $25 million (see Note 10).

The acquisition of ComGlobal was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is first allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. The Agreement and Plan of Merger contains certain financial representations, which will survive after the closing date.

ComGlobal’s results of operations are included as part of Analex’s unaudited Consolidated Statement of Operations for the three months ended June 30, 2005, reported herein. The following table provides the unaudited pro forma results of the Company for the three and six months ended June 30, 2004 as if ComGlobal had been acquired on January 1, 2004 and also for the six months ended June 30, 2005, as if ComGlobal had been acquired on January 1, 2005. These combined result are not necessarily indicative of future operating results of the Company.

	Pro Forma Three Months Ended June 30, 2004	Pro Forma Six Months Ended June 30, 2004	Three Months Ended June 30, 2005	Pro Forma Six Months Ended June 30, 2005
Revenue	$33,396,900	$59,794,000	$38,148,600	$76,297,200
Income from continuing operations	1,215,200	1,337,600	482,700	642,100
Net (loss) income	(364,400)	(487,800)	489,400	672,400
Net loss available to common shareholders	(2,624,000)	(5,005,400)	(1,881,300)	(4,130,800)
Basic earnings per share available to common shareholders	$(0.19)	$(0.37)	$(0.12)	$(0.26)

Diluted earnings per share available to common shareholders	$(0.19)	$(0.37)	$(0.12)	$(0.26)

4. Acquisition of Beta Analytics, Inc.

Analex acquired BAI on May 28, 2004. Under the terms of a Stock Purchase Agreement, dated May 6, 2004, Analex acquired all of the issued and outstanding stock of BAI for approximately (i) $27.7 million in cash, and (ii) 1,832,460 unregistered shares of Analex Common Stock. The Common Stock was valued at $3.80, which was the closing price on the day prior to the announcement of the acquisition. Analex financed the cash portion of the consideration for the acquisition through its cash on hand, senior debt from Bank of America, N.A. and the Series B Senior Subordinated Notes (see Note 10).

The total cost of the acquisition of BAI, which was valued at approximately $37.9 million, including the assumption of BAI’s debt of $1.7 million, was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is first allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. The Stock Purchase Agreement contains certain financial representations, which will survive after the closing date.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

5. Goodwill, Contract Rights And Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment. The Company has have elected to perform this review annually during the third quarter each calendar year. The Company has recorded goodwill of $78.0 million and $43.2 million as of June 30, 2005 and 2004. There were no events or conditions existing through the six months ended June 30, 2005 that would result in an impairment of goodwill.

Identifiable intangible assets, which have finite useful lives, consist of customer rights and non-compete agreements. The following table provides the details of the net carrying amounts of these intangible assets as of:

	June 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Contract rights	$14,346,300	$(2,486,100)	$11,860,200	$7,082,300	$(1,184,100)	$5,898,200
Non-compete agreements	1,105,500	(639,500)	466,000	1,495,500	(1,030,200)	465,300

Total amortizable intangible assets	$15,451,800	$(3,125,600)	$12,326,200	$8,577,800	$(2,214,300)	$6,363,500

The gross carrying values of customer rights and non-compete agreements increased by $7.3 million and $0.2 million, respectively, from December 31, 2004 to June 30, 2005 due to the acquisition of ComGlobal on April 1, 2005.

The following table provides the estimated amortization expense for each of the next five years ending December 31 based on the carrying amount of amortizable intangible assets existing as of June 30, 2005:

Year	Estimated Amortization Expense
2005	$1,865,500
2006	3,448,000
2007	2,660,200
2008	2,004,200
2009	785,000

6. Debt

The Company has a credit agreement with Bank of America, N.A. (“the Credit Facility”). On May 28, 2004, in connection with the acquisition of BAI, the Credit Facility was amended and restated to provide a $20 million revolving credit facility, and the remaining outstanding balance on the Company’s term loan of $1.7 million was consolidated into the Credit Facility. On April 1, 2005, in connection with the acquisition of ComGlobal, the Credit Facility was further amended and restated to increase the amount available under the Credit Facility from $20.0 million to $40.0 million. As of June 30, 2005, the outstanding balance of the Credit Facility was $21.6 million and the interest rate was 5.83%. The Credit Facility has a maturity date of May 31, 2007.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of June 30, 2005, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties other than ABS, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B-1 and B-2 Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is secured by the accounts receivable and other assets of the Company.

In January 2002, the Company entered into an interest-rate swap agreement with Bank of America whereby its obligation to pay floating-rate LIBOR on debt was swapped into a fixed rate obligation at 4.25%. The purpose of the swap was to protect the Company from potential rising interest rates on debt with variable interest rate features. During periods of rising interest rates, the Company will benefit from the protection of the swap, during periods of declining interest rates the Company will incur additional interest expense due to the fixed interest rate component of the swap agreement. During the term of the swap agreement, comprehensive income or loss related to the swap agreement was recorded as a current liability with an offset to accumulated other comprehensive income (loss), which is a component of shareholders’ equity. The swap agreement matured on December 1, 2004.

The Company’s comprehensive loss available to common shareholders for the three months ended June 30, 2004 was $1,822,000 which includes the net loss available to common shareholders of $1,837,200 and other comprehensive income of $15,200

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

arising from the interest rate swap. The Company’s comprehensive loss for the six months ended June 30, 2004 was $2,985,700, which includes the net loss available to common shareholders of $3,011,800 and other comprehensive income of $26,100 arising from the interest rate swap.

The Company also has outstanding a $10.0 million Series A Convertible Note issued on December 9, 2003 (see Note 10).

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income (loss) from continuing operations	$482,700	$(100,600)	$1,148,700	$(84,200)

Dividends on convertible preferred stock	(781,900)	(225,000)	(1,181,300)	(450,000)
Accretion of convertible preferred stock	(1,588,800)	(939,100)	(2,526,300)	(1,876,600)

Net loss from continuing operations	(1,888,000)	$(1,264,700)	(2,558,900)	$(2,410,800)
Income (loss) from discontinued operations, net of income taxes	6,700	(50,700)	30,300	(79,200)

Loss on disposal of discontinued operations, net of income taxes	—	(521,800)	—	(521,800)

Net loss available to common shareholders	$(1,881,300)	$(1,837,200)	$(2,528,600)	$(3,011,800)

Weighted average shares outstanding	15,821,971	14,049,715	15,623,730	13,547,203
Warrants	—	—	—	—
Employee stock options	—	—	—	—

Diluted weighted average shares outstanding	15,821,971	14,049,715	15,623,730	13,547,203

Net loss available to common shareholders per share
Continuing operations
Basic	$(0.12)	$(0.09)	$(0.16)	$(0.18)

Diluted	$(0.12)	$(0.09)	$(0.16)	$(0.18)

Discontinued operations
Basic	$0.00	$(0.04)	$0.00	$(0.04)

Diluted	$0.00	$(0.04)	$0.00	$(0.04)

Net loss available to common shareholders
Basic	$(0.12)	$(0.13)	$(0.16)	$(0.22)

Diluted	$(0.12)	$(0.13)	$(0.16)	$(0.22)

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Shares issuable upon the exercise of stock options or warrants or upon conversion of debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive. As of June 30, 2005, shares issuable upon conversion of such instruments are as follows:

Instrument	Common shares issuable upon conversion	Exercise price	Proceeds from conversion
Series A Convertible Preferred Stock	6,726,457	$2.23	$—
Series A Convertible Note Warrants	664,341	$3.28	2,179,038
Series A Convertible Notes	3,321,707	$3.01	—
Series A Common Stock Warrants	1,345,291	$3.28	4,412,554
Series B-1 Convertible Preferred Stock	4,285,714	$2.80	—
Series B-1 Common Stock Warrants	857,142	$4.32	3,702,853
Series B-2 Convertible Preferred Stock	8,928,569	$2.80	—
Series B-2 Common Stock Warrants	1,785,713	$4.29	7,660,709
Warrants issued under 2000 financing agreement	32,500	$0.75	24,375
Options issued under Incentive Stock Option Plans	996,358	$ 0.50 - $1.99	1,327,836
Options issued under Incentive Stock Option Plans	1,248,413	$ 2.20 - $2.49	2,848,882
Options issued under Incentive Stock Option Plans	1,609,166	$ 2.54 - $4.49	5,815,406

Total	31,801,371		$27,971,653

8. Stock-based compensation

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net loss available to common shareholders, as reported	$(1,881,300)	$(1,837,200)	$(2,528,600)	$(3,011,800)
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	125,000	244,300	624,000	343,200

Pro forma net loss available to common shareholders	$(2,006,300)	$(2,081,500)	$(3,152,600)	$(3,355,000)

Earnings per share:
Basic, as reported	$(0.12)	$(0.13)	$(0.16)	$(0.22)

Diluted, as reported	$(0.12)	(0.13)	$(0.16)	(0.22)

Basic, pro forma	$(0.13)	(0.15)	$(0.20)	(0.25)

Diluted, pro forma	$(0.13)	(0.15)	$(0.20)	(0.25)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following assumptions were used for grants: dividend yield of 0%; expected volatility of 40 to 76%; expected life of the option term of 5 years; and risk-free interest rate of 2.25% to 5.85%.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R)—Share-Based Payment, which replaces SFAS No. 123—Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25—Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The company plans on adopting the provisions of SFAS No. 123(R) during the first quarter of 2006. The approach towards adoption of the new pronouncement is still under consideration and the effects of adoption have yet to be determined.

To avoid recognizing additional compensation expense following the adoption of SFAS No. 123(R) the Company has accelerated vesting of certain options for certain option holders when the exercise price of the option is more than the fair market value. SFAS The table below summarizes the accelerated vesting of options during the six months ended June 30, 2005.

Number of options	Exercise price	Original vesting date	Accelerated vesting date
100,000	$3.42	02/17/06	03/02/05
90,002	$3.80	04/08/06	01/26/05
25,000	$3.69	02/02/06	01/31/05
6,668	$3.90	03/01/06	01/19/05
1,667	$3.80	02/25/06	01/26/05

9. Concentration of Business

Almost all of the Company’s revenue is derived either directly from the U.S. government as prime contractor or indirectly as a subcontractor to other government prime contractors. Approximately 67% of the Company’s 2005 year-to-date revenue has been derived from various Department of Defense and intelligence agencies. Approximately 33% of the Company’s 2005 year-to-date revenue has been derived, directly or indirectly, from NASA.

10. Convertible Preferred Stock and Convertible Notes

Series A Convertible Preferred Stock and Convertible Notes

In December 2003, the Company issued 6,726,457 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) for $15.0 million. The Series A Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for Series A Preferred Stock for three and six months ended June 30, 2005 and 2004 was $0.2 million and $0.4 million, respectively.

Upon issuance of the Series A Preferred Stock, the Company allocated relative fair value of approximately $3.8 million to the Common Stock Warrants and recorded a beneficial conversion charge of approximately $11.1 million. These amounts are being recorded as accretion of Series A Preferred Stock over the period to the earliest redemption date, which is September 15, 2008. For the three and six months ended June 30, 2005 and 2004, the Company recorded $0.9 million and $1.9 million, respectively, of accretion related to these charges. The unamortized discount as of June 30, 2005 was $9.1 million.

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

In December of 2003, the Company also issued, in aggregate, $10,000,000 principle amount of Series A Secured Subordinated Convertible Promissory Notes (the “Series A Convertible Notes”).

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Upon issuance of the Series A Convertible Notes, the Company allocated fair value of approximately $1.9 million to the Series A Note Warrants and recorded a beneficial conversion charge of approximately $5.3 million. The discount created by these charges is being amortized to interest expense over the life of the Series A Convertible Notes. For the three and six months ended June 30, 2005 and 2004, the Company recognized $0.5 million and $0.9 million of amortization of that discount. The unamortized discount as of June 30, 2005 was $4.4 million.

Series B-1 and B-2 Convertible Preferred Stock

In May 2004, the Company issued and sold convertible secured senior subordinated promissory notes (“Series B-1 Notes”) in the aggregate amount of $12 million. Subsequently, in September 2004, the Series B Notes were converted into 3,428,571 shares of Series B Convertible Preferred Stock (“Series B-1 Preferred Stock”).

The Series B-1 Preferred Stock is convertible into Common Stock at any time at the election of its holders at a per share conversion price of $2.80 (the “Series B-1 Conversion Price”). The Series B-1 Preferred Stock will automatically convert into Common Stock if, any time following 18 months after, (i) the average closing price of the Common Stock over the immediately preceding 20 consecutive trading day period exceeds 2.5 times the Series B-1 Original Issue Price of $3.50 (as adjusted for certain dilutive equity issuances and for stock splits, stock dividends and similar events related to the Series B-1 Preferred Stock); or (ii) with respect to any holder’s shares of Series B-1 Preferred Stock, such holder does not accept, within 60 days of notice to such holder, the Company’s offer to purchase the Series B-1 Preferred Stock for at least 2.5 times the Series B-1 Original Issue Price of $3.50. The Series B-1 Preferred Stock will automatically convert into Common Stock upon the agreement of the holders of 75% of the then outstanding Series B-1 Preferred Stock.

Holders of two-thirds of the Series B-1 Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after the fourth anniversary of the Series B-1 Issue Date at the Series B-1 original issue price plus accrued but unpaid dividends.

In April 2005, the Company issued an additional 7,142,856 shares of Series B Convertible Preferred Stock (“Series B-2 Preferred Stock”) for $25.0 million.

Upon issuance of the Series B-2 Preferred Stock, the Company allocated relative fair value of $2.4 million to the Preferred Warrants and recorded a beneficial conversion charge of $8.0 million. These amounts are being recorded as accretion of Series B-2 Preferred Stock over the period to the earliest redemption date, which is September 15, 2008. For the three and six months ended June 30, 2005 the Company recorded $0.6 million of accretion related to these charges. The unamortized discount as of June 30, 2005 was $9.8 million.

The Series B-2 Preferred Stock is convertible into common stock at any time at the election of its holders. The per share conversion price (the “Conversion Price”) of the Series B-2 Preferred Stock will be the lowest of (i) $3.10; (ii) the price that reflects a 20% discount to the trailing average closing price of the Company’s common stock for the 20 consecutive trading days immediately preceding the date of the conversion or the Series B-2 Issue Date, but in no event less than $2.80; and (iii) the closing price of the Company’s common stock on the day immediately preceding the Series B-2 Issue Date; provided that if stockholder approval for the conversion of the Senior Subordinated Notes occurs during certain uncured events of default, the Conversion Price will not be subject to the $2.80 floor price under (ii) above.

The Series B-2 Preferred Stock will automatically convert into common stock if, any time following 18 months after the Series B-2 Issue Date, (i) the average closing price of the common stock over the immediately preceding 20 consecutive trading day period exceeds 2.5 times the Series B Original Issue Price (as adjusted for certain dilutive equity issuances and for stock splits, stock dividends and similar events related to the Series B-2 Preferred Stock); or (ii) with respect to any holder’s shares of Series B-2 Preferred Stock, such holder does not accept, within 60 days of notice to such holder, the Company’s offer to purchase the Series B-2 Preferred Stock for at least 2.5 times the Series B-2 Original Issue Price. The Series B-2 Preferred Stock will automatically convert into common stock upon the agreement of the holders of 75% of the then outstanding Series B-2 Preferred Stock.

Holders of two-thirds of the Series B-2 Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after the fourth anniversary of the Series B Issue Date at the Series B Original Issue Price plus accrued but unpaid dividends.

Holders of Series B-2 Preferred Stock will be entitled to vote together with all other classes and series of voting stock of the Company as a single class, on all actions to be taken by the stockholders of the Company. As long as at least 25% of the shares of the Series B-2 Preferred Stock issued pursuant to the Series B-2 Purchase Agreement remain outstanding, the Company may not take

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

numerous specified actions (including certain changes to the Company’s Certificate of Incorporation) without first obtaining the written consent of holders of at least a majority of the then outstanding shares of Series B-2 Preferred Stock voting separately as a class. In addition, as long as the Company Option is in effect, holders of 100% of the Series A Preferred Stock and the Series B-2 Preferred Stock, voting together as a single class, shall have the right to veto (i) any Company Acquisition, and (ii) the issuance of any securities ranking senior to or pari passu with the Series A Preferred Stock or the Series B Preferred Stock, with respect to voting, dividend, liquidation or redemption rights, including the issuance of subordinated debt.

All Series B Convertible Preferred Stocks accrue dividends at 6% per annum payable quarterly in cash. Dividend expense for the Series B-1 Preferred Stock for the three and six months ended June 30, 2005 was $0.2 million and $0.4 million, respectively. Dividend expense for the Series B-2 Preferred Stock for the three and six months ended June 30, 2005 was $0.4 million.

Common Stock Warrants

The Common Stock Warrants issued in connection with the Series B-2 financing will expire on April 1, 2015. They are not exercisable at the time of issuance. Upon stockholders’ approval at the annual meeting, the Common Stock Warrants will become exercisable at the option of the Investors to purchase one share of common stock for every five shares of common stock issued or issuable upon conversion of the Series B-2 Preferred Stock. The exercise price of the Common Stock Warrants is $4.32 per share.

Summary of Charges

The following provides the details of the Series A and Series B-1 and B-2 Preferred Stock and the associated quarterly accretion for 2005.

				Quarterly Dividends and Accretion
	Face Value	Carrying Value At June 30, 2005	Remaining Amount to be Accreted	Cash	Non - Cash Preferred Stock Accretion	Remaining Period of Amortization
Series A Preferred Stock	$15,000,000	$5,861,300	$9,138,700	$225,000	$937,500	2.5 years
Series B-1 Preferred Stock	$12,000,000	$12,000,000	—	$177,500	—	—
Series B-2 Preferred Stock	$25,000,000	$15,234,500	$9,765,500	$375,000	$651,300	3.75 years

The table below details the Series A convertible debt and remaining amortization expense that will be recognized in subsequent quarters as interest expense:

				Quarterly Expenses
	Face Value	Carrying Value At June 30, 2005	Remaining Amount to be Amortized	Cash	Non – Cash Interest Accretion	Remaining Period of Amortization
Series A Convertible Notes	$10,000,000	$5,593,600	$4,406,400	$172,600	$482,000	2.5 years

11. Commitments and Contingencies

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. As of June 30, 2005, the maximum amount payable under the terms of the guaranteed shares was $1,628,600. As the fair market value of the Company’s Common Stock was in excess of the guaranteed share prices as of June 30, 2005, no amounts were accrued under the guarantee.

Cost-reimbursement contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish an estimate of total cost for the purpose of obligating funds and establishing a ceiling that the contractor may not exceed without the approval of the contracting officer. Cost-reimbursement contracts are suitable for use when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost reimbursement contracts covered by the Federal Acquisition Regulation require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.

12. Segment Reporting

        Although the Company is organized by strategic business units, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company aggregates the operations of all of its government contracting units into one reportable segment consisting of two strategic business units: the Homeland Security Group and the Systems Engineering Group. Both Homeland Security Group and Systems Engineering Group provide engineering, information technology, security, intelligence support or technical services to federal government agencies or major defense contractors.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

13. Discontinued Operations

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

The Company’s historical financial statements have been restated to reflect ABS as discontinued operations for the periods presented. Operating results of the discontinued business are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenue	$—	$500,000	$—	$978,700
Income (loss) from discontinued operations	8,900	(99,000)	47,200	(128,900)
Income tax expense (benefit)	2,200	(48,300)	16,900	(49,700)
Income (loss) from discontinued operations, net of tax	$6,700	$(50,700)	$30,300	$(79,200)

The income reflected in discontinued operations is recognition of payments made against the non-recourse notes that were fully reserved. Tax rates vary between discontinued operations and the Company’s effective tax rate due to the non-deductibility of certain non-cash amortization expenses for tax purposes.

14. Litigation and Claims

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

On April 29, 2005 the Company was served on with a compliant filed by H&K Strategic Business Solutions, LLC (“HKSBS”) alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004 that was later terminated by the Company on February 14, 2005. Under the complaint, HKSBS is seeking damages of $830,000 together with legal fees and expenses. We believe the complaint is without merit, however, we cannot predict the outcome of the proceeding at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. We will discuss and provide our analysis of the following:

•	Overview of Business

•	New Accounting Pronouncements

•	Results of Operations and Related Information

•	Capital Resources and Liquidity

Overview of Business

Analex specializes in providing information technology, systems engineering, security services and intelligence support services in support of the U.S. Government. All of our sales are generated using written contractual arrangements. The contracts require us to deliver technical, security and intelligence support services to the U.S. Government, analyze and support defense systems, design, develop and test aerospace systems according to the specifications provided by our customers.

On April 1, 2005, Analex acquired ComGlobal Systems, Incorporated (“ComGlobal”). ComGlobal is reported as a part of the Homeland Security Group. ComGlobal specializes in command, control, communications, computers and intelligence (C4I) programs for the military, and its largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. We believe that our acquisition of ComGlobal will yield additional significant yearly revenue and strong operating income, enhanced attractiveness to institutional investors and an enhanced ability to compete effectively within our industry.

On May 28, 2004, Analex acquired Beta Analytics, Inc. (“BAI”). BAI is reported as a part of the Homeland Security Group. BAI provides information and technology asset protection solutions, intelligence analysis, and security services to federal government and Department of Defense agencies. BAI’s services cover a range of life cycle protection and physical security services specifically in the areas of information protection, physical security, intelligence threat assessment and analysis, technology protection, security management and security education and training. We believe that our acquisition of BAI will yield additional significant yearly revenue and strong operating income, enhanced attractiveness to institutional investors and an enhanced ability to compete effectively within our industry

During the second quarter of 2004, the Company concluded that Advanced Biosystems, Inc., (“ABS”), a wholly owned subsidiary of the Company, did not fit with the Company’s long-term plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004. Therefore, the results of operations of this business are reported as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The Company has written down the assets of ABS to the fair value of the expected proceeds to be received from the disposition of ABS.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R)—Share-Based Payment, which replaces SFAS No. 123—Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25—Accounting for Stock Issued to Employees. SFAS No.123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The company plans on adopting the provisions of SFAS No. 123(R) during the first quarter of 2006. The approach towards adoption of the new pronouncement is still under consideration and the effects of adoption have yet to be determined.

Results of Operations and Related Information

We have one reportable segment, which is engaged in professional services related to information technology and systems engineering for the U.S. government, primarily the Department of Defense, certain intelligence agencies, and NASA. This segment consists of two business groups: the Homeland Security Group and the Systems Engineering Group. The Homeland Security Group

provides information technology services, systems integration, hardware and software engineering and independent quality assurance, security and intelligence services in support of the U.S. intelligence community and Department of Defense. With BAI included as a part of the Homeland Security Group, the latter also provides information and technology asset protection solutions, intelligence analysis, and security services to federal government and Department of Defense agencies. We expect that our Homeland Security Group will continue to benefit from the country’s shifting priorities and new emphasis on enhanced intelligence capabilities. The Systems Engineering Group provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors.

Our services are provided under three types of contracts: cost-plus-fees, time-and-materials, and fixed price contracts.

•	Cost-plus-fees contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish a ceiling amount that the contractor may not exceed without the approval of the contracting officer. If our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. The majority of our cost-plus contracts contain provisions to limit recovery of excess costs.

•	Time-and-material contracts provide for acquiring services on the basis of direct labor hours at specified fixed hourly rates. Profit margins on time-and-materials contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to such contracts. We assume the risk that costs of performance may exceed the negotiated hourly rates.

•	Fixed price contracts provide for delivery of products or services for a price that is negotiated in advance on the basis of the contractor’s costs experiences. The price is not subject to any adjustment and that means we assume the financial risk of costs overruns. If the costs exceed the estimates, profit margins decrease and a loss may be realized on the contract.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Cost-plus-fees	45%	40%	38%	43%
Time-and-materials	32	43	35	41
Fixed price	23	17	27	16

Total	100%	100%	100%	100%

Revenue generated from contracts to U.S. federal government agencies and their prime contractors represented approximately 99% of our total net sales during the six months ended June 30, 2005 and 98% during the six months ended June 30, 2004. The Department of Defense accounted for approximately 67% and 47% of our revenues in the six months ended June 30, 2005 and 2004, respectively. NASA is our largest customer, generating 33% and 52% of our revenues for the six months ended June 30, 2005 and 2004, respectively. Approximately 12% of our revenues and 43% of our operating income for the six months ended June 30, 2005 came from one prime contract with an agency within the Department of Defense. Approximately 22% of our revenues for the six months ended June 30, 2005 came from one prime contract with NASA, which will continue until September 2011 if all options are exercised. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.

For the six months ended June 30, 2005, a majority of our revenue was generated as a prime contractor to the federal government. We intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with stronger client relationships. The following table shows our revenue as prime contractor and as subcontractor as a percentage of our total revenue for the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Prime contract revenue	70%	67%	71%	55%
Subcontract revenue	30	33	29	45

Total revenue	100%	100%	100%	100%

Our objective is to grow sales both organically and through acquisitions. In order to assist in accomplishing this objective, we have continued to increase our selling, general and administrative expenditures so as to increase our efforts in new business development and to provide the necessary infrastructure to support a larger organization resulting from organic growth and acquisitions.

We plan to selectively acquire companies that complement and enhance our existing businesses, and are currently reviewing potential targets. We anticipate that we will need to obtain additional financing through sale of equity and debt securities to fund our acquisitions.

The Company’s backlog of orders, based on remaining contract value, believed to be firm as of June 30, 2005 was approximately $352 million. Funded backlog as of June 30, 2005 was approximately $64 million. Included in the backlog approximation are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

All of our U.S. government contracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

Three Months Ended	June 30, 2005	% of Revenue	June 30, 2004	% of Revenue
Revenue	$38,148,600	100.0%	$22,215,200	100.0%
Operating costs and expenses
Cost of revenue	30,975,300	81.2	17,357,200	78.1
Selling, general and administrative	3,418,500	9.0	2,552,500	11.5
Amortization of intangible assets	989,100	2.6	277,300	1.2

Total operating costs and expenses	35,382,900	92.8	20,187,000	90.9
Operating income	2,765,700	7.3	2,028,200	9.1
Other income and expense
Interest income	2,500	0.0	29,600	0.1
Interest expense	(998,700)	(2.6)	(1,698,900)	(7.6)

Income from continuing operations before income taxes	1,769,500	4.6	358,900	1.6

Provision for income taxes	(1,286,800)	(3.4)	(459,500)	(2.1)

Income (loss) from continuing operations	482,700	1.3	(100,600)	(0.5)
Income (loss) from discontinued operations, net of tax	6,700	0.0	(50,700)	(0.2)
Loss on disposal of discontinued operations, net of income taxes	—	0.0	(521,800)	(2.3)

Net income (loss)	489,400	1.3	(673,100)	(3.0)

Dividends on convertible preferred stock	(781,900)	(2.0)	(225,000)	(1.0)
Accretion of convertible preferred stock	(1,588,800)	(4.2)	(939,100)	(4.2)

Net loss available to common shareholders	$(1,881,300)	(4.9)%	$(1,837,200)	(8.3)%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 - continued

Six Months Ended	June 30, 2005	% of Revenue	June 30, 2004	% of Revenue
Revenue	$66,586,800	100.0%	$38,846,600	100.0%
Operating costs and expenses
Cost of revenue	54,687,900	82.1	31,408,600	80.9
Selling, general and administrative	5,609,700	8.4	4,353,900	11.2
Amortization of intangible assets	1,479,600	2.2	426,500	1.1

Total operating costs and expenses	61,777,200	92.8	36,189,000	93.2
Operating income	4,809,600	7.2	2,657,600	6.8
Other income and expense
Interest income	4,800	0.0	42,900	0.1
Interest expense	(1,764,100)	(2.6)	(2,400,000)	(6.2)

Income from continuing operations before income taxes	3,050,300	4.6	300,500	0.8

Provision for income taxes	(1,901,600)	(2.9)	(384,700)	(1.0)

Income (loss) from continuing operations	1,148,700	1.7	(84,200)	(0.2)
Income (loss) from discontinued operations, net of tax	30,300	0.0	(79,200)	(0.2)
Loss on disposal of discontinued operations, net of income taxes	—	0.0	(521,800)	(1.3)

Net income (loss)	1,179,000	1.8	(685,200)	(1.8)

Dividends on convertible preferred stock	(1,181,300)	(1.8)	(450,000)	(1.2)
Accretion of convertible preferred stock	(2,526,300)	(3.8)	(1,876,600)	(4.8)

Net loss available to common shareholders	$(2,528,600)	(3.8)%	$(3,011,800)	(7.8)%

REVENUE AND PERCENT OF REVENUE BY GROUP

Three Months Ended	June 30, 2005	% of Total	June 30, 2004	% of Total
Homeland Security Group	27,024,800	71%	$11,404,800	51%
Systems Engineering Group	11,123,800	29	10,810,400	49

Total	38,148,600	100%	22,215,200	100%

Six Months Ended	June 30, 2005	% of Total	June 30, 2004	% of Total
Homeland Security Group	44,502,500	67%	$18,626,200	48%
Systems Engineering Group	22,084,300	33	20,220,400	52

Total	66,586,800	100%	38,846,600	100%

PERCENTAGE REVENUE GROWTH BY GROUP

	Three Month Ended June 30, 2005 vs. 2004	Six Months Ended June 30, 2005 vs. 2004
Homeland Security Group	137%	139%
Systems Engineering Group	3	9%

Total	72%	71%

Revenue for the three months ended June 30, 2005 was $38.1 million, which represented an increase of $15.9 million, or 71.7% from the same period in the previous year. Revenue for the six months ended June 30, 2005 was $66.6 million, which represented an increase of $27.7 million, or 71.4% from the same period in the prior year. Revenue growth attributable to acquisitions was $15.5 million for the three months ended June 30, 2005 and $24.4 million for the six months ended June 30, 2005.

The Homeland Security Group provided $27.0 million or 71% and $44.5 million or 67% of the Company’s revenue during the three and six months ended June 30, 2005. Homeland Security revenue grew 137% and 139% in the three and six months ended June 30, 2005, respectively, compared to the same periods in the prior year. Homeland security revenue grew through the combination of acquisitions and increased independent validation and verification services provided in support of launches of expendable launch vehicles by the United States Air Force and the National Reconnaissance Office (“NRO”).

Revenue of the Systems Engineering Group increased approximately $0.3 million, 2.9%, in the second quarter of 2005 compared to the same period in the previous year. Year-to-date, the System Engineering Group’s revenue has increased $1.9 million, or 9.2% from the same period last year. This was primarily due to additional tasking from the customer under both the ELVIS and Glenn Engineering Support Services contracts with NASA. This increase was offset by the continuation of planned step-down in activities under the Micorgravity Research Development and Operations subcontract. This contract provides services to NASA related to designing and building experiments to be run on the International Space Station.

Cost of revenue for the three months ended June 30, 2005 was $31.0 million, an increase of $13.6 million from the same period in the prior year. Cost of revenue for the six months ended June 30, 2005 was $54.7 million, an increase of $23.3 million from the same period in the prior year. In addition to added cost of revenue associated with the acquisitions, costs increased in relation to revenue primarily due to higher medical and worker’s compensation expenses and investments made in business development to grow the business. Cost of revenue as a percentage of revenue was approximately 81.2% and 82.1% for the three and six months ended June 30, 2005, compared with 78.1% and 80.9% from the same periods in the prior year.

SG&A expenses increased by $0.9 million or 35.0% and $1.3 million or 29.5% for the three and six months ended June 30, 2005, respectively. This growth was primarily due to additional SG&A expenses from the acquisitions of ComGlobal and BAI and also additional costs incurred in the investor relations area. SG&A as a percentage of revenue was 9.0% for the second quarter of 2005, down from 11.5% in the second quarter of the prior year, and was 8.4% for the six-month period ending June 30, 2005 compared to 11.2% for the same period in 2004.

Intangible amortization expense totaled $1.0 million and $1.5 million for the three and six months ended June 30, 2005, respectively, compared with $0.3 million and $0.4 million for the same periods in the prior year. This increase is due to approximately $7.0 million of identifiable intangible assets related to the ComGlobal acquisition being amortized over nine years and amortization on the $6.1 million of identifiable intangible assets related to the BAI acquisition being amortized over four years.

Operating income increased $0.7 million and $2.2 million for the three and six months ended June 30, 2005, respectively, compared to the same period in 2004. Operating margin for the three months ended June 30, 2005 declined to 7.3% from 9.1% in the same period of the prior year, while the operating margin for the six month period ending June 30, 2005 increased to 7.2% from 6.8% for the comparable period of 2004. The operating margin levels are a reflection of increased costs related to insurance, business development and amortization expenses of intangible assets associated with acquisitions.

Interest expense totaled $1.0 million and $1.8 million for the three and six months ended June 30, 2005, compared with $1.7 million and $2.4 million for the same periods in the prior year. In the prior year, interest expense of $1.0 million was recorded for the three and six months ended June 30 related to the Series B Senior Subordinated Note. This expense was recorded until the Note converted into the Series B-1 Preferred Stock in September 2004. No such interest was recorded in 2005. The elimination of the interest on the Series B Note was partially offset by increased interest on the Credit Facility for the $22 million borrowed for the ComGlobal acquisition.

The provision for income taxes for the three and six months ended June 30, 2005 was $1.3 million and $1.9, respectively, compared with tax expense provisions of $0.5 million and $0.4 million for the same periods in the prior year. The Company expects to experience a tax provision for calendar year 2005 due to certain amortization costs related to the Series A and Series B Financing which are not deductible for tax purposes.

EBITDA, as defined below, was $3.9 million for the three months ended June 30, 2005 after adding back depreciation of $0.2 million and amortization of $1.0 million to operating income of $2.8 million. For the six months ended June 30, 2005, EBITDA was $6.6 million after adding back depreciation of $0.3 million and amortization of $1.5 million to operating income of $4.8 million. EBITDA as a percent of revenue was 10.4% and 9.9% for the three and six months ended June 30, 2005, respectively, compared to 10.6% and 8.2% for the same periods from the previous year.

EBITDA, or earnings before interest, taxes, depreciation and amortization, is a non-GAAP financial measure under applicable SEC rules. Generally, a non-GAAP financial measure is a numerical measure of a Company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles.

EBITDA is a widely used measure of operating performance. It is presented as supplemental information that management of the Company believes is useful to investors to evaluate the Company’s results because it excludes certain items that are not directly related to the Company’s core operating performance. EBITDA is calculated by adding back net interest expense, income taxes, discontinued operations, depreciation and amortization to net income. EBITDA should not be considered as a substitute either for net income, as an indicator of the Company’s operating performance, or for cash flow, as measures of the Company’s liquidity. In addition, because all companies do not calculate EBITDA identically, the Company’s presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

CAPITAL RESOURCES AND LIQUIDITY

The Company experienced net income for the three and six months ended June 30, 2005 of $0.5 million and $1.2 million, respectively, compared to net losses of $0.7 million for each of the same periods in 2004. The improvement in both periods reflects a reduction in interest expense through the first two quarters of 2005 compared with the same periods in 2004. Also, the Company recorded losses $0.5 million $0.6 million related to discontinued operations during the three and six months ended June 30, 2004. No such losses were recorded during the same periods of 2005.

For the three and six months ended June 30, 2005, net losses available to common shareholders were $1.9 million and $2.5 million. Included in these losses were $0.8 million and $1.2 million of convertible preferred stock dividend expense and $1.6 million and $2.5 million of non-cash accretion related to the convertible preferred stock and notes.

The table below details the Series A and Series B-1 and B-2 Convertible Preferred Stocks and the associated dividends and non-cash preferred stock accretion.

				Quarterly Dividends and Accretion
	Face Value	Carrying Value At June 30, 2005	Remaining Amount to be Accreted	Cash	Non - Cash Preferred Stock Accretion	Remaining Period of Amortization
Series A Preferred Stock	$15,000,000	$5,861,300	$9,138,700	$225,000	$937,500	2.5 years
Series B-1 Preferred Stock	$12,000,000	$12,000,000	—	$177,500	—	—
Series B-2 Preferred Stock	$25,000,000	$15,234,500	$9,765,500	$375,000	$651,300	3.75 years

The table below details the convertible debt and remaining amortization expense that will be recognized in subsequent quarters as interest expense.

				Quarterly Expenses
	Face Value	Carrying Value At June 30, 2005	Remaining Amount to be Amortized	Cash	Non – Cash Interest Accretion	Remaining Period of Amortization
Series A Convertible Notes	$10,000,000	$5,593,600	$4,406,400	$172,600	$482,000	2.5 years

Net cash provided by operating activities was $8.3 million for the six months ended June 30, 2005, compared to net cash used of $1.1 million for the same period of the prior year. Working capital at June 30, 2005 was negative $7.8 million compared to $4.6 million as of December 31, 2004. This decrease of $12.4 million is primarily due to a $15.0 million increase in the outstanding line of credit, primarily caused by the draw associated with the ComGlobal acquisition. This was offset slightly by an approximate $5.8 million increases in net Accounts Receivable resulting from the acquisition of ComGlobal. Net cash used in investing activities during the six months ended June 30, 2005 was $45.6 million compared to $27.2 million for the same period of the prior year. The increase within net cash used in investing activities during the six months ended June 30, 2005 compared the same period in 2004 was primarily related to the acquisition of ComGlobal. Net cash provided by financing activities during the six months ended June 30, 2005 was $39.4 million, compared to $15.4 million for the same period in the prior year. The increase in cash from financing activities was primarily the result of the cash related activities associated with financing the ComGlobal acquisition.

The Company has a credit agreement with Bank of America, N.A. (“the Credit Facility”). On May 28, 2004, in connection with the acquisition of BAI, the Credit Facility was amended and restated to provide a $20 million revolving credit facility, and the remaining outstanding balance on the Company’s term loan of $1.7 million was consolidated into the Credit Facility. On April 1, 2005, in connection with the acquisition of ComGlobal, the Credit Facility was further amended and restated to increase the amount available under the Credit Facility from $20 million to $40 million. The Credit Facility has a maturity date of May 31, 2007. Interest on the Credit Facility is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of June 30, 2005, the Credit Facility outstanding balance was $21.6 million. The interest rate at June 30, 2005 was 5.83% for the Credit Facility. Borrowing availability under the Company’s Credit Facility continues to be sufficient to fund normal operations.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of June 30, 2005, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties other than ABS, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is secured by the accounts receivable and other assets of the Company.

Available borrowing capacity on the Company’s Credit Facility on June 30, 2005 amounted to approximately $18.4 million.

In March 2005, the Company’s’ Board of Directors, including its compensation committee, which is solely comprised of independent directors, approved the sale of up to 300,000 shares of unregistered Common Stock to certain employees of ComGlobal to induce their employment after the merger. During April 2005, all of the approved shares of the Company’s unregistered Common Stock were sold to 22 employees of ComGlobal. The sale resulted in $840,000 of proceeds. Of the 300,000 shares sold, 161,018 shares and 20,000 shares were sold to Mr. Frank F. Hewitt and Mr. Joseph M. Harris, respectively. The sale was made in an exempt offering under Rule 506 of the Securities Act of 1933, as amended.

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. As of June 30, 2005, the maximum amount payable under the terms of the guaranteed shares was approximately $1.6 million. As the fair market value of the Company’s Common Stock was in excess of the guaranteed share prices as of June 30, 2005, no amounts were accrued under the guarantee.

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling approximately $0.8 million with a five-year term, bearing interest at 6%. As of June 30, 2005 the outstanding balance of the promissory notes was approximately $0.3 million. The Company also entered into non-competition agreements with former employees totaling $0.4 million, on a discounted basis, payable over various periods with a current balance of $52,000 at June 30, 2005.

Forward-Looking Statements

Certain matters contained in this discussion and analysis concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in growing our business through acquisitions or otherwise, the realization of sales from backlog, and the sufficiency of capital to meet our working capital needs, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we may not be able to predict accurately or control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, and as a result of many factors, including but not limited to the following:

•	our dependence on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and NASA;

•	our dependence on three material contracts, each of which account for a significant percentage of our revenue and operating income for the three and six months ended June 30, 2005;

•	the business risks peculiar to the defense industry including changing priorities or reductions in the U.S. Government defense budget;

•	our ability to accurately estimate our backlog;

•	our ability to maintain strong relationships with other contractors;

•	our ability to recruit and retain qualified skilled employees who have the required security clearance;

•	economic conditions, competitive environment, and timing of awards and contracts;

•	our ability to identify future acquisition candidates and to integrate acquired operations;

•	our ability to raise additional capital to fund acquisitions; and

•	our substantial debt and the restrictions imposed on us by certain debt agreements.

•	our ability to control indirect costs, particularly costs related to funding our self-insured health plan.

Readers of this report should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q. We assume no obligation to update any such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market Risks and Hedging Activities

The Company’s outstanding bank debt bears interest at variable interest rates tied to LIBOR. The use of variable-rate debt to finance operations and capital improvements exposes the Company to variability in interest payments due to changes in interest rates. The Company currently does not use interest rate swaps or other means to reduce the interest rate exposure on these variable rate obligations. The Company does not hold any derivatives for trading or speculative purposes.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2005, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

On April 29, 2005 the Company was served on with a compliant filed by H&K Strategic Business Solutions, LLC (“HKSBS”) alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004 that was later terminated by the Company on February 14, 2005. Under the complaint, HKSBS is seeking damages of $830,000 together with legal fees and expenses. We believe the complaint is without merit, however, we cannot predict the outcome of the proceeding at this time.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on May 19, 2005.

(b) At the Annual Meeting, the Company’s stockholders approved:

(i)	Proposal 1: the election of the incumbent nine (9) directors, namely, Sterling E. Phillips, Jr., Peter C. Belford, Sr., C. Thomas Faulders, III, Lincoln D. Faurer, Martin M. Hale, Jr., Thomas L. Hewitt, Daniel P. March, Gerald A. Poch, and Daniel R. Young;

(ii)	Proposal 2: an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 650,000 to 1,050,000; and

(iii)	Proposal 3: ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year 2005

The following votes were cast with respect to each of the matters voted on at the Special Meeting:

Proposal #1
DIRECTORS	FOR	WITHHELD
#1-Phillips	31,330,382	29,286
#2-Belford	31,333,932	25,736
#3-Faulders	31,334,457	25,211
#4-Faurer	31,333,102	26,566
#5-Hale	31,332,541	27,127
#6-Hewitt	31,333,927	25,741
#7 March	31,333,447	26,221
#8-Poch	33,332,186	27,482
#9-Young	31,333,427	26,241

Proposal #2	FOR	AGAINST	ABSTAIN
Total	23,709,332	1,009,686	18,992

Proposal #3	FOR	AGAINST	ABSTAIN
Total	31,341,304	10,914	7,450

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated March 30, 2005 and filed with the Securities and Exchange Commission on April 1, 2005 reported that the Company filed with the Secretary of State of the State of Delaware an amendment to each of the Company’s Certificate of Designations of the Series A Convertible Preferred Stock and the Certificate of Designations of the Series B Convertible Preferred Stock.

A Current Report on Form 8-K dated April 1, 2005 and filed with the Securities and Exchange Commission on April 6, 2005 reported that the Company announced that its acquisition of ComGlobal Systems, Incorporated (“ComGlobal”), a California corporation, was consummated on April 1, 2005.

A Current Report on Form 8-K dated April 7, 2005 and filed with the Securities and Exchange Commission on April 12, 2005 reported that Mr. Ronald B. Alexander, effective April 7, 2005, ceased to be an executive officer of the Company, and his last day of employment will be April 29, 2005. Ms. Judith N. Huntzinger has been appointed as the interim Chief Financial Officer.

A Current Report on Form 8-K dated April 11, 2005 and filed with the Securities and Exchange Commission on April 13, 2005 reported that Peter C. Belford, Sr. and Rear Admiral U.S. Navy (retired) Daniel P. March were appointed to the Board of Directors.

A Current Report on Form 8-K dated April 27, 2005 and filed with the Securities and Exchange Commission on April 27, 2005 reported that the Company issued a press release announcing its financial results for the fiscal quarter ended March 31, 2005.

A Current Report on Form 8-K dated April 25, 2005 and filed with the Securities and Exchange Commission on April 28, 2005 reported that the Company approved the sale of up to 300,000 shares of the Company’s unregistered Common Stock to certain employees of ComGlobal to induce their employment after the merger.

A Current Report on Form 8-K dated April 28, 2005 and filed with the Securities and Exchange Commission on May 2, 2005 reported that the Company has extended Mr. Ronald B. Alexander’s employment, which was originally scheduled to terminate on April 29, to May 13, 2005.

A Current Report on Form 8-K dated May 18, 2005 and filed with the Securities and Exchange Commission on May 18, 2005 reported that the Company has extended Mr. Ronald B. Alexander’s employment, which was originally scheduled to terminate on May 13, to June 15, 2005.

A Current Report on Form 8-K dated March 22, 2005 and filed with the Securities and Exchange Commission on June 15, 2005 reported that the Company has extended Mr. Ronald B. Alexander’s employment, which was originally scheduled to terminate on June 15, 2005, to July 15, 2005.

A Current Report on Form 8-K/A dated April 1, 2005 and filed with the Securities and Exchange Commission on June 15, 2005 reported that the Company in accordance with Item 9.1(a) of Form 8-K provided the required audited financial statements for ComGlobal Systems, Incorporated (“ComGlobal”) as of June 30, 2004, 2003 and 2002 and related Independent Auditors’ Reports (b) in accordance with Item 9.1(b) of Form 8-K, provided the required Unaudited Pro Forma Combined Balance Sheet, the Unaudited Pro Forma Combined Statement of Operations, and Notes to Unaudited Pro Forma Combined Financial Statements.

A Current Report on Form 8-K dated July 15, 2005 and filed with the Securities and Exchange Commission on July 15, 2005 reported that the Company has extended Mr. Ronald B. Alexander’s employment, which was originally scheduled to terminate on July 15, 2005, to July 31, 2005.

A Current Report on Form 8-K dated July 29, 2005 and filed with the Securities and Exchange Commission on July 29, 2005 reported that the Company has extended Mr. Ronald B. Alexander’s employment, which was originally scheduled to terminate on July 31, 2005, to August 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:  August 2, 2005

Analex Corporation
(Registrant)

By:	/S/ Sterling E. Phillips, Jr.	By:	/S/ Judith N. Huntzinger
	Sterling E. Phillips, Jr.		Judith N. Huntzinger
	Chairman and Chief Executive Officer		Interim Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and Chief Accounting Officer)