Form 10-Q
period 2005-09-30
ANALEX CORP
filed 2005-11-03
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Title of Class	Number of shares outstanding on November 1, 2005
Common Stock, $0.02 par value per share	16,299,976

ANALEX CORPORATION

Item 1. Financial Statements-Unaudited

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2005 and December 31, 2004

Unaudited

	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$1,164,700	$1,034,200
Accounts receivable, net	25,649,100	18,350,400
Raw material inventory	351,500	—
Prepaid expenses and other	3,805,700	4,037,800

Total current assets	30,971,000	23,422,400
Fixed assets, net	2,263,400	1,434,700
Goodwill	78,027,500	43,175,200
Contract rights and other intangible assets, net	11,365,500	6,363,500
Other assets	724,800	526,300

Total assets	$123,352,200	$74,922,100

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$945,200	$1,486,100
Notes payable – other	439,600	904,200
Deferred tax liability, net	638,600	927,400
Other current liabilities	14,092,100	8,919,500

Total current liabilities	16,115,500	12,237,200

Notes payable – line of credit	22,151,600	6,590,100
Notes payable – other	44,300	329,600
Deferred tax liability	3,537,900	2,123,500
Series A convertible note	6,045,600	4,689,500

Total long-term liabilities	31,779,400	13,732,700

Total liabilities	47,894,900	25,969,900

Commitments and contingencies (Note 11)	—	—

Series A convertible preferred stock; 6,726,457 shares issued and outstanding at September 30, 2005 and December 31, 2004	6,798,800	3,986,300
Series B-1 convertible preferred stock; 3,428,571 shares issued and outstanding at September 30, 2005 and December 31, 2004	12,000,000	12,000,000
Series B-2 convertible preferred stock; 7,142,856 shares issued and outstanding at September 30, 2005; 0 shares issued and outstanding at December 31, 2004	15,882,300	—
Shareholders’ equity
Common stock; $0.02 par; authorized 65,000,000 shares; issued and outstanding September 30, 2005, 16,299,976 shares and December 31, 2004, 15,421,619 shares	326,000	308,400
Additional paid-in capital	50,163,700	40,070,300
Warrants outstanding	9,228,300	6,803,300
Accumulated deficit	(18,941,800)	(14,216,100)

Total shareholders’ equity	40,776,200	32,965,900

Total liabilities, convertible preferred stock and shareholders’ equity	$123,352,200	$74,922,100

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2005 and 2004

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$37,858,000	$27,852,000	$104,444,800	$66,698,900
Operating costs and expenses
Cost of revenue	30,579,400	22,643,400	85,276,000	54,752,800
Selling, general and administrative	4,177,700	2,625,300	9,807,100	6,281,000
Amortization of intangible assets	960,800	541,000	2,412,000	967,500

Total operating costs and expenses	35,717,900	25,809,700	97,495,100	62,001,300

Operating income	2,140,100	2,042,300	6,949,700	4,697,600

Interest expense, net	(1,017,800)	(5,627,300)	(2,777,000)	(7,981,900)

Income (loss) from continuing operations before income taxes	1,122,300	(3,585,000)	4,172,700	(3,284,300)
Provision for income taxes	811,100	1,455,900	2,712,700	1,840,700

Income (loss) from continuing operations	311,200	(5,040,900)	1,460,000	(5,125,000)
Income (loss) from discontinued operations, net of income taxes	—	76,100	—	(3,200)
(Loss) income on disposal of discontinued operations, net of income taxes	(135,900)	214,700	(105,600)	(307,100)

Net income (loss)	175,300	(4,750,100)	1,354,400	(5,435,300)

Dividends on Series A convertible preferred stock	(228,600)	(225,000)	(675,000)	(675,000)
Dividends on Series B-1 convertible preferred stock	(180,000)	(29,600)	(540,000)	(29,600)
Dividends on Series B-2 convertible preferred stock	(375,000)	—	(750,000)	—
Accretion of convertible preferred stock	(1,588,800)	(937,600)	(4,115,100)	(2,814,200)

Net loss available to common shareholders	$(2,197,100)	$(5,942,300)	$(4,725,700)	$(8,954,100)

Net income (loss) available to common shareholders per share:
Continuing operations
Basic	$(0.13)	$(0.41)	$(0.29)	$(0.61)

Diluted	$(0.13)	$(0.41)	$(0.29)	$(0.61)

Discontinued operations
Basic	$(0.01)	$0.02	$(0.01)	$(0.02)

Diluted	$(0.01)	$0.02	$(0.01)	$(0.02)

Net loss available to common shareholders:
Basic	$(0.14)	$(0.39)	$(0.30)	$(0.63)

Diluted	$(0.14)	$(0.39)	$(0.30)	$(0.63)

Weighted average number of shares:
Basic	16,146,431	15,295,773	15,800,830	14,134,314

Diluted	16,146,431	15,295,773	15,800,830	14,134,314

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

Unaudited

	September 30, 2005	September 30, 2004

Reconciliation of net income (loss) to cash provided by operating activities
Net income (loss)	$1,354,400	$(5,435,300)
Net loss from discontinued operations	—	(3,200)

Net income (loss) from continuing operations	1,354,400	(5,432,100)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	526,300	196,700
Amortization of intangible assets	2,412,000	967,500
Amortization of debt discounts	1,356,100	6,359,800
Amortization of deferred financing costs	139,800	58,000
Loss on disposal of fixed assets	1,800	—
Loss on disposal of discontinued operations	105,600	307,100
Changes in operating assets and liabilities
Accounts receivable	1,174,200	(2,669,200)
Prepaid expenses and other	2,294,200	(22,700)
Inventory	107,500	—
Other assets	(313,400)	(385,300)
Accounts payable	(772,300)	1,015,800
Other current liabilities	(629,000)	2,351,100
Deferred tax liability	(1,382,900)	(271,100)
Other long-term liabilities	(41,300)	—

Net cash provided by continued operating activities	6,333,000	2,475,600
Net cash used in discontinued operating activities	—	(3,200)

Net cash provided by operating activities	6,333,000	2,472,400

Cash flows from investing activities
Purchase of fixed assets	(311,700)	(557,000)
Proceeds from sale of ABS	100,200	—
Proceeds from sale of fixed assets	9,000	—
Cash paid for BAI, net of cash acquired	—	(27,106,500)
Cash paid for ComGlobal, net of cash acquired	(46,300,400)	—

Net cash used in investing activities	(46,502,900)	(27,663,500)

Cash flows from financing activities
Proceeds from net borrowings on bank and other loans	14,811,600	1,529,700
Proceeds from stock sale of common stock	945,000	—
Proceeds from stock options and warrants exercised	868,000	305,800
Proceeds from employee stock purchase plan	320,300	130,400
Proceeds from issuance of Series B-1 Senior Subordinated Notes and Warrants	—	12,000,000
Proceeds from issuance of Series B-2 Preferred Stock and Warrants	24,965,400	—
Payments of dividends on preferred stock	(1,404,100)	—

Net cash provided by financing activities	40,506,200	13,965,900

Net cash flow from disposal of discontinued operations	(205,800)	(747,700)

Net increase (decrease) in cash and cash equivalents	130,500	(11,972,900)
Cash and cash equivalents at beginning of period	1,034,200	14,177,500

Cash and cash equivalents at end of period	$1,164,700	$2,204,600

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. Business Overview

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

The Homeland Security Group accounted for approximately 69% of the Company’s 2005 year-to-date revenue. This group provides engineering, scientific, security, intelligence support and information technology services and solutions to assist in the development, implementation and support of intelligence systems. The Homeland Security Group provides these services to the intelligence community, including the National Reconnaissance Office, the Missile Defense Agency, the National Security Agency, the Department of Defense, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman.

The Systems Engineering Group accounted for approximately 31% of the Company’s 2005 year-to-date revenue. This group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle engineering, space systems development, and ground support for space operations.

On April 1, 2005, Analex acquired ComGlobal Systems, Incorporated (“ComGlobal”). ComGlobal is reported as a part of the Homeland Security Group. ComGlobal is a software engineering and information technology firm primarily serving federal government agencies and organizations. ComGlobal specializes in command, control, communications, computers and intelligence (“C4I”) programs for the military, and its largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. ComGlobal has offices in California, Mississippi, Nevada and Virginia.

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

During quarter ended June 30, 2004, the Company concluded that Advanced Biosystems, Inc. (“ABS”), a then wholly-owned subsidiary of the Company, did not fit with the Company’s long-term strategic plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004 and has presented the results of operations of ABS as a discontinued operation for all periods presented herein.

2. Basis of Presentation

The interim consolidated financial statements for the Company are unaudited, but in the opinion of management, reflect all adjustments (of a normal recurring nature) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) filed with the Securities and Exchange Commission on March 28, 2005. Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

3. Acquisition of ComGlobal Systems, Incorporated

Analex acquired ComGlobal on April 1, 2005. Under the terms of an Agreement and Plan of Merger dated April 1, 2005, by and among Analex, Alpha-N Acquisition Corp., a wholly-owned subsidiary of Analex (“Merger Sub”), ComGlobal and certain designated ComGlobal stockholder representatives, Analex acquired ComGlobal by merging the Merger Sub with and into ComGlobal, with ComGlobal as the surviving corporation (the “Merger”). As a result of the Merger, ComGlobal has become a wholly-owned subsidiary of Analex.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

The financial consideration for the acquisition of the ComGlobal business was $47 million in cash, with no assumption of debt. Analex funded the transaction with a combination of senior debt from Bank of America, N.A. in the amount of $22 million and through the issuance of additional Series B Convertible Preferred Stock (“Series B-2”) in the amount of $25 million (see Note 10). As of September 30, 2005, the allocation of the purchase price is still preliminary. The Agreement and Plan of Merger contains certain financial representations, which will survive after the closing date.

ComGlobal’s results of operations, since the April 1, 2005 close date, are included as part of Analex’s unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2005, reported herein. The following table provides the unaudited pro forma results of the Company for the three and nine months ended September 30, 2004 as if ComGlobal had been acquired on January 1, 2004 and also for the nine months ended September 30, 2005, as if ComGlobal had been acquired on January 1, 2005. These combined results are not necessarily indicative of future operating results of the Company.

	Pro Forma Three Months Ended September 30, 2004	Pro Forma Nine Months Ended September 30, 2004	Three Months Ended September 30, 2005	Pro Forma Nine Months Ended September 30, 2005
Revenue	$36,182,200	$95,497,800	$37,858,000	$114,155,200
(Loss) income from continuing operations	(3,551,300)	(175,900)	311,200	953,400
Net (loss) income	(5,075,800)	(5,563,600)	175,300	847,800
Net loss available to common shareholders	(7,292,100)	(12,154,700)	(2,197,100)	(6,327,900)
Basic and diluted earnings per share available to common shareholders	$(0.48)	$(0.86)	$(0.14)	$(0.40)

4. Acquisition of Beta Analytics, Inc.

Analex acquired BAI on May 28, 2004. Under the terms of a Stock Purchase Agreement, dated May 6, 2004, Analex acquired all of the issued and outstanding stock of BAI for approximately (i) $27.7 million in cash, and (ii) 1,832,460 unregistered shares of Analex Common Stock was valued at $3.80 per share. Analex financed the cash portion of the consideration for the acquisition through its cash on hand, senior debt from Bank of America, N.A. and the Series B Senior Subordinated Notes (see Note 10).

The total cost of the acquisition of BAI was approximately $37.9 million, including the assumption of BAI’s debt of $1.7 million. As of September 30, 2005, the allocation of the purchase price of BAI is still preliminary. The Stock Purchase Agreement contains certain financial representations, which will survive after the closing date.

5. Goodwill, Contract Rights And Other Intangible Assets

The Company has recorded goodwill of $78.0 million and $43.2 million as of September 30, 2005 and December 31, 2004. There were no events or conditions existing through the nine months ended September 30, 2005 that the Company believes would result in an impairment of goodwill. Goodwill must be reviewed at least annually for impairment. The Company has elected to perform this review annually during the fourth quarter each calendar year.

Identifiable intangible assets, which have finite useful lives, consist of customer rights and non-compete agreements. The following table provides the details of the net carrying amounts of these intangible assets:

	September 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Contract rights	$14,346,300	$(3,366,000)	$10,980,300	$7,082,300	$(1,184,100)	$5,898,200
Non-compete agreements	1,105,500	(720,300)	385,200	1,495,500	(1,030,200)	465,300

Total amortizable intangible assets	$15,451,800	$(4,086,300)	$11,365,500	$8,577,800	$(2,214,300)	$6,363,500

The gross carrying values of customer rights increased by $7.3 million from December 31, 2004 to September 30, 2005 due to the acquisition of ComGlobal on April 1, 2005.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

The following table provides the estimated amortization expense for the remainder of 2005 and each of the next five years ending December 31 based on the carrying amount of amortizable intangible assets existing as of September 30, 2005:

Year	Estimated Amortization Expense
October 1, to December 31, 2005	$960,700
2006	3,448,000
2007	2,660,200
2008	2,004,200
2009	785,000
2010	597,500

6. Debt

The Company has a credit agreement with Bank of America, N.A. (“the Credit Facility”). On April 1, 2005, in connection with the acquisition of ComGlobal, the Credit Facility was amended and restated to increase the amount available under the Credit Facility from $20.0 million to $40.0 million, subject to certain borrowing base and other requirements. As of September 30, 2005, the outstanding balance of the Credit Facility was $21.7 million and the interest rate was 6.35%. The Credit Facility has a maturity date of May 31, 2008.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of September 30, 2005, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties other than ABS; incur additional indebtedness; pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; engage in mergers or consolidations; and engage in certain transactions with affiliates. The Credit Facility is secured by the accounts receivable and other assets of the Company.

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

The Company also has outstanding an aggregate $10.0 million of Series A Convertible Notes issued on December 9, 2003 (see Note 10).

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income (loss) from continuing operations	$311,200	$(5,040,900)	$1,460,000	$(5,125,000)
Dividends on Series A convertible preferred stock	(228,600)	(225,000)	(675,000)	(675,000)
Dividends on Series B-1 convertible preferred stock	(180,000)	(29,600)	(540,000)	(29,600)
Dividends on Series B-2 convertible preferred stock	(375,000)	—	(750,000)	—
Accretion of convertible preferred stock	(1,588,800)	(937,600)	(4,115,100)	(2,814,200)

Net loss available to common shareholders from continuing operations	(2,061,200)	$(6,233,100)	(4,620,100)	$(8,643,800)
Income (loss) from discontinued operations, net of income taxes	—	76,100	—	(3,200)
(Loss) gain on disposal of discontinued operations, net of income taxes	(135,900)	214,700	(105,600)	(307,100)

Net loss available to common shareholders	$(2,197,100)	$(5,942,300)	$(4,725,700)	$(8,954,100)

Weighted average shares outstanding	16,146,431	15,295,773	15,800,830	14,134,314
Warrants	—	—	—	—
Employee stock options	—	—	—	—

Diluted weighted average shares outstanding	16,146,431	15,295,773	15,800,830	14,134,314

Net income (loss) available to common shareholders per share
Continuing operations
Basic	$(0.13)	$(0.41)	$(0.29)	$(0.61)

Diluted	$(0.13)	$(0.41)	$(0.29)	$(0.61)

Discontinued operations
Basic	$(0.01)	$0.02	$(0.01)	$(0.02)

Diluted	$(0.01)	$0.02	$(0.01)	$(0.02)

Net loss available to common shareholders
Basic	$(0.14)	$(0.39)	$(0.30)	$(0.63)

Diluted	$(0.14)	$(0.39)	$(0.30)	$(0.63)

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Shares issuable upon the exercise of stock options or warrants or upon the conversion of debt have been excluded from the computation of earnings per share to the extent that the inclusion of these instruments would be anti-dilutive. As of September 30, 2005, shares issuable upon conversion of such instruments are as follows:

Instrument	Common shares issuable upon conversion	Exercise price	Proceeds from conversion
Series A Convertible Preferred Stock	6,726,457	$2.23	$—
Series A Common Stock Warrants	1,345,291	3.28	4,412,556
Series A Convertible Notes	3,321,707	3.01	—
Series A Convertible Note Warrants	664,341	3.28	2,179,038
Series B-1 Convertible Preferred Stock	4,285,714	2.80	—
Series B-1 Common Stock Warrants	857,142	4.32	3,702,853
Series B-2 Convertible Preferred Stock	8,928,569	2.80	—
Series B-2 Common Stock Warrants	1,785,713	4.29	7,660,709
Options issued under Incentive Stock Option Plans	981,858	0.69-1.99	1,317,576
Options issued under Incentive Stock Option Plans	1,148,413	2.20-2.49	2,606,882
Options issued under Incentive Stock Option Plans	1,892,500	2.79-4.49	6,727,075

Total	31,937,705		$28,606,689

As of September 30, 2004, shares issuable upon conversion of such instruments were as follows:

Instrument	Common shares issuable upon conversion	Exercise price	Proceeds from conversion
Series A Convertible Preferred Stock	6,726,457	$2.23	$—
Series A Common Stock Warrants	1,345,291	3.28	4,412,556
Series A Convertible Notes	3,321,707	3.01	—
Series A Convertible Note Warrants	664,341	3.28	2,179,038
Series B-1 Convertible Preferred Stock	4,285,714	2.80	—
Series B-1 Common Stock Warrants	857,142	4.32	3,702,853
Warrants issued under 2000 financing agreement	32,500	0.75	24,375
Options issued under Incentive Stock Option Plans	1,202,225	0.50-1.37	1,559,388
Options issued under Incentive Stock Option Plans	1,342,545	1.60-2.49	3,061,677
Options issued under Incentive Stock Option Plans	1,087,500	2.54-4.04	3,847,675

Total	20,865,422		$18,787,562

8. Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25—Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The following table is a computation of the pro forma earnings had the Company accounted for stock option grants based on their fair value as determined under Statement of Financial Accounting Standard (“SFAS”) No. 123—Accounting for Stock Based Compensation:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net loss available to common shareholders, as reported	$(2,197,100)	$(5,942,300)	$(4,725,700)	$(8,954,100)
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	195,500	39,400	819,500	754,700

Pro forma net loss available to common shareholders	$(2,392,600)	$(5,981,700)	$(5,545,200)	$(9,708,800)

Earnings per share:
Basic and diluted, as reported	$(0.14)	$(0.39)	$(0.30)	$(0.63)

Basic and diluted, pro forma	$(0.15)	(0.39)	$(0.35)	(0.69)

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following assumptions were used for grants: dividend yield of 0%; expected volatility of 35% to 76%; expected life of the option of 5 years; and risk-free interest rate of 2.25% to 5.85%.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment, which replaces SFAS No. 123 Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The Company will adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The approach towards adoption of the new pronouncement is still under consideration and the effects of adoption have yet to be determined.

To avoid recognizing additional compensation expense following the adoption of SFAS No. 123(R) the Company has accelerated vesting of certain options for certain option holders when the exercise price of the option has exceeded the fair market value of the Company’s Common Stock. The table below summarizes the accelerated vesting of options during the nine months ended September 30, 2005.

Number of options	Exercise price	Original vesting date	Accelerated vesting date
100,000	$3.42	02/17/06	03/02/05
90,002	$3.80	04/08/06	01/26/05
25,000	$3.69	02/02/06	01/31/05
6,668	$3.90	03/01/06	01/19/05
1,667	$3.80	02/25/06	01/26/05

9. Concentration of Business

Almost all of the Company’s revenue is derived either directly from the U.S. government as prime contractor or indirectly as a subcontractor to other government prime contractors. Approximately 69% of the Company’s 2005 year-to-date revenue has been derived from various Department of Defense and intelligence agencies. Approximately 31% of the Company’s 2005 year-to-date revenue has been derived, directly or indirectly, from NASA.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

10. Convertible Preferred Stock and Convertible Notes

Series A Convertible Preferred Stock and Convertible Notes

In December 2003, the Company issued for $15.0 million, 6,726,457 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,345,291 Common Stock Warrants exercisable at $3.28 per share. The Series A Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for the Series A Preferred Stock for the three and nine months ended September 30, 2005 was $0.2 million and $0.7 million, respectively.

Upon issuance of the Series A Preferred Stock, the Company allocated relative fair value of approximately $3.8 million to the Common Stock Warrants and recorded a beneficial conversion charge related to the Series A Preferred Stock of approximately $11.1 million. These amounts are being recorded as accretion of Series A Preferred Stock on a straight-line basis through the earliest redemption date of December 9, 2007. For the three and nine months ended September 30, 2005, the Company recorded $0.9 million and $2.8 million, respectively, of accretion related to these charges. The unamortized discount as of September 30, 2005 was $8.2 million.

The Series A Preferred Stock is convertible into Common Stock at any time at the election of its holders, initially at a ratio of one share of Common Stock for every share of Series A Preferred Stock. The Series A Preferred Stock will automatically convert into Common Stock if, any time following June 9, 2005, the average closing price of the Common Stock over a 20 consecutive trading day period exceeds $7.52 (calculated as 2.5 times $3.01, the conversion price in effect for the Series A Preferred Stock). In addition, the Series A Preferred Stock held by holders that do not accept an offer by the Company to purchase the Series A Preferred Stock for at least 2.5 times the conversion price then in effect will automatically convert into Common Stock. The Series A Preferred Stock will also automatically convert into Common Stock upon the agreement of the holders of a majority of the Series A Preferred Stock.

Holders of the Series A Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after December 9, 2007, at the Series A Purchase Price of $2.23 per share, as adjusted for stock splits, stock dividends and similar events, plus accrued but unpaid dividends.

In December 2003, the Company also issued, in aggregate, $10,000,000 principal amount of Series A Secured Subordinated Convertible Promissory Notes (the “Series A Convertible Notes”) convertible into 3,321,707 shares of common stock and 664,341 Common Stock Warrants exercisable at $3.28 per share.

Upon issuance of the Series A Convertible Notes, the Company allocated relative fair value of approximately $1.9 million to the Series A Convertible Note Warrants and recorded a beneficial conversion charge related to the Series A Convertible Notes of approximately $5.3 million. The discount created by these charges is being amortized to interest expense over the life of the Series A Convertible Notes. For the three and nine months ended September 30, 2005, the Company recognized $0.5 million and $1.4 million, respectively, of amortization of that discount. The unamortized discount as of September 30, 2005 was $4.0 million.

Series B-1 and B-2 Convertible Preferred Stock

In May 2004, the Company issued in aggregate $12,000,000 principal amount of convertible secured senior subordinated promissory notes (“Series B-1 Notes”) and 857,142 Common Stock Warrants exercisable at $4.32 per share. In September 2004, the Series B-1 Notes were converted into 3,428,571 shares of Series B Convertible Preferred Stock (“Series B-1 Preferred Stock”). The Series B-1 Common Stock Warrants will expire on May 28, 2014.

The Series B-1 Preferred Stock is convertible into Common Stock at any time at the election of its holders at a per share conversion price of $2.80 (the “Series B-1 Conversion Price”). The Series B-1 Preferred Stock will automatically convert into Common Stock if, any time following March 15, 2006, the average closing price of the Common Stock over the immediately preceding 20 consecutive trading day period exceeds $8.75 (calculated as 2.5 times the Series B-1 Original Issue Price of $3.50). In addition, any holders that do not accept an offer by the Company to purchase the Series B-1 Preferred Stock for at least 2.5 times the Series B-1 Original Issue Price will automatically convert into Common Stock. The Series B-1 Preferred Stock will also automatically convert into Common Stock upon the agreement of the holders of 75% of the then outstanding Series B Preferred Stock.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Holders of two-thirds of the then outstanding Series B Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after September 15, 2008 (the fourth anniversary of the Series B Original Issue Date) at the Series B Original Issue Price, plus accrued but unpaid dividends.

In April 2005, the Company issued for $25.0 million, an additional 7,142,856 shares of Series B Convertible Preferred Stock (“Series B-2 Preferred Stock”) and 1,785,713 Common Stock Warrants exercisable at $4.29 per share. The Common Stock Warrants will expire on April 1, 2015.

Upon issuance of the Series B-2 Preferred Stock, the Company allocated relative fair value of $2.4 million to the Common Stock Warrants and recorded a beneficial conversion charge related to the Series B-2 Preferred Stock of $8.0 million. These amounts are being recorded as accretion of Series B-2 Preferred Stock on a straight-line basis through the earliest redemption date of September 15, 2008. For the three and nine months ended September 30, 2005 the Company recorded $0.7 million and $1.3 million, respectively, of accretion related to these charges. The unamortized discount as of September 30, 2005 was $9.2 million.

The Series B-2 Preferred Stock is convertible into Common Stock at any time at the election of its holders at a per share conversion price of $2.80 (the “Series B-2 Conversion Price”). The Series B-2 Preferred Stock will automatically convert into Common Stock if, any time following March 15, 2006, the average closing price of the Common Stock over the immediately preceding 20 consecutive trading day period exceeds $8.75 (calculated as 2.5 times the Series B-2 Original Issue Price of $3.50). In addition, any holders that do not accept an offer by the Company to purchase the Series B-2 Preferred Stock for at least 2.5 times the Series B-2 Original Issue Price of $3.50 will automatically convert into Common Stock. The Series B-2 Preferred Stock will also automatically convert into Common Stock upon the agreement of the holders of 75% of the then outstanding Series B-2 Preferred Stock.

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

All Series B Convertible Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for the Series B-1 Preferred Stock for the three and nine months ended September 30, 2005 was $0.2 million and $0.5 million, respectively. Dividend expense for the Series B-1 Preferred Stock for the three and nine months ended September 30, 2004 was $29,600. Dividend expense for the Series B-2 Preferred Stock for the three and nine months ended September 30, 2005 was $0.4 million and $0.8 million, respectively.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Summary of Charges

The following provides the details of the Series A and Series B-1 and B-2 Preferred Stock and the associated quarterly dividends and accretion for 2005.

				Quarterly Dividends and Accretion
	Face Value	Carrying Value At September 30, 2005	Remaining Amount to be Accreted	Cash	Non - Cash Preferred Stock Accretion	Remaining Period of Amortization
Series A Preferred Stock	$15,000,000	$6,798,800	$8,201,200	$225,000	$937,500	2.25 years
Series B-1 Preferred Stock	$12,000,000	$12,000,000	—	$180,000	—	—
Series B-2 Preferred Stock	$25,000,000	$15,882,300	$9,177,700	$375,000	$651,300	3.50 years

The table below details the Series A convertible debt and remaining amortization expense that will be recognized in subsequent quarters as interest expense:

				Quarterly Expenses
	Face Value	Carrying Value At September 30, 2005	Remaining Amount to be Amortized	Cash	Non – Cash Interest Accretion	Remaining Period of Amortization
Series A Convertible Notes	$10,000,000	$6,045,600	$3,954,400	$172,600	$482,000	2.25 years

11. Commitments and Contingencies

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. As of September 30, 2005, the maximum amount payable under the terms of the guaranteed shares was $1,628,600. As the fair market value of the Company’s Common Stock was in excess of the guaranteed share prices as of September 30, 2005, no amounts were accrued under the guarantee.

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

In August 2005 the Company entered into a lease agreement, considered an operating lease, with a property management company to lease approximately 27,500 square feet of office space to be used as the Company’s new corporate headquarters. The lease commences on January 1, 2006 and the initial term of the lease is seven years with one optional renewal period of five years. The Company plans on taking occupancy of the new facility in mid December 2005. Future minimum lease payments over the seven-year lease term will be approximately $5.6 million.

12. Segment Reporting

Although Analex is organized into two strategic business units, the Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company aggregates the operations of all of its government contracting units into one reportable segment consisting of two strategic business units: the Homeland Security Group and the Systems Engineering Group. Both Homeland Security Group and Systems Engineering Group provide engineering, information technology, security, intelligence support or technical services to federal government agencies or major defense contractors.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

13. Discontinued Operations

During the second quarter of 2004, the Company concluded that ABS, a wholly-owned subsidiary of the Company, did not fit with the Company’s long-term plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004. Therefore, the results of operations of this business are reported as discontinued operations, net of applicable income taxes, for all periods presented. Proceeds from the sale of ABS were two non-recourse notes for $1 million. The Company reviewed the future viability of ABS and its underlying credit worthiness and determined a full reserve against the notes was necessary. Amounts received under these two notes, if any, will be recorded upon receipt as Income on Disposal of Discontinued Operations, net of tax. For the three and nine months ended September 30, 2005 amounts received under these notes were $53,000 and $0.1 million, respectively. No amounts were received for the three and nine months ended September 30, 2004.

The Company’s historical financial statements have been restated to reflect ABS as discontinued operations for the periods presented. Operating results of the discontinued business are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenue	$—	$661,300	$—	$1,639,900
Income (loss) from discontinued operations	—	124,000	—	(5,200)
Income tax (expense) benefit	—	(47,900)	—	2,000
Income (loss) from discontinued operations, net of tax	$—	$76,100	$—	$(3,200)

14. Litigation and Claims

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. The Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July 2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and the Company received payment. Legal fees are expected to be approximately $290,000. Based on an opinion by counsel, the Company believes that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, a receivable in the amount of $984,000 has been recorded. However, on July 28, 2004, the Company received from NASA a Notice of Intent to Disallow Costs. Notwithstanding the Notice of Intent to Disallow Costs, the Company continues to believe that NASA will reimburse the costs of the settlement. Discussions with NASA are continuing. However, there can be no assurance that the Company will be reimbursed in full by NASA in the foreseeable future.

On April 29, 2005 the Company was served on with a compliant filed by H&K Strategic Business Solutions, LLC (“HKSBS”) alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004 that was later terminated by the Company on February 14, 2005. Under the complaint, HKSBS is seeking damages of $830,000 together with legal fees and expenses. The Company believes the complaint is without merit. However, since the case is still in an early stage, the Company cannot predict the outcome of the proceeding at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain matters contained in the following discussion and analysis concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in growing our business through acquisitions or otherwise, the realization of sales from backlog, and the sufficiency of capital to meet our working capital needs, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we may not be able to predict accurately or control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, and as a result of many factors, including, but not limited to the following:

•	our dependence on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and NASA;

•	our dependence on three material contracts, each of which accounted for a significant percentage of our revenue and operating income for the three and nine months ended September 30, 2005;

•	the business risks peculiar to the defense industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our ability to accurately estimate our backlog;

•	our ability to maintain strong relationships with other contractors;

•	our ability to recruit and retain qualified skilled employees who have the required security clearance;

•	economic conditions, competitive environment, and timing of awards and contracts;

•	our ability to identify future acquisition candidates and to integrate acquired operations;

•	our ability to raise additional capital to fund acquisitions;

•	our substantial debt and the restrictions imposed on us by certain debt agreements; and

•	our ability to control indirect costs, particularly costs related to funding our self-insured health plan.

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

INTRODUCTION

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. We will discuss and provide our analysis of the following:

•	Overview of Business

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	New Accounting Pronouncements

OVERVIEW OF BUSINESS

We are a provider of mission-critical professional services to federal government clients. We focus on developing innovative technical approaches for the intelligence community, analyzing and supporting defense systems, and designing, developing and testing aerospace systems. We have one reportable segment, which is engaged in professional services related to information technology and systems engineering for the U.S. government, primarily the Department of Defense, certain intelligence agencies, and National Aeronautics and Space Administration (“NASA”). We provide our services through two strategic business units: the Homeland Security Group and the Systems Engineering Group

Our Homeland Security Group, accounting for approximately 69% of our revenue for the nine months ended September 30, 2005, provides information technology services, systems integration, hardware and software engineering, independent quality assurance, and security and intelligence services. We provide these services to the intelligence community, including the National Reconnaissance Office (“NRO”), the Missile Defense Agency, the National Security Agency, the Department of Defense, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman. We expect that our Homeland Security Group will continue to benefit from the country’s shifting priorities and new emphasis on enhanced intelligence capabilities.

Our Systems Engineering Group, accounting for approximately 31% of our revenue for the nine months ended September 30, 2005, provides engineering, information technology and program management support to NASA, the Department of Defense, and major aerospace contractors in support of the development of space-based systems. The Systems Engineering Group also supports operations of terrestrial assets and the launch of unmanned rockets by NASA under our Expendable Launch Vehicle Integrated Support (“ELVIS”) contract. Specific capabilities of the Systems Engineering Group include expendable launch vehicle engineering, space systems development, and ground support for space operations.

On April 1, 2005, we acquired ComGlobal Systems, Incorporated (“ComGlobal”). ComGlobal, a software engineering and information technology firm, specializes in command, control, communications, computers and intelligence (“C4I”) programs for the military. Its largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. ComGlobal is reported as a part of our Homeland Security Group.

On May 28, 2004, we acquired Beta Analytics, Inc. (“BAI”). BAI provides information and technology asset protection solutions, intelligence analysis, and security services. BAI’s services cover a range of life-cycle protection and physical security services specifically in the areas of information protection, physical security, intelligence threat assessment and analysis, technology protection, security management and security education and training. BAI is reported as a part of our Homeland Security Group.

During the quarter ended June 30, 2004, we concluded that Advanced Biosystems, Inc. (“ABS”), a then wholly-owned subsidiary of our business, did not fit with our long-term strategic plan and we decided to divest ABS. We disposed of ABS on November 16, 2004 and have presented the results of operations of ABS as a discontinued operation for all periods presented herein.

Our services are provided under three types of contracts: cost-plus-fee, time-and-material, and fixed-price contracts.

•	Cost-plus-fee contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish a ceiling amount that we may not exceed without the approval of the contracting officer. If our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs.

•	Time-and-material contracts provide for the payment of services based on direct labor hours derived at specified fixed hourly rates. Profit margins on time-and-material contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to our contracts. We assume the risk that costs of performance may exceed the negotiated hourly rates.

•	Fixed-price contracts provide for delivery of products or services for a price that is negotiated in advance. The price is not subject to adjustment and that means we assume the financial risk of costs overruns. If the costs exceed our estimates to deliver the required products or services, profit margins decrease and a loss may be realized on the contract.

The following table summarizes our revenue from each type of contract as a percentage of our total revenue:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Cost-plus-fee	44%	31%	40%	38%
Time-and-material	32	51	34	46
Fixed price	24	18	26	16

Total	100%	100%	100%	100%

We generate a majority of our revenue as a prime contractor to the federal government. We intend to focus on retaining and increasing the percentage of our business as a prime contractor because we believe it provides us with stronger client relationships. The following table summarizes our revenue as a prime contractor and as subcontractor as a percentage of our total revenue:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Prime contract revenue	75%	72%	72%	54%
Subcontract revenue	25	28	28	46

Total revenue	100%	100%	100%	100%

Revenue generated from contracts to U.S. federal government agencies and their prime contractors represented approximately 99% of our total revenue during the nine months ended September 30, 2005 and 2004. The Department of Defense accounted for approximately 69% of our revenue in the nine months ended September 30, 2005 and 52% for the same period in 2004. NASA is our largest customer, generating 31% of our revenue for the nine months ended September 30, 2005 and 46% of our revenue for the same period in the prior year. Approximately 12% of our revenue and 46% of our operating income for the nine months ended September 30, 2005 came from one prime contract with an agency within the Department of Defense. Approximately 20% of our revenue for the nine months ended September 30, 2005 came from one prime contract with NASA, which will continue until September 2011, if the remaining contract option is exercised in 2008. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.

Our backlog of orders, based on remaining contract value, believed to be firm as of September 30, 2005 was approximately $300 million. Funded backlog as of September 30, 2005 was approximately $69 million. Included in backlog are amounts from future years of government contracts under which the government has the right to exercise an option for the Company to perform services.

All of our U.S. government contracts are subject to audit and various cost controls, and include standard provisions for termination at the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable.

Our objective is to grow revenue both organically and through acquisitions. To accomplish this objective, we plan to selectively acquire companies that complement and enhance our existing businesses or that provide an entry into new markets or customers. We are currently reviewing potential acquisition targets. We expect to issue additional equity and debt securities to fund our acquisitions.

RESULTS OF OPERATIONS AND RELATED INFORMATION

The following tables provide comparative and common size results of operations for the three and nine months ended September 30, 2005 and 2004, followed by our discussion and analysis of the results.

Comparison of the Three Months Ended September 30, 2005

to the Three Months Ended September 30, 2004

	September 30, 2005	% of Revenue	September 30, 2004	% of Revenue
Revenue	$37,858,000	100.0%	$27,852,000	100.0%
Operating costs and expenses
Cost of revenue	30,579,400	80.8	22,643,400	81.3
Selling, general and administrative	4,177,700	11.0	2,625,300	9.4
Amortization of intangible assets	960,800	2.5	541,000	1.9

Total operating costs and expenses	35,717,900	94.3	25,809,700	92.7
Operating income	2,140,100	5.7	2,042,300	7.3
Other income and expense
Interest income	2,900	—	4,500	—
Interest expense	(1,020,700)	(2.7)	(5,631,800)	(20.2)

Income (loss) from continuing operations before income taxes	1,122,300	3.0	(3,585,000)	(12.8)

Provision for income taxes	811,100	2.1	1,455,900	5.2

Income (loss) from continuing operations	311,200	0.8	(5,040,900)	(18.1)
Loss (income) from discontinued operations, net of tax	(135,900)	(0.4)	76,100	0.3
Gain on disposal of discontinued operations, net of income taxes	—	—	214,700	0.8

Net income (loss)	175,300	0.5	(4,750,100)	(17.1)

Dividends on Series A convertible preferred stock	(228,600)	(0.6)	(225,000)	(0.8)
Dividends on Series B-1 convertible preferred stock	(180,000)	(0.5)	(29,600)	(0.1)
Dividends on Series B-2 convertible preferred stock	(375,000)	(1.0)	—	—
Accretion of convertible preferred stock	(1,588,800)	(4.2)	(937,600)	(3.4)

Net loss available to common shareholders	$(2,197,100)	(5.8)%	$(5,942,300)	(21.3)%

Comparison of the Nine Months Ended September 30, 2005

to the Nine Months Ended September 30, 2004

	September 30, 2005	% of Revenue	September 30, 2004	% of Revenue
Revenue	$104,444,800	100.0%	$66,698,900	100.0%
Operating costs and expenses
Cost of revenue	85,276,000	81.6	54,752,800	82.1
Selling, general and administrative	9,807,100	9.4	6,281,000	9.4
Amortization of intangible assets	2,412,000	2.3	967,500	1.5

Total operating costs and expenses	97,495,100	93.3	62,001,300	93.0
Operating income	6,949,700	6.7	4,697,600	7.0
Other income and expense
Interest income	6,100	—	49,900	0.1
Interest expense	(2,783,100)	(2.7)	(8,031,800)	(12.0)

Income from continuing operations before income taxes	4,172,700	3.9	(3,284,300)	(4.9)

Provision for income taxes	2,712,700	2.6	1,840,700	2.8

Income (loss) from continuing operations	1,460,000	1.4	(5,125,000)	(7.7)
Income (loss) from discontinued operations, net of tax	(105,600)	(0.1)	(3,200)	—
Loss on disposal of discontinued operations, net of income taxes	—	—	(307,100)	(0.5)

Net income (loss)	1,354,400	1.3	(5,435,300)	(8.1)

Dividends on Series A convertible preferred stock	(675,000)	(0.6)	(675,000)	(1.0)
Dividends on Series B-1 convertible preferred stock	(540,000)	(0.5)	(29,600)	—
Dividends on Series B-2 convertible preferred stock	(750,000)	(0.7)	—	—
Accretion of convertible preferred stock	(4,115,100)	(3.9)	(2,814,200)	(4.2)

Net loss available to common shareholders	$(4,725,700)	(4.5)%	$(8,954,100)	(13.4)%

Revenue

Revenue for the three months ended September 30, 2005 was $37.9 million, an increase of $10.0 million, or 36%, from the same period in the previous year. Organic revenue growth was 0.1% for the three months ended September 30, 2005. Substantially all of the growth in total revenue for the three months ended September 30, 2005, was attributable to our ComGlobal acquisition.

Revenue for the nine months ended September 30, 2005 was $104.4 million, an increase of $37.7 million, or 57%, from the same period in the prior year. Organic revenue growth was 4.0% for the nine months ended September 30, 2005. The balance of the growth in total revenue for the nine months ended September 30, 2005 was attributable to our ComGlobal and BAI acquisitions.

The Homeland Security Group provided $27.5 million, or 73%, of our revenue for the three months ended September 30, 2005 and $72.0 million, or 69%, of our revenue for the nine months ended September 30, 2005. Excluding the impact of the ComGlobal acquisition, Homeland Security Group revenue increased 2.5% and 3.6% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year. This growth is attributable to increased independent verification and validation services provided in support of launches of expendable launch vehicles by the United States Air Force and the NRO. In addition, we provided increased information and technology asset protection solutions to various agencies within the United States Government including the Missile Defense Agency (“MDA”) and Counterintelligence Field Activity (“CIFA”).

The Systems Engineering Group provided $10.4 million, or 27%, of our revenue for the three months ended September 30, 2005 and $32.4 million, or 31%, of our revenue for the nine months ended September 30, 2005. Systems Engineering Group revenue decreased approximately 3.6% for the three months ended September 30, 2005 compared to same period in the prior year. This decline is attributable to the expected continued step-down of our Microgravity Research Development and Operations subcontract (“MRDOC”) and also a decrease in NASA directed purchasing. However, for the nine months ended September 30, 2005, revenue from our ELVIS contract increased 9.5% from the same period in the prior year. This year-to-date revenue growth in our ELVIS contract contributed to a 4.8% increase in our System Engineering Group’s revenue for the nine months ended September 30, 2005 compared to the same period in the prior year.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2005 was $30.6 million, an increase of $8.0 million, or 35.0%, from the same period in the prior year. Cost of revenue for the nine months ended September 30, 2005 was $85.3 million, an increase of $30.6 million, or 55.7%, from the same period in the prior year. Cost of revenue, as a percentage of revenue for the three months ended September 30, 2005 was 80.8%, compared to 81.3% for the same period in the prior year. Cost of revenue, as a percentage of revenue for the nine months ended September 30, 2005 was 81.6%, compared to 82.1% for the same period in the prior year. The decrease in cost of revenue, as a percentage of revenue, for the three and nine months ended September 30, 2005 is attributable to the improving profitability of our contract base, which decreases cost of revenue in relation to revenue.

Selling, General and Administrative Expenses (SG&A)

SG&A for the three months ended September 30, 2005 was $4.2 million, an increase of $1.6 million, or 59.1%, from the same period in the prior year. SG&A expense for the nine months ended September 30, 2005 was $9.8 million, an increase of $3.5 million, or 56.1%, from the same period in the prior year. SG&A, as a percentage of revenue was 11.0% for the three months ended September 30, 2005 compared to 9.4% for the same period in the prior year. For the nine months ended September 30, 2005 and 2004, SG&A, as a percentage of revenue remained consistent at 9.4%. As we acquire and integrate companies, we expect to leverage our central corporate services, reducing the ratio of SG&A to revenue. The increase in our SG&A expense as a percentage of revenue for the three months ended September 30, 2005 is attributable to one-time systems conversion costs of $0.4 million relating to the integration of ComGlobal and one-time transition costs related to hiring two new senior executives effective September 2005.

Amortization of Intangible Assets

Intangible amortization expense for the three months ended September 30, 2005 was $1.0 million, an increase of $0.4 million, or 77.6%, from the same period in the prior year. Intangible amortization expense for the nine months ended September 30, 2005 was $2.4 million, an increase of $1.4 million, or 149.3%, from the same period in the prior year. This increase is attributable to the additional amortization expense we recorded associated with the $7.4 million of identifiable intangible assets resulting from the April 2005 acquisition of ComGlobal and the $6.1 million of identifiable intangible assets resulting from the May 2004 acquisition of BAI.

Operating Income

Operating income for the three months ended September 30, 2005 was $2.1 million, an increase of $0.1 million, or 4.8%, from the same period in the prior year. Operating income for the nine months ended September 30, 2005 was $6.9 million, an increase of 2.3 million, or 47.9%, from the same period in the prior year. Operating margin for the three months ended September 30, 2005 was 5.7% compared to 7.3% for the same period in the prior year. Operating margin for the nine months ended September 30, 2005 was 6.7% compared to 7.0% for the same period in the prior year. The decline in our operating margin is attributable to increased amortization expense associated with acquisition related identifiable intangible assets, the one-time ComGlobal integration costs and the senior executive transition costs described in the SG&A section.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA, as defined below, for the three months ended September 30, 2005 was $3.4 million after adding depreciation of $0.3 million and amortization of $1.0 million to operating income of $2.1 million. This was an increase of $0.6 million, or 23.0% from the same period in the prior year. EBITDA for the nine months ended September 30, 2005 was $9.9 million after adding depreciation of $0.5 million and amortization of $2.4 million to operating income of $7.0 million. This was an increase of $4.0 million, or 68.7% from the same period in the prior year. For the three months ended September 30, 2005 EBITDA, as a percent of revenue, was 8.9% compared to 9.8% for the same period in the prior year. For the nine months ended September 30, 2005, EBITDA, as a percentage of revenue was and 9.5% compared to 8.8% for the same period in the prior year. The decline in EBITDA margin for the three months ended September 30, 2004 is attributable the one-time ComGlobal integration and senior executive transition costs described in SG&A section above. The increase in EBITDA margin for the nine months ended September 30, 2005 is attributable to the higher contract profitability.

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

EBITDA is a widely used measure of operating performance. It is presented as supplemental information that we believe is useful to investors in evaluating our results because it excludes certain non-cash expenses that are not directly related to our core operating performance. EBITDA is calculated by adding net interest expense, income taxes, discontinued operations, depreciation and amortization to net income. EBITDA should not be considered as a substitute either for net income, as an indicator of our operating performance, or for cash flow, as measures of our liquidity. In addition, because all companies do not calculate EBITDA identically, our presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

Interest Expense

Interest expense for the three months ended September 30, 2005 was $1.0 million, a decrease of $4.6 million, or 81.9%, from the same period in the prior year. Interest expense for the nine months ended September 30, 2005 was $2.8 million, a decrease of $5.2 million, or 65.3%, from the same period in the prior year. For the three and nine months ended September 30, 2004, we recorded $4.6 million and $5.4 million, respectively, of interest expense incurred on our Series B Senior Subordinated Note. We did not record any interest expense on our Series B Senior Subordinated Note for the three and nine months ended September 30, 2005 because in September 2004, we converted this note into our Series B-1 Convertible Preferred Stock. The elimination of the interest on our Series B Note was partially offset by increased interest expense associated with the $22 million borrowed on our Credit Facility in connection with our acquisition of ComGlobal.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2005 was $0.8 million, a decrease of $0.6 million, or 44.3%, from the same period in the prior year. The provision for income taxes for the nine months ended September 30, 2005 was $2.7 million, an increase of $0.9 million, or 47.4%, from the same period in the prior year. Our effective tax rate, or the ratio of income tax expense reported in relation to income from continuing operations before income taxes, is impacted significantly by the non-tax deductible expense associated with our Series A Convertible Note.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to aquire capital assets, to pay the interest on our credit facility, to make quarterly dividend payments on our convertible preferred stock and to make selective strategic acquisitions.

Cash Flow

For the nine months ended September 30, 2005, net cash provided by operating activities was $6.3 million, compared to $2.5 million for the same period in the prior year. Accounts receivable represents one of our largest components of working capital. We bill most of our clients in the month after services have been rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. For the nine months ended September 30, 2005, compared to the same period in 2004, our revenue growth, in conjunction with continued improvements to our invoicing and collection process, resulted in increased collection frequency and volume.

Cash used in investing activities was $46.7 million for the nine months ended September 30, 2005, compared to $27.9 for the same period in the prior year. Cash provided by financing activities was $40.5 million for the nine months ended September 30, 2005, compared to $13.9 million for the same period in 2004. Our cash flows from investing and financing activities were primarily attributable to our BAI aquisition in May 2004 and our ComGlobal acquisition in April 2005.

In May 2004, we issued our Series B-1 Notes, receiving $12 million in proceeds. We used these proceeds, in conjunction with financing proceeds of $10 million we received in December 2003, to purchase BAI. The purchase price of BAI, including transaction related costs, was $37.9 million.

In April 2005, we received proceeds of $25 million when we issued our Series B-2 Convertible Preferred Stock. In addition, we borrowed $22 million from our Senior Revolving Credit Facility. We used these proceeds to purchase

ComGlobal. The purchase price of ComGlobal, including transaction related costs, was $47.9 million. Refer to Note 10 for the details and a summary of changes in our financing instruments issued in connection with our 2004 and 2005 acquisition activity.

Credit Facility and Borrowing Capacity

We have a long-standing relationship with Bank of America, N.A. (“the Bank”). Part of our relationship with the Bank includes a revolving line of credit (“the Credit Facility”) used for senior acquisition financing and working capital requirements. On April 1, 2005, in connection with the acquisition of ComGlobal, the Credit Facility was amended and restated to increase the amount available from $20 million to $40 million, subject to certain financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of September 30, 2005 we were in compliance with these covenants. The Credit Facility has a maturity date of May 31, 2008. Interest on the Credit Facility is at the LIBOR Rate plus an applicable margin as specified in a pricing grid. As of September 30, 2005, the outstanding balance of the Credit Facility was $21.7 million. The interest rate at September 30, 2005 was 6.35%. Borrowing availability under our Credit Facility continues to be sufficient to fund normal operations. Available borrowing capacity on our Credit Facility at September 30, 2005 was approximately $14.2 million.

The Credit Facility also restricts our ability to dispose of properties, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is secured by our accounts receivable and other assets.

Private Stock Offering

In March 2005, our Board of Directors, including its compensation committee, comprised soley of independent directors, approved the sale of up to 300,000 shares of unregistered Common Stock to certain employees of ComGlobal as an inducement material to their employment with us. In April 2005, all of the approved shares of our unregistered Common Stock were sold to 22 employees of ComGlobal. We received $840,000 from the sale of such shares. The sale was made in an exempt offering under Rule 506 of the Securities Act of 1933, as amended.

Guarantees and Committments

Pursuant to the November 2, 2001 acquisition of the former Analex, we issued 3,572,143 shares of our Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which we guarantee for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. As of September 30, 2005, the maximum amount payable under the terms of the guaranteed shares was approximately $1.6 million. As the fair market value of our Common Stock was in excess of the guaranteed share prices as of September 30, 2005, we did not accrue any amounts under the guarantee.

On November 2, 2001, we issued promissory notes to certain Analex sellers totaling approximately $0.8 million with a five-year term, bearing interest at 6%. As of September 30, 2005 the outstanding balance of the promissory notes was approximately $0.3 million. We also entered into non-competition agreements with former employees totaling $0.4 million, on a discounted basis, payable over various periods with a current balance of $52,000 at September 30, 2005.

In August 2005, we entered into a lease agreement for approximately 27,500 square feet to be used as our new corporate headquarters. The lease commences on January 1, 2006 and has a term of seven years with one optional renewal period of five years. Future minimum lease payments over seven-year lease term will be approximately $5.6 million.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) Share-Based Payment, which replaces SFAS No. 123 Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No.123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The company plans on adopting the provisions of SFAS No. 123(R) during the first quarter of 2006. The approach towards adoption of the new pronouncement is still under consideration and the effects of adoption have yet to be determined.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market Risks And Hedging Activities

The Company’s outstanding bank debt bears interest at variable interest rates tied to LIBOR. The use of variable-rate debt to finance operations and capital expenditures exposes the Company to variability in interest payments due to changes in interest rates. The Company does not currently use interest rate swaps or other means to reduce the interest rate exposure on these variable rate obligations. The Company does not hold any derivatives for trading or speculative purposes.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2005, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. The Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July 2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and the Company received payment. Legal fees are expected to be approximately $290,000. Based on an opinion by counsel, the Company believes that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, a receivable in the amount of $984,000 has been booked. However, on July 28, 2004, the Company received from NASA a Notice of Intent to Disallow Costs. Notwithstanding the Notice of Intent to Disallow Costs, the Company continues to believe that NASA will reimburse the costs of the settlement. Discussions with NASA are continuing. However, there can be no assurance that the Company will be reimbursed in full by NASA in the foreseeable future.

On April 29, 2005 the Company was served on with a compliant filed by H&K Strategic Business Solutions, LLC (“HKSBS”) alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004 that was later terminated by the Company on February 14, 2005. Under the complaint, HKSBS is seeking damages of $830,000 together with legal fees and expenses. We believe the complaint is without merit, however, the case is still in an early stage and we cannot predict the outcome of the proceeding at this time.

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

A Current Report on Form 8-K dated July 15, 2005 and filed the Securities and Exchange Commission on July 15, 2005 reported that the Company has extended Mr. Ronald B. Alexander’s employment, which was originally scheduled to terminate on July 15, 2005 to July 31, 2005.

A Current Report on Form 8-K dated July 29, 2005 and filed the Securities and Exchange Commission on July 29, 2005 reported that the Company has extended Mr. Ronald B. Alexander’s employment, which was originally scheduled to terminate on July 31, 2005 to August 15, 2005.

A Current Report on Form 8-K dated August 2, 2005 and filed the Securities and Exchange Commission on August 2, 2005 reported that the Company issued a press release announcing its financial results for the fiscal quarter ended June 30, 2005.

A Current Report on Form 8-K dated August 15, 2005 and filed the Securities and Exchange Commission on August 15, 2005 reported that the Company has extended Mr. Ronald B. Alexander’s employment, which was originally scheduled to terminate on August 15, 2005 to August 31, 2005.

A Current Report on Form 8-K dated September 1, 2005 and filed the Securities and Exchange Commission on September 1, 2005 reported that the Company has issued a press release announcing the appointment of Mr. C. Wayne Grubbs as Senior Vice President, Chief Financial Officer and Treasurer effective immediately.

A Current Report on Form 8-K dated September 7, 2005 and filed the Securities and Exchange Commission on September 7, 2005 reported that the Company entered into a written agreement with Mr. C. Wayne Grubbs, Senior Vice President and Chief Financial Officer and Treasurer whereby Mr. Grubbs received a stock option grant.

(c)	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: November 3, 2005

Analex Corporation

(Registrant)

By:	/s/ Sterling E. Phillips, Jr.	By:	/s/ C. Wayne Grubbs
	Sterling E. Phillips, Jr.		C. Wayne Grubbs
	Chairman and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and Chief Accounting Officer)