Form 10-K
period 2005-12-31
ANALEX CORP
filed 2006-03-08
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Year Ended December 31, 2005

Commission File Number 0-5404

Analex Corporation

(Exact name of registrant as specified in its charter)

Delaware	71-0869563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2677 Prosperity Avenue, Suite 400

Fairfax, Virginia 22031

(Address of principal executive offices)

5904 Richmond Highway, Suite 300

Alexandria, Virginia 22303

(Former address of principal executive offices)

Registrant’s telephone number including area code

(703) 852-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered:
Common Stock, par value $0.02 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (based upon the closing price of the Common Stock on the American Stock Exchange on June 30, 2005) was approximately $56,965,518.

As of March 8, 2006, 16,640,004 shares of the Common Stock of the registrant were outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of the Annual Report pursuant to General Instruction G(3) to Form 10-K.

PART I

Item 1.    Business

GENERAL OVERVIEW

We are a leading provider of mission-critical professional services to the U.S. government. We specialize in providing intelligence, systems engineering and security services in support of our nation’s security. Analex focuses on developing innovative technical approaches for the intelligence community, analyzing and supporting defense systems, designing, developing and testing aerospace systems and providing a full range of security support and engineering services to the U.S. government. We provide these services through one reportable segment represented by two strategic business units, our Homeland Security Group and our Systems Engineering Group.

Our principal customer is the U.S. government. Our principal U.S. government customer is the Department of Defense (“DoD”), which, directly or through its prime contractors, represented approximately 69%, 55%, and 42%, of our revenue for the years ended December 31, 2005, 2004, and 2003, respectively. The National Aeronautical and Space Administration (“NASA”) is also a significant customer, generating 30%, 44%, and 57% of our revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

Our contracts with the U.S. government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time, and generally do not require the purchase of a fixed quantity of services or products. Reductions in U.S. government defense or other spending could adversely affect our operating results. Contracts with the U.S. government are subject to audit by the Defense Contract Audit Agency (“DCAA”).

GOVERNMENT CONTRACTING INDUSTRY BACKGROUND

The preponderance of our technology and professional services business with the DoD and NASA is obtained through competitive procurement and follow-on services related to existing business. In certain instances, however, we are awarded contracts because of our technical expertise, special professional competency or proprietary knowledge in specific subject areas.

There are currently three widely used contract methods in federal procurement, single award/defined statement of work contracts, indefinite delivery/indefinite quantity (“ID/IQ”) contracts and General Services Administration (“GSA”) schedule contracts:

Single award/defined statement of work contracts. Under this contract method, which can take a year or more to complete, an agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service. Historically, single award/defined statement of work contracts were the most prevalent type of contract award used by federal government clients; however, the use of this type of contract is known to have been declining for the past several years.

Indefinite delivery/indefinite quantity (“ID/IQ”) contracts. Under this contract method, a federal government agency can form preferred provider relationships with one or more contractors. These umbrella contracts outline the basic terms and conditions under which federal government agencies may order services. ID/IQ contracts are typically managed by one agency, the sponsoring agency, and may be either for the use of a specific agency or available for use by any agency of the federal government. Contractors within the industry compete to be pre-selected to perform work under an ID/IQ contract. An ordering agency then issues delivery orders for services to be performed under the contract. If the ID/IQ contract has a single prime contractor, only that contractor may be awarded delivery orders. If the contract has multiple prime contractors, the award of the delivery order typically will be competitively determined among the pre-selected contractors.

GSA schedule contracts. GSA schedule contracts are listings of services and products, along with their respective prices, offered by federal government contractors. The GSA maintains the schedules for use by any federal agency or other authorized entity, including state and local governments. In order for a contractor to enter into a contract with the GSA and be listed on a GSA schedule, the contractor must be pre-qualified and selected by the GSA. When an agency selects services under a GSA schedule contract, the user agency, or the GSA on its behalf, will typically conduct a competitive process, limited to qualified GSA schedule contractors.

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with ID/IQ contracts and GSA schedule contracts, these vehicles have been utilized more frequently in the last several years.

KEY FACTORS DRIVING INDUSTRY GROWTH

There are several key factors which we believe will continue to drive the growth in the U.S. federal technology services market and our business in particular:

•	Increased spending on homeland security and national defense: National defense spending is projected to grow steadily over the next five years with the federal government increasing its commitment to strengthen the nation’s security, defense and intelligence capabilities. Projections on federal government spending show increases in homeland security, information systems security, intelligence operations and warfare simulation and training. The President’s budget for 2006 defense spending is $419.3 billion, a 4.8% increase over the government fiscal year 2005 budget and is the largest defense budget in history in actual dollars. The President’s budget for 2007, presented to Congress for approval, includes $439.3 billion related to defense spending and $58.3 billion related to homeland security spending, increases of 7% and 6%, respectively, from the prior year.

•	Emphasis on system modernization: To offset the costs of ongoing military operations and new initiatives in homeland security, we believe the DoD will focus on technology upgrades to take existing aircraft and ship platforms to the next generations rather than procure completely new systems. The armed services are becoming increasingly dependent on highly skilled contractors to provide the full spectrum of services needed to support these modernization activities while focusing a reduced number of military personnel on war fighting and preparedness operations.

•	Increased reliance on outsourcing. Outsourcing of operations is becoming an increasingly attractive alternative for federal agencies that are striving to maintain their core functions with limited resources and a shrinking workforce, while at the same time upgrading, standardizing and streamlining operations. We expect reductions in the federal workforce to continue due to, among other factors, a projected increase in the number of retiring government employees.

•	Emphasis on security and training initiatives. The DoD has budgeted $77 billion for six years beginning in 2007 to fund new training and certification requirements for systems administrators, and an additional $500 million has been requested for IT security initiatives resulting from the most recent quadrennial review. This funding is in addition to the $2 billion now being spent annually on information assurance from the DOD’s $30 billion IT budget. We expect the government to continue to emphasize security and training initiatives as part of the focus on the war on terror and strengthening homeland defense.

OUR APPROACH

We provide the following professional services for our federal government clients.

Information Technology Services. Our information technology services focus on design, development, test, integration and support of software and networks for mission critical systems. We develop radar, modeling and simulation and system software, all in support of collecting, testing, and analyzing data from various intelligence systems. We also provide the military with program management, systems engineering and software development services and the development of command, control, communications, computers and intelligence (“C4I”) programs.

Aerospace Engineering Services. Our aerospace engineering services focus on engineering associated with the development, support and operations of space launch vehicles and facilities as well as independent verification and validation services. We provide services in the design and testing of expendable launch vehicles for the Department of Defense and intelligence community. Our highly specialized expertise includes test, analysis and independent validation and verification support in areas such as structural dynamics, trajectory and performance, thermal system performance, and range safety. Our solutions enable the simulation of a realistic operational environment so that satellites and related systems can be tested prior to deployment. We also perform verification and validation of test results to ensure the reliability of the data.

Security and Intelligence Support Services. Our security and intelligence support services focus on analysis support and threat assessments, counterintelligence, information, network and facilities security, technology protection and security education and training.

We provide these services through one reportable segment consisting of two strategic business units, the Homeland Security Group and the Systems Engineering Group.

Homeland Security Group (“HSG”)

Our HSG provides various information technology solutions and services to our customers in the military and intelligence communities. Specific information technology solutions and services we provide include:

•	The Tomahawk Communication System (“TCOMMS”) and the TCOMMS Interface Processor, which together provide the front-end interface to all communications systems and networks required to support the operation of the Tomahawk Command and Control Systems (“TC2S”);
•	The PC Mission Distribution System, which provides the external link between the TC2S and the operating forces through automated and interactive Tomahawk command and control capabilities supporting strike planning and real-time management of strike execution. Its primary mission is to distribute information and data in support of Tomahawk employment and integrated Tactical Air Operations;
•	The Intelligence Situation Awareness Tool (“ISAT”), which is a multi-functional solution which provides tools to build, maintain and display a near real-time tactical picture by fusing information from multiple sources. ISAT processes and combines textual, parametric and positional information to produce a situation awareness display which can be used to support a variety of command and control, tactical and analytical situations;
•	C4I program management services for the United States Air Force at the Electronic Systems Center at Hascom AFB;
•	Software development, systems integration, configuration management and network administration services for the National Security Agency (“NSA”); and
•	Program management, systems engineering, software development and technical and administrative support to the Space and Naval Warfare Systems Command (“SPAWAR”).

We provide various aerospace engineering services to our military and intelligence community customers including independent validation and verification services to both the United States Air Force (“USAF”) and the National Reconnaissance Office (“NRO”) in support of launches of expendable launch vehicles.

We provide security and intelligence services to the Missile Defense Agency (“MDA”) including an effective partnership with the Ballistic Missile Defense System (“BMDS”) program. Specific services include security to protect the enterprise; serving as the foreign disclosure authority for the MDA to manage international security operations; responsibility for the management and execution of counterintelligence programs; operation security services in support of BMDS worldwide; managing the MDA Sensitive Compartmented Information (“SCI”) security operations and all internal security programs; and operating and maintaining the Security Operations Center/Access Control Center. In support of the U.S. Army, we established and operate the Army Research and Technology Protection Center (“ARTPC”) under the Deputy Chief of Staff for Intelligence as the single Army focal point for the integration of technology and acquisition program protection.

Systems Engineering Group (“SEG”)

Our SEG provides information technology and aerospace engineering services to various NASA programs. We provide engineering and information technology services to assist in the development of space launch systems and support operations of terrestrial assets. We also assist in the launch of expendable launch vehicles and satellites, and assist in the design and construction of space-based experiments, components and payloads associated with the International Space Station.

Our Expendable Launch Vehicle Integrated Support (“ELVIS”) contract with NASA was effective July 1, 2002 and has a nine-year and four-month period of performance if all option terms are exercised. In October 2005, NASA’s Kennedy Space Center exercised the first of two possible contract options. The performance period for this $65 million option is from October 1, 2005 through September 30, 2008. During this three-year option, we will provide ground services and flight technical support in the areas of engineering; safety and mission assurance; facilities; payloads; launch vehicle/payload integration; launch operations; systems management and business services. We will continue to provide these services for NASA at the John F. Kennedy Space Center and Cape Canaveral Air Force Station, Florida, and also at the Vandenberg Air Force Base, California. In 2005, the ELVIS contract generated $28.0 million in revenue, or 20% of our total revenue for the year. In February 2006, we were awarded an additional $32.7 million in new tasks under our ELVIS contract.

We also provide information technology and aeronautical engineering services supporting the programs of the NASA Glenn Research Center in Cleveland, Ohio under the Glenn Engineering and Scientific Services (“GESS”) subcontract with QSS Corporation. These support services include development of next generation launch vehicles, engineering design and development of aerospace systems, engineering support to research and technology development, engineering support to operations of experimental systems, and project management support. In 2005, the GESS contract generated $11.5 million in revenue, or 8.2% of our total revenue for the year. The contract is scheduled to end in April 2006. We are currently a subcontractor to a small-business prime contractor on this contract that will not qualify as a small business for the recompetition. We plan to participate in a follow-on recompetition with another small-business prime contractor for the follow-on recompetition of the contract in 2006.

Under our Microgravity Research Development and Operations Contract (“MRDOC”) subcontract with Zin Technologies, we support the NASA Glenn Research Center in development of an automated laboratory environment to be installed aboard the International Space Station to enable research in the performance of fluids and combustion in the near-zero gravity of space. We participate in the design, development, manufacturing, test and delivery of the fluids and combustion facility and associated subsystems. Following a contract modification received in February 2006, the MRDOC contract is scheduled to continue at a modest level through November 2006. However, activity under this contract has been declining for the past two years since funding for additional experimentation facilities for the International Space Station has not been forthcoming. In 2005, the MRDOC contract generated $2.2 million in revenue, or 1.6% of our total revenue for the year.

CORE STRENGTHS

Our core strengths include our management team and the technical expertise and capabilities of our professional staff, our past proven track record, our knowledge of the government contracting industry and processes, and our work as a prime contractor.

Management Team

Our senior executive management team has a diversified background with experiences and has taken leadership positions, in the U.S. defense, space and intelligence communities and with larger federal government contractors. This team also has significant experience acquiring companies and successfully integrating companies after they have been acquired.

Technical Expertise of Professional Staff

We have approximately 1,100 professional staff, approximately 800 of whom are cleared. Many of our skilled engineers hold advanced degrees and have background in and experiences with the defense and intelligence communities. Our employees include individuals who are members of the board of directors of the American Institute of Aeronautics and Astronautics, the Institute of Validation Technology and the Colorado Space Business Roundtable, among other professional and business organizations. Our employees also write for peer-reviewed journals and give national presentations on engineering methodologies and management techniques. In addition, we are a member of the Institute of Electrical and Electronics Engineers, the American Management Association, the Regulatory Affairs Professionals Society and the Colorado Medical Device Association, among others.

Past proven track record

We have received numerous awards and recognition including our being named a “Deloitte Virginia Fast 50 Company” in 2005 and 2004 and winning the NASA Kennedy Space Center’s “Prime Contractor of the Year” award in 2003 and “Small Business Contractor of the Year” award in 2005. In addition, since 1995 we have been the recipients of nine different industry and customer awards for excellence in the areas of customer service and project performance.

Knowledge of government contract processes

We have been a contractor or subcontractor with the DoD continuously since 1973. While we have not experienced any material adjustment of profits under our contracts since current management has been involved with the Company, no assurance can be given that the DoD or other customers will not seek and obtain an adjustment of profits in the future. All U.S. government contracts contain clauses that allow for the termination of contracts at the convenience of the U.S. government.

Our executives and employees have backgrounds within the U.S. military, various federal government agencies and government contractors. These experiences help us understand the government contracting industry and the requirements to successfully compete and operate.

Work as prime contractor

Approximately 73% of our revenue was generated as a prime contractor to the federal government and approximately 27% of our revenue was generated as a subcontractor to a prime contractor to the federal government during the year ended December 31, 2005. We intend to focus on retaining and increasing the percentage of our business as a prime contractor because we believe it provides us with stronger client relationships. The following table shows our revenue as a prime contractor and as a subcontractor as a percentage of our total revenue for the following years ended December 31,:

	2005	2004	2003
Prime contract revenue	73%	68%	57%
Subcontract revenue	27%	32%	43%

Total revenue	100%	100%	100%

OUR GROWTH STRATEGY

The two components of our strategy for growth are organic new business development and completing strategically targeted acquisitions.

Organic New Business Development

Leverage Our Longstanding Client Relationships to Cross-Sell Our Broad Range of Services

We plan to continue expanding the volume and scope of the services we provide to our existing clients. We believe our high level of client satisfaction and deep knowledge of our clients’ business processes enhance our ability to cross-sell our broad range of professional services including, but not limited to, information technology, engineering and integration, advanced scientific research, systems and mission assurance, program acquisition and advisory services, and program and personnel security management.

Expand Our Client Base

We believe that the federal government’s increasing reliance on outsourcing and the increased emphasis on national security and homeland security have increased our market opportunity. We have a longstanding heritage of supporting the federal government in the areas of information technology, systems engineering, security and program management support. We intend to leverage this broad experience to expand our client base to include organizations within the federal government for which we have not historically worked. In addition, we intend to continue strategic hiring to expand the breadth of our expertise into new areas of the federal government or new technologies.

Pursue Strategic Acquisitions

Our industry remains fragmented and we believe industry consolidation will continue. We will continue to selectively review acquisition candidates with complementary skills and market focus to enhance our internal growth and strategically position ourselves to capitalize on anticipated high growth areas.

EXISTING CONTRACT PROFILES

As of December 31, 2005, we had more than 200 active contract engagements, each employing one of three types of price structures: cost-plus-fee, time and material, and fixed-price. The following table summarizes our revenue from each type of contract as a percentage of our total revenue for each year ended December 31,

	2005	2004	2003
Cost-plus-fee	42%	42%	51%
Time and material	34%	39%	33%
Fixed-price	24%	19%	16%

Total	100%	100%	100%

The following are summary descriptions of our various contract types:

Cost-plus-fee contracts. Cost-plus-fee contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish an estimate of total cost for the purpose of obligating funds and establishing a ceiling that we may not exceed without the approval of the contracting officer. Cost-plus-fee contracts are suitable for use when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-plus-fee contracts covered by the Federal Acquisition Regulation require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. If our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. Approximately 47% of our current cost-plus-fee contracts contain ceilings on various categories of expenses. Therefore, if we incur expenses in excess of these ceilings, we will not be fully reimbursed by the government.

Time and material (“T&M”) contracts. T&M contracts provide for acquiring services on the basis of direct labor hours at specified fixed hourly rates. T&M contracts may also provide for acquiring materials, including, if appropriate, material handling costs. Profit margins on T&M contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to such contracts. We assume the risk that a contract’s costs of performance may exceed the negotiated hourly rates.

Fixed-price contracts. Fixed-price contracts provide for delivery of services for a price that is negotiated in advance on the basis of the contractor’s cost experience. The price is not subject to adjustment unless there is a change in the scope of work. Profit margins increase to the extent that costs are below the contracted amounts. If the costs exceed the estimates, profit margins decrease and a loss may be realized on the contract.

CLIENTS

Revenue derived from the U.S. government and its prime contractors represented approximately 99%, 100%, and 99% of our total revenue for the years ended December 31, 2005, 2004, 2003, respectively. The U.S. Government is expected to continue to account for substantially all of our revenue for the foreseeable future.

Our federal government clients typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate client so long as that client has independent decision-making and contracting authority within its organization. We consider each office or division within an agency or department, which directly or through a prime contractor, engages us, to be a separate client.

Approximately 20% of our revenue for fiscal year 2005 came from one prime contract from NASA, which has a potential nine-year and four-month total contract term if all options are exercised. In addition, the Homeland Security Group’s contract with one Department of Defense customer generated 11% of the Company’s revenue and 44% of the Company’s operating income for the year ended December 31, 2005.

BACKLOG

We define backlog to include funded and unfunded orders for services under existing signed contracts, assuming the exercise of all priced options relating to those contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority, less the amount of revenue we have previously recognized.

The following table summarizes our funded backlog, our unfunded contract values and our total estimated backlog (in millions) for each year ended December 31,:

	2005	2004	2003
Funded backlog	$50.8	$57.0	$19.3
Unfunded contract value	240.9	135.0	151.7

Total estimated backlog	$291.7	$192.0	$171.0

We currently expect to recognize approximately $120.0 million of revenue during 2006 from our total backlog as of December 31, 2005. Included in the backlog estimate are amounts from future years of government contracts under which the government has the right, but not the obligation, to exercise an option for us to perform services.

COMPETITION

In general, the industry in which we operate includes a large number of competitors of varying sizes. Competition within the information technology and government contracting arenas is intense. We maintain a commitment to our current direct and indirect government clients, while we are also intensifying our business development efforts to win additional government clients. We are continuing efforts to diversify our defense and intelligence client base by offering a broad-range of services such as information technology, engineering and integration, advanced scientific research, systems and mission assurance, program acquisition and advisory services, and program and personnel security management.

We generally compete against federal systems integrators such as Booz Allen Hamilton, Lockheed Martin, Northrop Grumman, Anteon International Corporation, CACI International Inc., Computer Sciences Corporation, and Science Applications International Corporation, among others, including a number of small and medium sized, privately-held government contractors offering information technology and systems engineering services to the U.S. government. In addition, we compete against large aerospace contractors such as Boeing and Lockheed Martin and other small and medium sized privately held firms in the provision of launch related services. Contract awards are based primarily on a combination of the price of services and evaluation of technical capability, as well as past performance, quality of service and responsiveness to client requirements.

EMPLOYEES

As of December 31, 2005, we employed approximately 1,100 people including full-time, part-time and casual employees. Of the 1,100 employees, 48 are members of unions, and we believe employee relations are generally good. On November 1, 2005, the Company renewed its Collective Bargaining Agreement with the International Brotherhood of Teamsters now representing approximately 38 employees on the NASA ELVIS contract at Vandenberg Air Force Base in California. The renewal extends this Collective Bargaining Agreement through November 1, 2009. In February 2006, we renewed our Collective Bargaining Agreement for three years with the International Brotherhood of Electrical Workers now representing approximately 10 employees on the NASA ELVIS contract at the Kennedy Space Center in Florida.

GENERAL INFORMATION

Raw materials, patents, licenses, trademarks, franchises and concessions are not material to our operations. We did not engage in significant internally sponsored research and development. We typically experience lower staff utilization rates in our fiscal third and fourth quarters. These lower utilization rates are primarily attributable to our employees taking seasonal leave. We derive no revenue from foreign operations.

RECENT DEVELOPMENTS

On April 1, 2005, we acquired ComGlobal Systems, Inc, a software engineering and information technology firm, specializes in C4I programs for the military. Its largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. ComGlobal is now a wholly-owned subsidiary of Analex and reported as a part of our Homeland Security Group.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may also obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us. We also provide a link to certain of our most recent filings with the SEC at our Internet site at http://www.analex.com. The information contained on our Internet site is not part of this Annual Report.

Item 1A. Risk Factors

Risks Related To Our Business

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and NASA, for substantially all of our revenue, and if our relationships with these agencies were impaired, our business could be materially adversely affected.

Revenue derived from U.S. federal government agencies and their prime contractors represented 99%, 100% and 99% of our total revenue for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. The Department of Defense, our principal U.S. government customer, accounted for approximately 69%, 55% and 42% of our revenue for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. NASA generated 30%, 44% and 57% of our revenue for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Approximately 20%, 28% and 30% of our revenue for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, came from one prime contract with NASA, which will continue until September 2011 if the remaining option is exercised in 2008. In the event that the remaining option term is not exercised, we will not be able to recognize the full value of the contract awarded. In addition, the Homeland Security Group’s contract with one Department of Defense customer generated 11%, 16% and 17% of our revenue for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, and 44%, 62% and 72% of our operating income for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the Department of Defense, NASA or any significant agency in the intelligence community, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, operating results, financial condition and business prospects could be materially adversely affected.

Changes in the spending priorities of the federal government can materially adversely affect our business.

Our business depends upon continued federal government expenditures on defense, intelligence, aerospace and other programs that we support. Our contracts with the U.S. government are subject to the availability of funds through annual appropriations. These contracts may be terminated by the government for its convenience at any time, and generally do not require the purchase of a fixed quantity of services or products. Reductions in the U.S. government defense, intelligence or aerospace spending could adversely affect our operating results. Any reductions in the U.S. government spending on specific defense, intelligence, or aerospace-related programs or contracts can have a material adverse effect on our business and revenue in the future. A significant change in the spending priorities of the federal government could cause it and its many agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially in an adverse manner from those anticipated. Among the factors that could adversely affect our business are:

•	changes in federal government programs or requirements;

•	budgetary priorities limiting or delaying federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or reduction in available funding;

•	governmental shutdowns (such as that which occurred during the government’s 1996 fiscal year) and other potential delays in the government appropriations process;

•	an increase in set-asides for small businesses that could result in our inability to compete directly for certain prime contracts; and

•	curtailment of the federal government’s use of technology solutions firms.

The failure by Congress to approve budgets in a timely manner could cause the federal agencies we support to delay or reduce spending and that could cause us to lose revenue.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies we support. In the past, when Congress was unable to agree on budget priorities, and was therefore unable to pass the annual budget on a timely basis, Congress has enacted a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies must operate on the basis of a continuing resolution it may delay funding we expect to receive from clients for work we are already performing and will likely result in any new initiatives being delayed, and in some cases being cancelled.

The adoption of new procurement laws or regulations could reduce the amount of services that are outsourced by the federal government and could cause us to lose future revenue.

New legislation, procurement regulations, or union pressure could cause federal agencies to adopt restrictive procurement practices regarding the use of third party service providers. For example, the American Federation of Government Employees, the largest federal employee union, strongly endorses legislation that may restrict the procedure by which services are outsourced to government contractors. If such legislation were to be enacted, it would likely reduce the amount of services that could be outsourced by the federal government, which could materially reduce our future revenue.

The Office of Management and Budget process for ensuring that government agencies would properly support capital planning initiatives, including information technology investments, could reduce or delay federal information technology spending and cause us to lose revenue.

The Office of Management and Budget, or OMB, supervises spending by federal agencies, including enforcement of the Government Performance Results Act. This Act requires, among other things, that federal agencies make an adequate business justification to support capital planning initiatives, including all information technology investments. The factors considered by OMB include, among others, whether the proposed information technology investment is expected to achieve an appropriate return on investment, whether related processes are contemporaneously reviewed, whether inter-operability with existing systems and the capacity for these systems to share data across government has been considered, and whether existing off-the-shelf products are being utilized to the extent possible. If our clients do not adequately justify proposed information technology investments to the OMB, the OMB may refuse funding for their new or continuing information technology investments, and we may lose revenue as a result.

The loss of a key executive could impair our relationships with government clients and disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good client relations and to identify new business opportunities. Although we have stock and bonus incentives for senior management, we do not have any employment agreements providing for a specific term of employment with any member of our senior management (with the exception of Mr. Sterling E. Phillips, our Chief Executive Officer). The loss of any member of our senior management could impair our ability to identify new business opportunities, secure new contracts, maintain good client relations, and successfully manage our business.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition. If we are unable to successfully compete for new business or win recompetitions of existing business, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Larger competitors include federal systems integrators such as SRA International, CACI International Inc., ManTech Corporation, Computer Sciences Corporation and Science Applications International Corporation, divisions of large defense contractors such as General Dynamics Corporation, Lockheed Martin Corporation, and Northrop Grumman Corporation, and consulting firms such as Booz Allen Hamilton. Our larger competitors may be able to compete more effectively for very large-scale government contracts. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past performance on large-scale contracts, geographic presence, the ability to provide a broader range of services without creating conflicts of interest or intra-organizational conflicts of interest, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through joint ventures, teaming arrangements or mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may continue to emerge.

We may not receive the full amount authorized under contracts and we may not accurately estimate our backlog.

Although some of our federal government contracts require performance over a number of years, Congress appropriates funds for these contracts for only one year at a time. As a result, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Nonetheless, in calculating the amount of our backlog, we include amounts from future years of government contracts under which the government has the right, but not the obligation, to exercise an option for us to perform services. Our backlog of orders, based on remaining contract value, believed to be firm as of December 31, 2005 was approximately $291.7 million. However, because we may not receive the full amount we expect under a contract, our estimate of our backlog may be inaccurate and we may post results that differ materially in an adverse manner from those anticipated.

We derive significant revenue from contracts awarded through a competitive bidding process, which can impose substantial costs upon us, and we will fail to maintain our current and projected revenue if we fail to compete effectively.

We derive significant revenue from federal government contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks. Such risks include, but are not limited to

•	the need to bid on engagements in advance of the completion of their design, which may result in unforeseen difficulties in executing the engagement and cost overruns;

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to accurately estimate the resources and costs that will be required to service any contract we are awarded;

•	the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

To the extent we engage in competitive bidding and are unable to win particular contracts, we not only incur substantial costs in the bidding process that would negatively affect our operating results, but we may be precluded from operating in the market for services that are provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed as a result of the costs incurred through the bidding process.

We may lose money on some contracts if we underestimate the resources we need to perform under the contract.

We provide services to the federal government under three types of contracts: cost-plus-fee, time-and-material, and fixed-price. For the fiscal year ended December 31, 2005, 42% of our contracts were cost-plus-fee, 34% were time-and-material, and 24% were fixed-price. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract. In the event that the assumptions we use to formulate our pricing for the work prove to be inaccurate, we may lose money on the contract, which would adversely affect our operating results.

•	Cost-plus-fee contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish a ceiling amount that the contractor may not exceed without the approval of the contracting officer. If our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs.

•	Time-and-material contracts provide for acquiring services on the basis of direct labor hours at specified fixed hourly rates. Profit margins on time-and-material contracts fluctuate based on the difference between negotiated billing rates and actual labor and overhead costs directly charged or allocated to such contracts. We assume the risk that its costs of performance may exceed the negotiated hourly rates.

•	Fixed-price contracts provide for delivery of products or services for a price that is negotiated in advance on the basis of the contractor’s cost experience. The price is not subject to adjustment and that means we assume the financial risk of costs overruns. If the costs exceed the estimates, profit margins decrease and a loss may be realized on the contract.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most government contractors, our contracts are audited and reviewed on a continual basis. An audit of our work, including an audit of work performed by companies we may acquire or subcontractors we have engaged or may engage, could result in a substantial adjustment to our previously reported operating results. For example, any costs which were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded and operating margins may be reduced. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true.

Failure to maintain strong relationships with other contractors could result in a decline in our revenue.

Approximately 27%, 32% and 43% of our revenue for the years ended December 31, 2005, 2004 and 2003, respectively, were generated as a subcontractor to various prime contractors to the federal government. Although we intend to focus on retaining and increasing the percentage of our business as prime contractor because it provides us with stronger client relationships, we may not succeed in doing so. If not, we will continue to depend on relationships with these and other contractors for a significant portion of our revenue in the foreseeable future. Our business, prospects, financial condition or operating results could be adversely affected if these and other contractors eliminate or reduce their subcontracts with us, either because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces these other contractors’ programs or does not award them new contracts.

We must continue to recruit and retain qualified skilled employees.

An integral part of our future success is dependent upon our continued ability to provide employees who have advanced information technology and technical services skills and who have excellent customer relationships within the defense, aerospace and intelligence communities. As described below, many of these employees are required by our federal government clients to have security clearances of various levels issued by the appropriate agency. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these highly skilled employees, especially those requiring security clearances, our ability to maintain and grow our business could be adversely affected. In addition, some of our contracts contain provisions requiring us to commit to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract, and we may not be able to recover its costs in the event the contract is terminated.

Our business is dependent upon obtaining and maintaining required security clearances.

Many of our federal government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with federal agencies’ requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances leave us, the client whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts.

Employee or subcontractor misconduct, including security breaches, could result in the loss of clients and our suspension or disbarment from contracting with the federal government.

We may not be able to prevent our employees or subcontractors from engaging in misconduct, fraud or other improper activities that could adversely affect our business and reputation. Misconduct could include the failure to comply with federal government procurement regulations, regulations regarding the protection of classified information and legislation regarding the pricing of labor and other costs in government contracts. Many of the systems we develop involve managing and protecting information involved in national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. The precautions we take to prevent and detect this activity may not be effective, and we could face unknown risks or losses. As a result of employee or subcontractor misconduct, we could face fines and penalties, loss of security clearance and suspension or debarment from contracting with the federal government, which could materially adversely affect our business, operating results and financial condition.

If our subcontractors fail to perform their contractual obligations, our performance as a prime contractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially in an adverse manner from those anticipated.

Our performance of government contracts regularly involves the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our clients. There is a risk that we may have disputes from time to time with our subcontractors, including disputes regarding the quality and timeliness of the work performed. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as a prime contractor. A subcontractor’s performance deficiency could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of re-procurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders. Such problems with subcontractors could materially adversely affect our business, operating results and financial condition.

Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, under certain conditions, to:

•	terminate existing contracts at any time, with short notice, for convenience, as well as for default;

•	modify contracts or subcontracts;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	cancel multi-year contracts and related orders if funding for contract performance for any subsequent year becomes unavailable;

•	decline to exercise an option to renew a multi-year contract;

•	claim rights in products, systems, and technology developed or provided by us;

•	prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;

•	subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract; and

•	subject to applicable laws and regulations and for certain causes, suspend or debar us from doing business with the federal government or with a particular governmental agency.

If a government customer terminates one of our contracts for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts or suspend or debar us from doing business with government agencies, our revenue and operating results would be materially adversely affected.

We must comply with a variety of laws and regulations, and our failure to comply could cause our actual results to differ materially in an adverse manner from those anticipated.

We must observe laws and regulations relating to the formation, administration and performance of federal government contracts which affect how we do business with our clients and may impose added costs on our business. For example, the Federal Acquisition Regulation and the industrial security regulations of the Department of Defense and related laws include provisions that:

•	allow our federal government clients to terminate or not renew our contracts if we come under foreign ownership, control or influence;

•	require us to disclose and certify cost and pricing data in connection with contract negotiations; and

•	require us to prevent unauthorized access to classified information.

Our failure to comply with these or other laws and regulations could result in contract termination, loss of security clearances, suspension or debarment from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could materially adversely affect our business, operating results and financial condition.

We may have difficulty identifying and executing acquisitions on favorable terms; and if we undertake acquisitions, they could be expensive, increase our costs or liabilities, and disrupt our business.

One of our strategies is to pursue growth through acquisitions. We have completed a limited number of acquisitions in our history. We intend to acquire businesses that complement or expand our current capabilities. These businesses are especially in demand in the current market, and other prospective purchasers who have substantially greater resources than we do may offer to acquire such businesses upon such economic terms that are hard for us to match. We may not be able to acquire candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. We may desire to use our common stock as consideration in acquisitions, and therefore any decline in the market price of our common stock or any unwillingness of owners of businesses we wish to acquire to accept our common stock as part of the purchase price could adversely affect our ability to complete acquisitions or require us to use more of our cash or incur additional financing to do so.

After an appropriate acquisition candidate has been identified, we may not be able to successfully negotiate the terms of the acquisition, finance the acquisition or, if the acquisition occurs, successfully integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of equity ownership. We may also not realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through our due diligence investigation prior to the acquisition. Any costs, liabilities, or disruptions associated with any future acquisitions we may pursue could adversely affect our operating results. To the extent we are unable to pursue our acquisition strategy, we will be required to rely exclusively on internal growth to expand our business.

We may need to raise additional capital to fund future acquisitions or be unable to raise such additional capita.

We expect that the borrowing availability under our credit facility, together with cash provided by operations, will be sufficient to fund our normal operations for at least the next twelve months. However, we anticipate that we will need to obtain additional financing either through sale of equity and debt securities or from our credit facility to fund our acquisitions. We may seek additional funds by incurring additional indebtedness, issuing additional equity securities, or by other means. There is no assurance that additional financing could be obtained when we need it. If additional financing is raised through sale of our equity securities, there could be a significant dilutive effect on the ownership interests and voting rights of our existing stockholders and warrant and option holders. Currently, we have no agreements, arrangements or understandings with respect to acquisition of any entity or business. We may also need to obtain additional financing over the next twelve months if our current plans or projections prove to be inaccurate or our expected cash flows prove to be insufficient to fund our operations because of lower-than-expected revenues, unanticipated expenses or other unforeseen difficulties. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. These factors may make the timing, amount, terms and conditions of any financing unattractive.

Our substantial convertible preferred stock and debt could adversely affect our financial and operating flexibility.

On December 9, 2003, we sold $10 million in aggregate principal amount of Series A Convertible Notes (“Series A Convertible Note”). The Series A Convertible Notes bear interest at an annual rate of 7% and mature on December 9, 2007. On December 9, 2003, we also issued for $15 million, 6,726,457 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,345,291 Common Stock Warrants exercisable at $3.28 per share. The Series A Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. In

May 2004, we issued in aggregate principal amount of $12 million of convertible secured senior subordinated promissory notes (“Series B-1 Notes”) and 857,142 Common Stock Warrants exercisable at $4.32 per share. In September 2004, the Series B-1 Notes were converted into 3,428,571 shares of Series B Convertible Preferred Stock (“Series B-1 Preferred Stock”). In April 2005, the Company issued for $25 million, an additional 7,142,856 shares of Series B Convertible Preferred Stock (“Series B-2 Preferred Stock”) and 1,785,713 Common Stock Warrants exercisable at $4.29 per share. All Series B Convertible Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Our quarterly preferred stock dividend expense is approximately $800,000. No assurance can be given that sufficient funds will be available to meet our operating needs, to pay the dividends on the Series A Preferred Stock, the Series B Preferred Stock, or to redeem the Series A Convertible Note, the Series A Preferred Stock and the Series B Preferred Stock in accordance with their respective terms. In connection with the acquisition of ComGlobal, we amended our credit agreement with Bank of America. Our revolving credit facility with Bank of America was increased to $40 million. We drew down $22 million from the credit facility on April 1, 2005 in connection with our acquisition of ComGlobal. As of December 31, 2005, the Company had an outstanding balance under its credit facility with Bank of America of approximately $27.6 million. The balance outstanding on our revolving credit facility is serviced by our operating cash flows. This may affect our ability to meet the interest and dividend obligations of the Series A and Series B instruments.

Our debt instruments contain numerous financial and operational covenants that further limit our operational flexibility.

Our credit facility with Bank of America contains financial covenants setting forth certain maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. The credit facility also restricts our ability to dispose of properties, incur additional indebtedness, pay dividends (except to holders of Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into certain leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The credit facility is generally secured by all the assets of our business.

Our ability to comply with the financial covenants in our credit agreement will be affected by our financial performance as well as events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of the covenants in our credit agreements could result in a default, which would permit Bank of America to declare all amounts borrowed thereunder, together with accrued and unpaid interest, to be due and payable. If we are unable to repay our indebtedness, Bank of America could exercise its security rights against our accounts receivable and other assets which are the collateral securing the indebtedness.

We cannot predict the results of legal proceedings which may arise from time to time in the ordinary course of business or in relation to our acquisition activities.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We cannot predict the nature, extent and timing of such legal proceedings. Furthermore, we cannot predict whether the outcome of such legal proceedings could have a material adverse effect on our operating results or cash flows.

We were served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. We entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, we paid $1,000,000 to Swales in July 2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and we received payment. Legal fees are expected to be approximately $290,000. We have received an opinion from legal counsel that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, we established a receivable of approximately $1.0 million related to the expected reimbursement of these costs. In May 2005, we received oral customer feedback that the costs were allowable and allocable to the contract, but the reasonableness of these costs still needed to be assessed by NASA. Based on the opinion of legal counsel and management’s assessment of relevant facts, we believed and continue to believe that the costs incurred are allowable, allocable and reasonable. During the quarter ended December 31, 2005, we met with NASA procurement personnel who indicated to us that prior NASA communications with respect to allowability and allocability should not be relied upon. While we continue to believe that the full amount is allowable, allocable and reasonable, and therefore should be recoverable under the ELVIS contract with NASA, we have concluded that a reserve of $500,000 is appropriate as of December 31, 2005. We intend to continue to use all reasonable efforts to recover the full amount of our costs from NASA.

We were served on April 29, 2005 with a complaint filed by H&K Strategic Business Solutions, LLC (“HKSBS”) in Virginia Circuit Court alleging breach of contract and other claims relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004, which we terminated on February 14, 2005. Under the complaint, HKSBS is seeking damages of $830,000 together with legal fees and expenses. This matter is scheduled for trial on March 20 and 21, 2006, and in the event that HKSBS prevails, we could be held liable for up to the full amount of the damages sought; and that result could have a material adverse effect on our operating results and cash flows. We have filed a counter-claim against HKSBS seeking reimbursement of prior retainer payments made to HKSBS of approximately $110,000, plus certain legal fees.

Risks Related to Our Common Stock

It is likely that we will continue to report net losses to common shareholders due to certain non-cash accretions arising from our financing instruments.

It is likely that we will continue to report net losses to common shareholders due to non-cash accretions related to the outstanding Series A Convertible Note, Series A Preferred Stock and Series B Preferred Stock. An aggregate of 3,428,571 shares of Series B Preferred Stock were issued and sold in connection with our acquisition of Beta Analytics, Inc (“BAI”) in 2004. An aggregate of 7,142,856 shares of Series B Preferred Stock were issued in connection with our acquisition of ComGlobal in April 2005. Pursuant to the U.S. Generally Accepted Accounting Principles, accounting for the Series A Convertible Note, the Series A Preferred Stock and Series B Preferred Stock and related Warrants (collectively, the “Financing Instruments”) will include cash and non-cash charges each year for as long as the Financing Instruments remain outstanding and are not converted into our common stock. We incur quarterly non-cash interest and accretion charges of approximately $2.0 million on our outstanding Financing Instruments and cash charges of approximately $1.0 million. In addition, a significant portion of these charges are not tax deductible.

Investors, whose interests may not be aligned with yours, will have the ability to exercise significant influence over the Company, which could result in actions of which you or other stockholders may not approve.

Using the method of calculation in accordance with the SEC rules on beneficial ownership, General Electric Pension Trust (“GEPT”) and New York Life Capital Partners II, LP (“NYL”) together with Pequot Private Equity Fund III, L.P and Pequot Offshore Private Equity Partners III, L.P (collectively, “Pequot,” and together with GEPT and NYL, the “Investors”) currently beneficially hold approximately 29%, 23%, and 52% of our outstanding voting securities, respectively. Pursuant to the provisions of an Amended and Restated Stockholders’ Agreement dated May 28, 2004, the Investors together with certain other principal stockholders, have agreed to vote their securities for a nine-person board comprised of the CEO, two (2) directors designated by a Pequot Majority in Interest (as defined in the Amended and Restated Stockholders’ Agreement), one (1) non-employee director designated by our CEO and reasonably acceptable to the Investors, and five (5) independent directors nominated by our Nominating Committee. In the event that we fail to redeem the Series A Preferred Stock or the

Series B Preferred Stock and such failure continues for a period of nine (9) consecutive months, Pequot or the Investors, if required after September 15, 2008, as the case may be, will have the right to designate additional members to the Board as is necessary for the members of the Board designated by Pequot or the Investors, as the case may be, to constitute a majority of the Board. In addition, for as long as 50% of the Series A Preferred Stock originally issued remains outstanding or 25% of the Series B Preferred Stock originally issued remains outstanding, we may not take numerous actions without obtaining the written consent of the holders of a majority of the Series A Preferred Stock or the Series B Preferred Stock.

Holders of our Preferred Stock have such a significant ownership interests that it could deter any third party from making an offer to buy our company.

The significant ownership interest and significant influence of the Investors as a whole could effectively deter a third party from making an offer to acquire our company, which might involve a premium over the current stock price or other benefits for stockholders, or otherwise prevent changes in the control or management of our company. Both the Series A Preferred Stock and the Series B Preferred Stock bear a cumulative annual dividend of 6%. If our available cash for operations does not meet certain specified levels or if the cash dividend payment on the Series A Preferred Stock or the Series B Preferred Stock will result in an event of default under our credit facility, dividends will be paid in additional shares of Series A Preferred Stock or Series B Preferred Stock, as the case may be, causing our Investors’ ownership interest to be even higher. There are also no restrictions, in the form of a standstill agreement or otherwise, on the ability of the Investors or its affiliates to purchase additional securities of our Company and thereby further consolidate their ownership interest.

A substantial number of shares are eligible for sale in the near future, which could cause our Common Stock price to decline significantly.

Future sales of our Common Stock in the public market could lower our stock price and impair our ability to raise funds in any new stock offerings. As of December 31, 2005, we had approximately 16.3 million outstanding shares of Common Stock that were subject to dilution by:

•	6,726,457 shares of Common Stock that are issuable upon conversion of 6,726,457 shares of Series A Preferred Stock;

•	3,321,707 shares of Common Stock that are issuable upon conversion of 3,321,707 shares of Series A Convertible Note;

•	13,214,283 shares of Common Stock that are issuable upon conversion of 10,571,427 shares of Series B Preferred Stock;

•	4,652,487 shares of Common Stock that are issuable upon the exercise of the Common Stock Warrants; and

•	3,802,771 shares of Common Stock issuable upon the exercise of the outstanding vested stock options and/or warrants.

Sales of a substantial amount of Common Stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our Common Stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

The price of our Common Stock could be volatile.

Our Common Stock is listed on the American Stock Exchange and has experienced, and may experience in the future, significant price and volume fluctuations which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, the trading price of our Common Stock could be subject to significant fluctuations in response to actual or anticipated variations in our quarterly operating results announcements by us or our competitors, factors affecting the defense, intelligence and/or aerospace industries generally, changes in national or regional economic conditions, changes in securities analysts’ estimates for our competitors’ or industry’s future performance or general market conditions. The market price of our Common Stock could also be affected by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in our industry.

As a result of the preferential rights of Series A and Series B Preferred Stock, holders of Common Stock may receive no payment at all upon a liquidation of our Company.

Upon any liquidation, dissolution or winding up of our Company, holders of Series A Preferred Stock and Series B Preferred Stock are entitled to receive, out of our assets available for stockholder distributions and prior to distributions to junior securities (including our Common Stock), an amount equal to, in the case of Series A Preferred Stock, the Series A Preferred Stock purchase price plus any accrued but unpaid dividends, and in the case of Series B Preferred Stock, the Series B Preferred Stock purchase price plus any accrued but unpaid dividends. No distribution upon liquidation may be made to the holders of Common Stock until the holders of the Series A Preferred Stock and Series B Preferred Stock have been paid their liquidation preferences. As a result, it is possible that, upon liquidation, all amounts available for the holders of our equity would be paid to the holders of the Series A Preferred Stock and Series B Preferred Stock, and that the holders of Common Stock would not receive any payment.

Item 2.    Properties

As of December 31, 2005, we own real property with approximately 4,300 square feet. This property, the former corporate headquarters of BAI, is located in Upper Marlboro, Maryland. This property is currently under contract for sale, although there is no assurance that the sale will close. We also leased a total of approximately 153,000 square feet of office space, including approximately 28,500 square feet at our new corporate headquarters located at 2677 Prosperity Ave., Suite 400, Fairfax, VA 22031. In addition to our headquarters and operations in Virginia, we lease facilities in Maryland, Florida, Colorado, Ohio, Nevada and California. These leases expire at various dates through 2012. (See Note 12 of the Notes to Consolidated Financial Statements.)

Item 3.    Legal Proceedings

We were served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under our ELVIS contract with NASA. We entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, we paid $1,000,000 to Swales in July 2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and we received payment. Legal fees are expected to be approximately $290,000. We have received an opinion from legal counsel that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, we established a receivable of approximately $1.0 million related to the expected reimbursement of these costs. In May 2005, we received oral customer feedback that the costs were allowable and allocable to the contract, but the reasonableness of these costs still needed to be assessed by NASA. Based on the opinion of legal counsel and management’s assessment of relevant facts, we believed and continue to believe that the costs incurred are allowable, allocable and reasonable. During the quarter ended December 31, 2005, we met with NASA procurement personnel who indicated to us that prior NASA communications with respect to allowability and allocability should not be relied upon. While we continue to believe that the full amount is allowable, allocable and reasonable, and therefore should be recoverable under the ELVIS contract with NASA, we have concluded that a reserve of $500,000 is appropriate as of December 31, 2005. We intend to continue to use all reasonable efforts to recover the full amount of our costs from NASA.

On April 29, 2005 we were served with a compliant filed by H&K Strategic Business Solutions, LLC (“HKSBS”) in Virginia Circuit Court alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004 that we terminated on February 14, 2005. Under the complaint, HKSBS is seeking damages of $830,000 together with legal fees and expenses. We believe the complaint is without merit, however, we cannot predict the outcome of the proceeding at this time. We have filed a counter-claim against HKSBS seeking reimbursement of prior retainer payments made to HKSBS of approximately $110,000, plus certain legal fees. This matter is scheduled for trial on March 20 and 21, 2006. In the event that HKSBS prevails, we could be held liable for up to the full amount of the damages sought; and that result could have a material adverse effect on our operating results and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 19, 2005. Results of the meeting can be found in Item 4 of our Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 2, 2005, and the same is being incorporated by reference herein.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the American Stock Exchange and trades under the symbol “NLX”.

The range of the high and low sales prices for the Common Stock, as reported on the American Stock Exchange, for each quarterly period during 2005 and 2004 are shown below. The prices presented below reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.

Year Ended December 31, 2005	High	Low
First Quarter (1/1 to 3/31/05)	4.49	3.25
Second Quarter (4/1 to 6/30/05)	3.80	3.01
Third Quarter (7/1 to 9/30/05)	3.93	2.96
Fourth Quarter (10/1 to 12/31/05)	3.20	2.86

Year Ended December 31, 2004	High	Low
First Quarter (1/1 to 3/31/04)	4.70	3.19
Second Quarter (4/1 to 6/30/04)	5.35	2.90
Third Quarter (7/1 to 9/30/04)	3.50	2.60
Fourth Quarter (10/1 to 12/31/04)	5.00	3.08

As of March 7, 2006, there were approximately 2,400 shareholders of record of our common stock. No cash dividends were paid to common shareholders during 2005 or during the past three fiscal years, and no dividends are expected to be declared during 2006 for common shareholders. Our ability to pay dividends on our common stock requires the consent of the holders of the Series A Preferred Stock and Series B Preferred Stock and Bank of America, N.A., as required under our credit agreement with them.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data as of December 31, 2005, 2004, 2003, 2002 and 2001 have been taken from our consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included elsewhere in this Report.

	Year Ended 12/31/05	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01
	(In thousands of dollars, except per share amounts)
Total revenue	$141,162	$94,417	$62,327	$52,514	$17,184
Operating income	9,002	6,306	3,562	3,159	318
Interest expense, net of interest income	(3,846)	(8,922)	(520)	(1,018)	(217)
Income (loss) from continuing operations	1,907	(3,809)	2,731	2,132	82
Income from discontinued operations, net of income taxes	—	8	16	225	114
Loss on disposal of discontinued operations, net of income tax	(113)	(545)	—	—	—
Dividends on Series A Convertible Preferred Stock	(900)	(903)	(57)	—	—
Dividends on Series B-1 Convertible Preferred Stock	(720)	(211)	—	—	—
Dividends on Series B-2 Convertible Preferred Stock	(1,125)	—	—	—	—
Accretion of convertible preferred stock	(5,706)	(3,750)	(236)	—	—

Net income available to common shareholders	$(6,657)	$(9,210)	$2,454	$2,357	$196

Net income (loss) available to common shareholders per share:
Continuing operations:
Basic	$(0.41)	$(0.60)	$0.16	$0.15	$0.01

Diluted	$(0.41)	$(0.60)	$0.14	$0.13	$0.01

Discontinued operations:
Basic	$(0.01)	$(0.04)	$0.00	$0.01	$0.02

Diluted	$(0.01)	$(0.04)	$0.00	$0.01	$0.01

Net income (loss) available to common shareholders:
Basic	$(0.42)	$(0.64)	$0.16	$0.16	$0.03

Diluted	$(0.42)	$(0.64)	$0.14	$0.14	$0.02

At period end:
Total assets	131,092	74,922	43,632	30,784	25,625
Long-term liabilities	38,938	12,767	5,476	4,430	5,064
Working capital	22,439	10,219	17,185	676	(43)
Shareholders’ equity	38,961	32,966	29,493	13,902	11,175

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

FORWARD-LOOKING STATEMENTS

Certain matters contained in the following discussion and analysis concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in growing our business through acquisitions or otherwise, the realization of sales from backlog, and the sufficiency of capital to meet our working capital needs, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we may not be able to predict accurately or control. Our actual results could differ materially in an adverse manner from those anticipated in these forward-looking statements for many reasons, and as a result of many factors, including those identified in the Risk Factors section of this Form 10-K

Readers of this report should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-K. We assume no obligation to update any such forward-looking statements.

INTRODUCTION

This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, financial condition and future prospects. We will discuss and provide our analysis of the following:

•	Overview of business

•	Selected key metrics evaluated by management

•	Results of operations and related information

•	Liquidity and capital resources

•	New accounting pronouncements

OVERVIEW OF BUSINESS

We are a leading provider of mission-critical professional services to the U.S. government. We specialize in providing intelligence, systems engineering and security services in support of our nation’s security. Analex focuses on developing innovative technical approaches for the intelligence community, analyzing and supporting defense systems, designing, developing and testing aerospace systems and providing a full range of security support services to the U.S. government. We specialize in the following professional services:

Information Technology Services. Our information technology services focus on design, development, test, integration and support of software and networks for mission critical systems. We develop radar, modeling and simulation and system software, all in support of collecting, testing, and analyzing data from various intelligence systems. We also provide the military with program management, systems engineering and software development services, including the development of command, control, communications, computers and intelligence (“C4I”) programs.

Aerospace Engineering Services. Our aerospace engineering services focus on engineering associated with the development, support and operations of space launch vehicles and facilities as well as independent verification and validation services. We provide services in the design and testing of expendable launch vehicles for the Department of Defense (“DoD”) and intelligence community. Our highly specialized expertise includes test, analysis and independent validation and verification support in areas such as structural dynamics, trajectory and performance, thermal system performance, and range safety. Our solutions enable the simulation of a realistic operational environment so that satellites and related systems can be tested prior to deployment. We also perform verification and validation of test results to ensure the reliability of the data.

Security and Intelligence Support Services. Our security and intelligence support services focus on analysis support and threat assessments, counterintelligence, information, network and facilities security, technology protection and security education and training.

Our principal customer is the U.S. government. Revenue generated from contracts to federal government agencies and their prime contractors represented approximately 99%, 100% and 99% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Our principal U.S. government customer is the DoD, which, directly or through its prime contractors, accounted for approximately 69%, 55%, and 42%, of our revenue for the years ended December 31, 2005, 2004, and 2003, respectively. NASA is also a significant customer, generating 30%, 44%, and 57% of our revenue for the years ended December 31, 2005, 2004 and 2003, respectively. For fiscal years ended December 31, 2005, 2004 and 2003, approximately 11%, 16% and 17%, respectively, of our revenue and 44%, 62% and 72%, respectively, of our operating income came from one prime contract with an agency within the Department of Defense. For fiscal years ended December 31, 2005, 2004 and 2003 approximately 20%, 28% and 30%, respectively, of our revenue came from one prime contract with NASA, which will continue until September 2011, if the remaining contract option is exercised in 2008. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.

We provide our services through one reportable segment, comprised of two strategic business units, our Homeland Security Group (“HSG’) and our Systems Engineering Group (“SEG”). HSG accounted for approximately 69.9% of our revenue for the year ended December 31, 2005. HSG provides information technology services, aerospace engineering services and security and intelligence support services to the agencies within the intelligence community such as the National Reconnaissance Office (“NRO”), the Missile Defense Agency and the National Security Agency. HSG also provides services to the DoD, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman. We expect that our Homeland Security Group will continue to benefit from the country’s shifting priorities towards national defense and homeland security and emphasis on enhanced intelligence capabilities.

SEG accounted for approximately 30.1% of our revenue for the year ended December 31, 2005. SEG provides aerospace engineering services and information technology services, including program management support, primarily to NASA and major aerospace contractors in support of the development of space-based systems. SEG also supports the operation of terrestrial assets and the launch of unmanned rockets by NASA under our Expendable Launch Vehicle Integrated Support (“ELVIS”) contract. Specific capabilities of the Systems Engineering Group include expendable launch vehicle engineering, space systems development, and ground support for space operations.

On April 1, 2005, we acquired ComGlobal Systems, Incorporated (“ComGlobal”). ComGlobal, a software engineering and information technology firm, specializes in C4I programs for the military. Its largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. ComGlobal is a wholly-owned subsidiary of Analex and is reported as a part of our Homeland Security Group.

On May 28, 2004, we acquired Beta Analytics, Inc. (“BAI”). BAI’s services cover a range of life-cycle protection and physical security services specifically in the areas of information protection, physical security, intelligence threat assessment and analysis, technology protection, security management and security education and training. BAI is a wholly-owned subsidiary of Analex and is reported as a part of our Homeland Security Group.

During the second quarter of 2004, we concluded that our then wholly-owned subsidiary, Advanced Biosystems, Inc. (“ABS”), did not fit with our long-term strategic plan and decided to divest ABS. ABS was engaged in biomedical research for broad-spectrum defenses against toxic agents capable of being used as bioterrorist weapons, such as anthrax and smallpox. We disposed of ABS on November 16, 2004. Therefore, the results of operations of ABS are reported as discontinued operations, net of applicable income taxes, for all periods presented. Historically, we reported ABS as a separate business segment.

We generate a majority of our revenue as a prime contractor to the federal government. Our objective is to focus on retaining and increasing the percentage of our business as a prime contractor because we believe it provides us with stronger client relationships. The following table summarizes our revenue as a prime contractor and as subcontractor as a percentage of our total revenue for the years ended December 31,:

	2005	2004	2003
Prime contract revenue	73%	68%	57%
Subcontract revenue	27%	32%	43%

Total revenue	100%	100%	100%

All of our U.S. government contracts are subject to audit and various cost controls, and include standard provisions for termination at any time at the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funding for contract performance for any subsequent year becomes unavailable.

SELECTED KEY METRICS EVALUATED BY MANAGEMENT

We manage and assess the performance of our business by evaluating a variety of metrics. Selected key metrics are discussed below.

Revenue Growth

Our revenue growth during 2005 was driven primarily by strategic acquisitions. Our total revenue growth rate was 49.5% for 2005, compared to 51.5% for 2004. Organic growth decelerated in 2005 as certain customers experienced funding reductions to help offset the cost of the continuing war in Iraq. We have recently begun to make incremental investments in a centralized business development team and new processes that we believe will improve future organic revenue growth.

Contract Backlog

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog as of December 31,:

	2005	2004	2003
Funded backlog	$50.8	$57.0	$19.3
Unfunded contract value	240.9	135.0	151.7

Total estimated backlog	$291.7	$192.0	$171.0

Our total backlog of over $291.7 million as of December 31, 2005 represented a 52% increase over the backlog as of December 31, 2004. We currently expect to recognize revenue during fiscal 2006 from approximately 41% of our total backlog as of December 31, 2005.

Contract mix

Contract profit margins are generally affected by the type of contracts we have. We can typically earn higher profits on fixed-price and time-and-material contracts than cost-plus-fee contracts. Thus, an important part of growing our operating income is to increase the amount of services delivered under fixed-price and time and material contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the years ended December 31,:

	2005	2004	2003
Cost-plus-fee	42%	42%	51%
Time and material	34%	39%	33%
Fixed-price	24%	19%	16%

Total	100%	100%	100%

While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we will pursue time-and-material and fixed-price contracts for the reasons discussed above.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We believe EBITDA is useful in evaluating our results because it excludes certain non-cash expenses that are not directly related to our core operating performance. EBITDA is calculated by adding net interest expense, income taxes, discontinued operations, depreciation and amortization to net income. EBITDA for the years ended December 31, 2005, 2004 and 2003 was $13.1 million, $8.0 million and $4.1 million, respectively. EBITDA, as a percentage of revenue, the years ended December 31, 2005, 2004 and 2003 was 9.3%, 8.5% and 6.6%, respectively.

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the fiscal quarter ended December 31, 2005 our DSO was 75 days. This represents an increase over the approximately 60 days we have historically experienced. Timing issues related to certain contract actions arising during the fourth quarter are primarily responsible for this increase. We believe these contract actions have been addressed and expect our DSO to trend more towards historical levels.

RESULTS OF OPERATIONS AND RELATED INFORMATION

The following table sets forth some items from our consolidated statements of operations, and these items expressed as a percentage of revenue, for the periods indicated.

	Year Ended December 31,
	2005	% of Revenue	2004	% of Revenue	% Change
	(in thousands)
Revenue	$141,162	100.0%	$94,417	100.0%	49.5%
Operating cost and expenses
Cost of revenue	112,374	79.6	75,605	80.1	48.6
Selling, general and administrative	15,681	11.1	10,777	11.4	45.5
Depreciation and amortization	732	0.5	308	0.3	137.7
Amortization of intangible assets	3,373	2.4	1,421	1.5	137.4

Total operating cost and expenses	132,160	93.6	88,111	93.3	50.0

Operating income	9,002	6.4	6,306	6.7	42.8
Interest expense, net	(3,846)	(2.7)	(8,922)	(9.4)	(56.9)

Income (loss) from continuing operations before income taxes	5,156	3.7	(2,616)	(2.7)	297.1
Provision for income taxes	3,249	2.3	1,193	1.3	172.3

Income (loss) from continuing operations	1,907	1.4	(3,809)	(4.0)	150.1
Income from discontinued operations, net of tax	—	—	8	—	(100.0)
Loss on disposal of discontinued operations, net of income taxes	(113)	(0.1)	(545)	(0.6)	(79.3)

Net income (loss)	1,794	1.3	(4,346)	(4.6)	(141.3)

Dividends on convertible preferred stock	(2,745)	(2.0)	(1,114)	(1.2)	146.4
Accretion of convertible preferred stock	(5,706)	(4.0)	(3,750)	(4.0)	52.2

Net loss available to common shareholders	$(6,657)	(4.7)%	$(9,210)	(9.8)	(27.7)%

	Year Ended December 31,
	2004	% of Revenue	2003	% of Revenue	% Change
	(in thousands)
Revenue	$94,417	100.0%	$62,327	100.0%	51.5%
Operating cost and expenses
Cost of revenue	75,605	80.1	52,437	84.1	44.2
Selling, general and administrative	10,777	11.4	5,787	9.3	86.2
Depreciation and amortization	308	0.3	90	0.2	242.2
Amortization of intangible assets	1,421	1.5	451	0.7	215.1

Total operating cost and expenses	88,111	93.3	58,765	94.3	49.9

Operating income	6,306	6.7	3,562	5.7	77.0
Interest expense, net	(8,922)	(9.4)	(520)	(0.8)	1,615.8

(Loss) income from continuing operations before income taxes	(2,616)	(2.7)	3,042	4.9	(186.0)
Provision for income taxes	1,193	1.3	311	0.5	283.6

(Loss) income from continuing operations	(3,809)	(4.0)	2,731	4.4	(239.5)
Income from discontinued operations, net of tax	8	—	15	—	(50.0)
Loss on disposal of discontinued operations, net of income taxes	(545)	(0.6)	—	—	NM

Net (loss) income	(4,346)	(4.6)	2,746	4.4	(258.2)

Dividends on convertible preferred stock	(1,114)	(1.2)	(57)	(0.1)	1,854.4
Accretion of convertible preferred stock	(3,750)	(4.0)	(236)	(0.4)	1,489.0

Net loss (income) available to common shareholders	$(9,210)	(9.8)	$2,453	3.9%	(475.3)%

NM — not meaningful

Revenue

Our revenue for the year ended December 31, 2005 was $141.2 million, an increase of $46.7 million, or 49.5%, from the prior year.

Our Homeland Security Group provided $98.7 million, or 69.9%, of our revenue for the year ended December 31, 2005. This represented an 87.7% increase from the prior year. Contributing to this increase were the effects of our acquisition of BAI in May 2004, our acquisition of ComGlobal in April 2005 and increased independent verification and validation services provided in support of launches of expendable launch vehicles by the United States Air Force and the NRO. In addition, we provided increased information and technology asset protection solutions to various agencies within the United States Government including the Missile Defense Agency (“MDA”) and Counterintelligence Field Activity (“CIFA”).

Our Systems Engineering Group provided $42.5 million, or 30.1%, of our revenue for the year ended December 31, 2005. Systems Engineering Group revenue increased approximately 1.3% for the year ended December 31, 2005 compared to the prior year. This increase is attributable to an increase in NASA directed purchasing and a 7.2% increase in revenue from our ELVIS contract. These increases were offset by the expected continued step-down of our Microgravity Research Development and Operations subcontract (“MRDOC”).

Our revenue for the year ended December 31, 2004 was $94.4 million, an increase of $32.1 million, or 51.5%, from the same period in the prior year.

The Homeland Security Group provided $52.5 million, or 55.6%, of our revenue for the year ended December 31, 2004. This represented a 93.9% increase from the prior year. Contributing to this increase was the effect of our acquisition of BAI in May 2004 and also increased independent verification and validation services provided in support of launches of expendable launch vehicles by the United States Air Force and the NRO.

The Systems Engineering Group provided $41.9 million, or 44.4%, of our revenue for the year ended December 31, 2004. This represented a 19.1% increase from the prior year. This increase was attributable to growth in our services rendered in connection with our ELVIS and Glenn Engineering & Support Services (“GESS”) contracts (both with NASA), which amounted to an aggregate increase of approximately $7.7 million. This increase was offset by a decline of $1.1 million due to the expected continued step-down of our MRDOC contract. The GESS contract is scheduled to end in April 2006, and we plan to participate in a recompetition for the award of a follow-on contract in 2006.

Cost of Revenue

Cost of revenue for the year ended December 31, 2005 was $112.3 million, an increase of $36.8 million, or 48.6%, from the prior year. This increase resulted from our acquisitions of BAI and ComGlobal. Cost of revenue, as a percentage of revenue for the year ended December 31, 2005 was 79.6%, compared to 80.1% for the prior year. The decrease in cost of revenue, as a percentage of revenue, for year ended December 31, 2005 was attributable to a more profitable contract mix from our acquired companies offset by an increase in personnel fringe benefit costs in 2005 compared to the prior year.

Cost of revenue for the year ended December 31, 2004 was $75.6 million, an increase of $23.2 million, or 44.2%, from the prior year. Cost of revenue, as a percentage of revenue for the year ended December 31, 2004 was 80.1%, compared to 84.1% for the prior year. The decrease in cost of revenue, as a percentage of revenue, for year ended December 31, 2004 was attributable to the improved profitability of our contract base, which decreases cost of revenue in relation to revenue.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the year ended December 31, 2005 was $15.7 million, an increase of $4.9 million, or 45.5%, from the prior year. The increase resulted primarily from our acquisitions of BAI and ComGlobal. In addition, we incurred approximately $1.3 million of what we believe were one-time expenses in 2005. These expenses related to transition costs to fill senior executive positions, due diligence costs for an acquisition we did not close, and recording a reserve against a NASA receivable (refer to Item 3. Legal Proceedings in this Form 10-K for a full description). SG&A as a percentage of revenue was 11.1% for the year ended December 31, 2005 compared to 11.4% for the prior year. As we acquire and integrate companies, we expect to leverage our central corporate services, reducing the ratio of SG&A to revenue. For 2005, the $1.3 million of one time expenses increased SG&A as a percentage of revenue approximately 0.9 percentage points.

SG&A for the year ended December 31, 2004 was $10.8 million, an increase of $5.0 million, or 86.2%, from the prior year. SG&A as a percentage of revenue was 11.4% for the year ended December 31, 2004 compared to 9.3% for the prior year. The increase in our SG&A expense as a percentage of revenue for the year ended December 31, 2004 was attributable to acquisition-related integration costs, investments to support growth and enhance our central infrastructure and new expenditures to comply with public-company reporting requirements, including the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization of Intangible Assets

Depreciation expense for the year ended December 31, 2005 was $0.7 million, an increase of $0.4 million or 137.7% from the prior year. We acquired $1.1 million of fixed assets with the ComGlobal acquisition in April 2005 and $0.7 million of fixed assets with the BAI acquisition in May 2004. The increased depreciation expense resulted from depreciation of these acquired fixed assets.

Intangible amortization expense for the year ended December 31, 2005 was $3.4 million, an increase of $2.0 million, or 137.4%, from the prior year. This increase was attributable to the additional amortization expense associated with the $7.4 million of identifiable intangible assets resulting from the April 2005 acquisition of ComGlobal and the $6.1 million of identifiable intangible assets resulting from the May 2004 acquisition of BAI.

Depreciation expense for the year ended December 31, 2004 was $0.3 million, an increase of $0.2 million or 242.2% from the prior year. This increase resulted from the depreciation expense associated with the $0.7 million of fixed assets we acquired as part of the BAI acquisition in May 2004.

Intangible amortization expense for the year ended December 31, 2004 was $1.4 million, an increase of $1.0 million, or 215.1%, from the prior year. This increase was attributable to the additional amortization expense associated with the $6.1 million of identifiable intangible assets resulting from the May 2004 acquisition of BAI.

Operating Income

Operating income for the year ended December 31, 2005 was $9.0 million, an increase of $2.7 million, or 42.8%, from the prior year. Operating margin for the year ended December 31, 2005 was 6.4% compared to 6.7% for the prior year. The decrease in our operating margin resulted primarily from the increased amortization expense associated with acquisition related identifiable intangible assets.

Operating income for the year ended December 31, 2004 was $6.3 million, an increase of $2.7 million, or 77.0%, from the prior year. Operating margin for the year ended December 31, 2004 was 6.7% compared to 5.7% for the prior year. The increase in our operating margin was attributable to improved contract profitability, offset by increased SG&A expenses as described above and increased amortization expense associated with our BAI acquisition.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA, as defined below, for the year ended December 31, 2005 was $13.1 million after adding depreciation and amortization of $0.7 million and intangible amortization of $3.4 million to operating income of $9.0 million. This was an increase of $5.1 million, or 63.1% from the prior year. EBITDA, as a percent of revenue, was 9.3% compared to 8.5% for the prior year. The increase in EBITDA margin for the year ended December 31, 2005 was attributable to higher contract profitability and improved SG&A leverage despite the $1.3 million of one-time expenses described above.

EBITDA for the year ended December 31, 2004 was $8.0 million after adding depreciation and amortization of $0.3 million and intangible amortization of $1.4 million to operating income of $6.3 million. This was an increase of $3.9 million, or 95.1% from the prior year. For the year ended December 31, 2004 EBITDA, as a percent of revenue, was 8.5% compared to 6.6% for the prior year. The increase in EBITDA margin for year ended December 31, 2004 was attributable to improved contract profitability offset by the higher SG&A expenses described above.

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

Net Interest Expense

Net interest expense for the year ended December 31, 2005 was $3.8 million, a decrease of $5.1 million, or 56.9%, from the prior year. For year ended December 31, 2004, we recorded $5.8 million of interest expense incurred on our Series B Senior Subordinated Notes. We did not record any interest expense on our Series B Senior Subordinated Notes during the year ended December 31, 2005 because in September 2004, we converted these notes into our Series B-1 Convertible Preferred Stock. The elimination of the interest on our Series B Note was partially offset by increased interest expense associated with the $22 million borrowed on our Credit Facility in connection with our acquisition of ComGlobal.

Net interest expense for the year ended December 31, 2004 was $8.9 million, an increase of $8.4 million from the same period in the prior year. For the year ended December 31, 2004, we recorded $5.8 million of interest expense incurred on our Series B Senior Subordinated Notes, which originated in May 2004 and were converted into Series B-1 Convertible Preferred Stock in September 2004. We also recorded a full year of interest on our Series A Convertible Notes, which originated in December 2003.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2005 was $3.2 million, an increase of $2.1 million, or 172.3%, from the prior year. The provision for income taxes for the year ended December 31, 2004 was $1.2 million, an increase of $0.9 million, or 283.6%, from the prior year. Our effective tax rate, or the ratio of income tax expense reported in relation to income from continuing operations before income taxes, is impacted significantly by the non-tax deductible interest and accretion expense associated with our convertible notes and preferred stock issued since 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to pay the interest on our credit facility and convertible note, to make quarterly dividend payments on our convertible preferred stock and to make selective strategic acquisitions.

Cash Flow

For the year ended December 31, 2005, net cash provided by operating activities was $3.4 million, compared to $2.1 million for the same period in the prior year. For the year ended December 31, 2004, net cash provided by operating activities was $2.1 million, compared to $2.7 million for the same period in the prior year.

Cash flow from operating activities begins with net income from continuing operations, which is adjusted by adding back non-cash charges (such as depreciation, amortization and bad debt expense) and then adjusted for the changes in working capital accounts. Accounts receivable represents one of our largest components of working capital. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. For the year ended December 31, 2005, compared to 2004, our operating income grew, increasing the amount of operating cash flow. This operating income growth was offset by increases in our working capital resulting from an increase in our fourth-quarter DSO. This increase resulted from the fact it took an extended period of time to resolve certain contract actions with three customers during the fourth quarter. The collection of approximately $5.0 million of accounts receivable was delayed as a result. We believe these contract actions have been addressed and expect our DSO to trend more towards historical levels. For the year ended December 31, 2004, compared to 2003, our operating income grew, improving our operating cash flow. This operating income growth was offset by increased use of cash by our discontinued operation.

Cash used in investing activities for the years ended December 31, 2005, 2004 and 2003 was $46.7 million, $27.6 million and $1.0 million, respectively. Cash provided by financing activities for the years ended December 31, 2005, 2004 and 2003 was $45.9 million, $12.4 million and $12.2 million, respectively. Our cash flows from investing and financing activities were primarily attributable to our BAI acquisition in May 2004 and our ComGlobal acquisition in April 2005.

In May 2004, we issued our Series B-1 Notes, receiving $12 million in proceeds. We used these proceeds, in conjunction with financing proceeds of $10 million we received in December 2003, to fund the cash portion of the purchase of BAI. The total purchase price of BAI, including transaction related costs, was $37.9 million.

In April 2005, we received proceeds of $25 million when we issued our Series B-2 Convertible Preferred Stock. In addition, we borrowed $22 million from our Senior Revolving Credit Facility. We used these proceeds to purchase ComGlobal. The purchase price of ComGlobal, including transaction related costs, was $47.9 million. See Note 9 to the Notes to Consolidated Financial Statements for the details and a summary of changes in our financing instruments issued in connection with our 2004 and 2005 acquisition activity.

Credit Facility and Borrowing Capacity

We have a long-standing relationship with Bank of America, N.A. (“the Bank”). Part of our relationship with the Bank includes a revolving line of credit (“the Credit Facility”) used for senior acquisition financing and working capital requirements. On April 1, 2005, in connection with the acquisition of ComGlobal, the Credit Facility was amended and restated to increase the amount of the facility from $20 million to $40 million, subject to a borrowing base determined based on our outstanding accounts receivable balance and certain financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of December 31, 2005 we were in compliance with these covenants. The Credit Facility has a maturity date of May 31, 2008. Interest on the Credit Facility is at the LIBOR Rate plus an applicable margin as specified the agreement. As of December 31, 2005, the outstanding balance of the Credit Facility was $27.6 million. The interest rate at December 31, 2005 was 7.39%. Borrowing availability under our Credit Facility continues to be sufficient to fund normal operations. Available borrowing capacity on our Credit Facility at December 31, 2005 was approximately $4.2 million.

The Credit Facility also restricts our ability to dispose of properties, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into certain leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. The Credit Facility is generally secured by all assets of our business.

Private Stock Offering

In March 2005, our Board of Directors, including its compensation committee, comprised solely of independent directors, approved the sale of up to 300,000 shares of unregistered Common Stock to certain employees of ComGlobal as an inducement material to their employment with us. In April 2005, all of the approved shares of our unregistered Common Stock were sold to 22 employees of ComGlobal. We received $840,000 from the sale of such shares. The sale was made in an exempt offering under Rule 506 of the Securities Act of 1933, as amended. We recognized $105,000 of stock compensation expense related to this transaction.

Guarantees and Commitments

Pursuant to the November 2, 2001 acquisition of the former Analex, we issued 3,572,143 shares of our Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which we guarantee for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. As of December 31, 2005, the maximum amount payable under the terms of the guaranteed shares was approximately $1.6 million. As the fair market value of our Common Stock as of December 31, 2005 was in excess of the maximum guaranteed share price of $2.20 per share, we did not accrue any amounts under the guarantee.

On November 2, 2001, we issued promissory notes to certain Analex sellers totaling approximately $0.8 million with a five-year term, bearing interest at 6%. As of September 30, 2005 the outstanding balance of the promissory notes was approximately $0.3 million. We also entered into non-competition agreements with former employees totaling $0.4 million, on a discounted basis, payable over various periods with a current balance of $52,000 at December 31, 2005.

In August 2005, we entered into a lease agreement for approximately 28,500 square feet to be used as our new corporate headquarters. The lease commenced on January 1, 2006 and has a term of seven years with one optional renewal period of five years. Future minimum lease payments over the seven-year lease term will be approximately $5.6 million.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment, which replaces SFAS No. 123 Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of the beginning of the first fiscal year that begins after June 15, 2005. We will adopt the provisions of SFAS No. 123(R) during the first quarter of 2006.

SFAS No. 123(R) permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. It is anticipated we will apply the modified prospective method upon adoption. We expect that the initial adoption of SFAS 123(R) will not have a material impact on our Consolidated Statements of Operations. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We believe this reclassification will not have a material impact on our Consolidated Statements of Cash Flows.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Market Risks And Hedging Activities

The Company’s outstanding bank debt bears interest at variable interest rates tied to LIBOR. The use of variable-rate debt to finance operations and capital expenditures exposes the Company to variability in interest payments due to changes in interest rates. The Company does not currently use interest rate swaps or other means to reduce the interest rate exposure on these variable rate obligations. The Company does not hold any derivatives.

Contractual Obligations

Preferred Stock

Holders of a majority of the outstanding shares of Series A Preferred Stock may require the Company to redeem their Series A Preferred Stock together with accrued but unpaid dividends in four equal quarterly installments any time on or after September 15, 2008, which is also the Series B Redemption Date. Holders of two-thirds of the Series B Preferred Stock may also require the Company to redeem their Series B Preferred Stock together with accrued but unpaid dividends in four equal quarterly installments any time on or after September 15, 2008, the Series B Redemption Date. However, since the Company has up to sixty (60) days from the Series B Redemption Date to make the first quarterly installment, the Company’s obligation to pay for the redemption price of both the Series A and Series B Preferred Stock is not triggered until November 15, 2008, at the earliest. The table below summarizes this possible future contractual obligation.

Financing Instrument	Redemption Payment Period	Quarterly Redemption Price	Total Redemption Price
Series A Preferred Stock	November 15, 2008—August 2009	$3,750,000	$15,000,000
Series B Preferred Stock	November 15, 2008—August 2009	$9,250,000	$37,000,000

Debt, leases and other non-cancelable obligations

The Company has contractual obligations to pay long-term debt, leases and other non-cancelable obligations. The following table aggregates the amounts of these obligations as of December 31, 2005:

Year	Long-term debt (1)	Operating Leases	Non-Compete Agreements	Total
2006	$387,500	$2,919,600	$156,500	$3,463,600
2007	10,000,000	1,521,900	—	11,521,900
2008	—	1,393,300	—	1,393,300
2009	—	1,192,900	—	1,192,900
2010	—	985,600	—	985,600
2011	—	1,006,600	—	1,006,600
2012	—	1,028,300	—	1,028,300

Total contractual obligations	$10,387,500	$10,048,200	$156,500	$20,592,200

(1)	Does not include line of credit.

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

Pursuant to the November 2, 2001 acquisition of Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share (“Guaranteed Shares”), if such shares are sold within such period and if certain other conditions are satisfied. As of December 31, 2005, the maximum that the Company would be required to pay under the terms of the guarantee was $1,628,600. This amount is calculated by multiplying the number of shares subject to the guarantee by their associated guaranteed purchase price, assuming the Company’s Common Stock has no fair market value. As of December 31, 2005, there were 214,286 shares with an associated purchase price guarantee of $1.60 per share, 214,286 shares with an associated guaranteed purchase price of $1.80 per share, and 214,286 shares with an associated guaranteed purchase price of $2.00 per share, and 214,286 shares with an associated guaranteed purchase price of $2.20 per share. As the fair market value of the Company’s Common Stock was in excess of the guaranteed share prices as of December 31, 2005, no amounts were accrued under the guarantee.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Market Risks and Hedging Activities

The Company’s outstanding bank debt bears interest at variable interest rates tied to LIBOR. The use of variable-rate debt to finance operations and capital expenditures exposes the Company to variability in interest payments due to changes in interest rates. The Company does not currently use interest rate swaps or other means to reduce the interest rate exposure on these variable rate obligations. The Company does not hold any derivatives.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2005, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

(a)  (3)    Exhibits

Exhibit Index

2.1	Agreement and Plan of Merger by and among Analex Corporation, certain Sellers, Analex Corporation Employee Stock Ownership Plan and Trust, Hadron, Inc. and Hadron Acquisition Corp., as of October 31, 2001 (previously filed).

2.2	Agreement and Plan of Merger by and among Analex Corporation, Alpha-N Acquisition Corporation, ComGlobal Systems , Incorporated and Stockholders of ComGlobal, dated April 1, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2005).

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.1.1	Certificate of Amendment of Certificate of Incorporation, dated November 19, 2001 (incorporated by reference to the Company’s form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2002 (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

3.1.3	Certificate of Amendment, dated December 9, 2003, to Certificate of Incorporation (incorporated by reference to the Company’s registration statement on a Form S-3 filed with the Commission on January 8, 2004).

3.1.4	Certificate of Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s registration statement on a Form S-3 filed with the Commission on January 8, 2004).

Exhibit Index

3.1.5	Amendment to Certificate of Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

3.1.6	Certificate of Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Annex C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s registration statement on a Form S-3 filed with the Commission on January 8, 2004).

3.2.1	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to the Company’s Amendment No. 1 to the Form S-3 registration statement filed with the Commission on March 10, 2004).

3.2.2	Amendment No. 2 to Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 15, 2004).

3.2.3	Amendment No. 3 to Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2005).

4.1	Form of Secured Subordinated Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2003).

4.2	Form of Common Stock Purchase Warrant issued to the Pequot Funds, General Electric Pension Trust and New York Life Capital Partners (incorporated by reference to Annex E of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.1.1	Analex Corporation Employee Stock Purchase Plan (incorporated by reference to Annex O of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.1.2	Analex Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Annex E of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 13, 2005).

10.1.3	Analex Corporation 2000 Stock Incentive Plan (incorporated by reference to the Form 8-K dated February 22, 2006, filed with the Commission on February 28, 2006).

10.1.4	Form of Stock Appreciation Right Agreement under the 2000 Stock Incentive Plan (incorporated by reference to the Form 8-K dated February 22, 2006, filed with the Commission on February 28, 2006).

10.1.5	Form of Option Exchange and Stock Appreciation Right Agreement under the 2000 Stock Incentive Plan (incorporated by reference to the Form 8-K dated February 22, 2006, filed with the Commission on February 28, 2006).

10.1.6	Analex Corporation 2002 Stock Incentive Plan (incorporated by reference to the Form 8-K dated February 22, 2006, filed with the Commission on February 28, 2006).

10.1.7	Form of Stock Appreciation Right Agreement under the 2002 Stock Incentive Plan (incorporated by reference to the Form 8-K dated February 22, 2006, filed with the Commission on February 28, 2006).

10.1.8	Form of Option Exchange and Stock Appreciation Right Agreement under the 2002 Stock Incentive Plan (incorporated by reference to the Form 8-K dated February 22, 2006, filed with the Commission on February 28, 2006).

10.1.9	Restricted Stock Award Agreement with C. Wayne Grubbs, dated February 22, 2006 (incorporated by reference to the Form 8-K dated February 22, 2006, filed with the Commission on February 28, 2006).

Exhibit Index

10.1.10	Restricted Stock Award Agreement with V. Joseph Broadwater dated February 22, 2006 (incorporated by reference to the Form 8-K dated February 22, 2006, filed with the Commission on February 28, 2006).

10.1.11	Restricted Stock Award Agreement with Stephen C. Matthews, dated February 22, 2006 (incorporated by reference to the Form 8-K dated February 22, 2006, filed with the Commission on February 28, 2006).

10.2	Form of Employment Agreement between the Company and Sterling E. Phillips, Jr. dated January 16, 2001 (incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001).

10.2.1	Promissory Note between Peter C. Belford, Sr. and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.2.2	Promissory Note between Lese Ann Kodger and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.2.3	Promissory Note between Alex Patterson and Hadron, Inc. dated November 5, 2001, pursuant to the Agreement and Plan of Merger between Hadron, Inc. and Analex Corporation (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002, Exhibit No. 10.26).

10.2.4	Employment Termination Agreement by and between Analex Corporation and Jon M. Stout (incorporated by reference to the Company’s Current Report on Form 8-K dated July 18, 2003 and filed July 21, 2003).

10.2.5	Confidentiality and Non-Competition Agreement by and between Analex Corporation and Jon M. Stout (incorporated by reference to the Company’s Current Report on Form 8-K dated July 21, 2003).

10.3	Amended and Restated Credit Agreement by and between Analex Corporation and Bank of America, N.A. dated May 28, 2004 (incorporated by reference to Annex I of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.3.1	Amended and Restated Intercreditor and Subordination Agreement by and among Bank of America, N.A., Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., General Electric Pension Trust, New York Life Capital Partnership, II, L.P., Analex Corporation and the subsidiaries of Analex Corporation, dated May 28, 2004 (incorporated by reference to Annex J of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.3.2	Junior Intercreditor and Subordination Agreement by and among, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., General Electric Pension Trust, New York Life Capital Partnership, II, L.P., Analex Corporation and the subsidiaries of Analex Corporation, dated May 28, 2004 (incorporated by reference to Annex K of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.3.3	Security Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

10.3.4	Pledge Agreement between Hadron, Inc. and Bank of America, N.A. dated November 2, 2001 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 filed with the Commission on March 26, 2002).

Exhibit Index

10.3.5	First Amendment to Pledge Agreement between Analex Corporation and Bank of America, N.A. dated May 28, 2004 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2004 filed with the Commission on March 24, 2005).

10.3.6	Amended and Restated Revolving Credit Facility Note between Analex Corporation and Bank of America, N.A. dated May 28, 2004 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2004 filed with the Commission on March 24, 2005).

10.3.7	Amended and Restated Continuing and Unconditional Guaranty between Bank of America, N.A. and Subsidiaries of the Company dated May 28, 2004 (incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2004 filed with the Commission on March 24, 2005).

10.3.8	First Amendment to the Amended and Restated Credit Agreement by and among Analex Corporation, Subsidiaries of Analex Corporation and Bank of American, N.A., dated April 1, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2005).

10.3.9	Second Amendment to Pledge Agreement by and between Analex Corporation and Bank of America, N.A, dated April 1, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2005).

10.3.10	Second Amendment and Restated Continuing and Unconditional Guaranty between Bank of America, N.A. and subsidiaries of Analex Corporation, dated April 1, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2005).

10.3.11	First Amendment to Amended and Restate Revolving Credit Facility Note executed by Analex Corporation in favor of Bank of American, N.A., dated April 1, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2005).

10.4	Expendable Launch Vehicle Integrated Support (ELVIS) contract by and between the Registrant and The National Aeronautics and Space Administration (NASA) (incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2002 and filed with the Commission on August 14, 2002).

10.5	Subordinated Note and Series A Convertible Preferred Stock Purchase Agreement dated July 18, 2003, by and among the Company, Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2003).

10.6	Securities Repurchase Agreement, dated as of July 18, 2003, by and among Analex Corporation, Jon M. Stout, Patricia Stout, Shawna Stout, Marcus Stout, Stout Dynastic Trust and S Co, LLC (incorporated by reference to the Company’s Current Report on Form 8-K dated July 18, 2003 and filed July 21, 2003).

10.6.1	Series B Convertible Preferred Stock Purchase Agreement by and among Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., General Electric Pension Trust, New York Life Capital Partnership, II, L.P., Analex Corporation and the subsidiaries of Analex Corporation, dated May 28, 2004 (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.6.2	Amended and Restated Stockholders’ Voting Agreement, dated May 28, 2004, by and among Analex Corporation, Pequot Private Equity Fund III, L.P., Pequot Offshore Private Equity Partners III, L.P., General Electric Pension Trust, New York Life Capital Partnership, II, L.P., Sterling E. Phillips, Jr., J. Richard Knop, C.W. Gilluly, Peter C. Belford, Sr., Arthur A. Hutchins, Joseph H. Saul, DRG Irrevocable Trust (incorporated by reference to Annex H of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

Exhibit Index

10.6.3	Registration Rights Agreement, dated May 28, 2004, by and between Analex Corporation and Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P., General Electric Pension Trust, New York Life Capital Partnership, II, L.P., (incorporated by reference to Annex G of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 9, 2004).

10.7	Stock Purchase Agreement by and among Analex Corporation, Beta Analytics, Inc. and other parties named in the agreement, dated May 6, 2004 (incorporated by reference to the registrant’s Form 10-Q for the fiscal quarter ended March 31, 2004).

10.8	Written Incentive Stock Option Agreement, dated September 1, 2005, by and between Analex Corporation and C. Wayne Grubbs (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2005).

10.9	Written Non-Qualified Stock Option Agreement, dated September 1, 2005, by and between Analex Corporation and C. Wayne Grubbs (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2005).

14	Code of Conduct and Ethics (incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 2003.).

21*	Subsidiaries of the Company

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

(b)  Reports on Form 8-K

On November 3, 2005, the Company filed a Form 8-K to include its financial results for the fiscal quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2006		ANALEX CORPORATION

By:	/s/ STERLING E. PHILLIPS, JR.	By:	/s/ C. WAYNE GRUBBS
	Sterling E. Phillips, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)		C. Wayne Grubbs Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER C. BELFORD, JR. Peter C. Belford, Jr.	Director	March 3, 2006

/S/ C. THOMAS FAULDERS, III C. Thomas Faulders, III	Director	March 2, 2006

/S/ LINCOLN D. FAURER Lincoln D. Faurer	Director	March 2, 2006

/s/ MARTIN HALE, JR. Martin Hale, Jr.	Director	March 2, 2006

/S/ THOMAS L. HEWITT Thomas L. Hewitt	Director	March 3, 2006

/s/ DANIEL P. MARCH Daniel P. March	Director	March 2, 2006

/s/ STERLING E. PHILLIPS, JR. Sterling E. Phillips, Jr.	Chairman	March 7, 2006

/s/ GERALD POCH Gerald Poch	Director	March 2, 2006

/s/ DANIEL R. YOUNG Daniel R. Young	Director	March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Analex Corporation

We have audited the accompanying consolidated balance sheets of Analex Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analex Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

/s/  ERNST & YOUNG LLP

McLean, Virginia

February 22, 2006

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$3,459,200	$1,034,200
Accounts receivable, net	31,067,500	18,350,400
Prepaid expenses and other	4,192,000	4,037,800
Inventory	253,500	—
Property held for sale	430,600	—

Total current assets	39,402,800	23,422,400

Property and equipment, net	2,726,000	1,434,700
Contract rights and other intangible assets, net	10,404,800	6,363,500
Goodwill	77,887,000	43,175,200
Other assets	671,700	526,300

Total assets	$131,092,300	$74,922,100

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,877,300	$2,452,100
Notes payable—other	387,500	904,200
Deferred tax liability, net	780,300	927,400
Other current liabilities	13,918,600	8,919,500

Total current liabilities	16,963,700	13,203,200

Notes payable—line of credit	27,631,400	5,624,100
Notes payable—other	—	329,600
Series A convertible note	6,497,700	4,689,500
Deferred tax liability, net	3,677,200	2,123,500
Other long term liabilities	1,131,500	—

Total long-term liabilities	38,937,800	12,766,700

Total liabilities	55,901,500	25,969,900

Commitments and contingencies (Note 12)	—	—
Series A convertible preferred stock; 6,726,457 shares issued and outstanding at December 31, 2005 and December 31, 2004	7,736,300	3,986,300
Series B-1 convertible preferred stock; 3,428,571 shares issued and outstanding at December 31, 2005 and December 31, 2004	12,000,000	12,000,000
Series B-2 convertible preferred stock; 7,142,856 shares issued and outstanding at December 31, 2005; 0 shares issued and outstanding at December 31, 2004	16,493,300	—

Shareholders’ equity
Common stock; $0.02 par; authorized 65,000,000 shares; issued and outstanding December 31, 2005, 16,340,445 shares and December 31, 2004, 15,422,110 shares	326,800	308,400
Additional paid-in capital	50,279,000	40,070,300
Warrants outstanding	9,228,300	6,803,300
Accumulated deficit	(20,872,900)	(14,216,100)

Total shareholders’ equity	38,961,200	32,965,900

Total liabilities, convertible preferred stock and shareholders’ equity	$131,092,300	$74,922,100

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Revenue	$141,161,800	$94,416,700	$62,326,700
Operating cost and expenses
Cost of revenue	112,373,600	75,605,000	52,436,500
Selling, general and administrative	15,681,500	10,776,800	5,787,500
Depreciation and amortization	731,700	308,100	90,000
Amortization of intangible assets	3,372,700	1,420,900	450,800

Total operating costs and expenses	132,159,500	88,110,800	58,764,800

Operating income	9,002,300	6,305,900	3,561,900

Interest income	9,300	80,300	—
Interest expense	(3,855,900)	(9,002,200)	(519,800)

Income (loss) from continuing operations before income taxes	5,155,700	(2,616,000)	3,042,100
Provision for income taxes	3,248,800	1,193,400	311,200

Income (loss) from continuing operations	1,906,900	(3,809,400)	2,730,900
Income from discontinued operations, net of income taxes	—	8,200	15,500
Loss on disposal of discontinued operations, net of income taxes	(113,200)	(545,000)	—

Net income (loss)	1,793,700	(4,346,200)	2,746,400

Dividends on Series A convertible preferred stock	(900,000)	(902,400)	(56,700)
Dividends on Series B-1 convertible preferred stock	(720,000)	(211,100)	—
Dividends on Series B-2 convertible preferred stock	(1,125,000)	—	—
Accretion of convertible preferred stock	(5,705,500)	(3,750,000)	(236,300)

Net (loss) income available to common shareholders	$(6,656,800)	$(9,209,700)	$2,453,400

Net (loss) income available to common shareholders per share:
Continuing operations
Basic	$(0.41)	$(0.60)	$0.16

Diluted	$(0.41)	$(0.60)	$0.14

Discontinued operations
Basic	$(0.01)	$(0.04)	$0.00

Diluted	$(0.01)	$(0.04)	$0.00

Net (loss) income available to common shareholders:
Basic	$(0.42)	$(0.64)	$0.16

Diluted	$(0.42)	$(0.64)	$0.14

Weighted average number of shares:
Basic	15,931,936	14,435,676	14,878,312

Diluted	15,931,936	14,435,676	17,670,001

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Cumulative Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Warrants Outstanding	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance—January 1, 2003	—	$—	14,427,080	$288,500	$21,171,400	$—	$(7,700)	$(90,600)	$(7,459,800)	$13,901,800
Amortization of deferred stock compensation	—	—	—	—	—	—	7,700	—	—	7,700
Issuance of preferred warrants and beneficial conversion charge on convertible preferred stock	6,726,457	—	—	—	10,519,800	3,857,600	—	—	—	14,377,400
Accretion of discount on cumulative preferred stock	—	236,300	—	—	—	—	—	—	(236,300)	(236,300)
Dividends on convertible preferred stock	—	—	—	—	—	—	—	—	(56,700)	(56,700)
Repurchase and retirement of common shares	—	—	(2,625,451)	(52,500)	(9,018,500)	—	—	—	—	(9,071,000)
Issuance of note warrants and beneficial conversion charge on convertible notes	—	—	—	—	5,327,200	1,905,300	—	—	—	7,232,500
Shares issued pursuant to the Employee Stock Purchase Plan	—	—	86,892	1,700	189,000	—	—	—	—	190,700
Exercise of options and warrants	—	—	1,148,145	23,000	311,800	—	—	—	—	334,800
Other	—	—	—	—	18,400	—	—	—	—	18,400
Unrealized gain on derivative contract	—	—	—	—	—	—	—	46,800	—	46,800
Net income	—	—	—	—	—	—	—	—	2,746,400	2,746,400

Total comprehensive income	—	—	—	—	—	—	—	—	—	2,793,200

Balance—December 31, 2003	6,726,457	236,300	13,036,666	260,700	28,519,100	5,762,900	—	(43,800)	(5,006,400)	29,492,500
Issuance of note warrants and beneficial conversion charge on convertible notes	—	—	—	—	3,720,000	720,000	—	—	—	4,440,000
Issuance of preferred warrants and convertible preferred stock	3,428,571	12,000,000	—	—	320,400	320,400	—	—	—	640,800
Accretion of discount on cumulative preferred stock	—	3,750,000	—	—	—	—	—	—	(3,750,000)	(3,750,000)
Dividends on convertible preferred stock	—	—	—	—	—	—	—	—	(1,113,500)	(1,113,500)
Issuance costs of fully discounted cumulative preferred stock	—	—	—	—	(79,800)	—	—	—	—	(79,800)
Shares issued pursuant to the Employee Stock Purchase Plan	—	—	107,370	2,100	315,600	—	—	—	—	317,700
Exercise of options and warrants	—	—	445,614	8,900	348,400	—	—	—	—	357,300
Issuance of common stock to sellers of Beta Analytics International	—	—	1,832,460	36,700	6,926,600	—	—	—	—	6,963,300
Unrealized gain on derivative contract	—	—	—	—	—	—	—	43,800	—	43,800
Net loss	—	—	—	—	—	—	—	—	(4,346,200)	(4,346,200)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(4,302,400)

Balance—December 31, 2004	10,155,028	15,986,300	15,422,110	308,400	40,070,300	6,803,300	—	—	(14,216,100)	32,965,900
Issuance of preferred warrants and convertible preferred stock	7,142,856	14,537,800	—	—	7,960,700	2,425,000	—	—	—	10,385,700
Accretion of discount on cumulative preferred stock	—	5,705,500	—	—	—	—	—	—	(5,705,500)	(5,705,500)
Dividends on convertible preferred stock	—	—	—	—	—	—	—	—	(2,745,000)	(2,745,000)
Shares issued pursuant to the Employee Stock Purchase Plan	—	—	144,669	2,900	433,000	—	—	—	—	435,900
Exercise of options and warrants	—	—	473,666	9,500	858,500	—	—	—	—	868,000
Tax effect of options exercised	—	—	—	—	17,500	—	—	—	—	17,500
Issuance of common stock to employees of ComGlobal Systems, Incorporated		—	300,000	6,000	939,000	—	—	—	—	945,000
Net income	—	—	—	—	—	—	—	—	1,793,700	1,793,700

Total comprehensive income	—	—	—	—	—	—	—	—	—	1,793,700

Balance—December 31, 2005	17,297,884	$36,229,600	16,340,445	$326,800	$50,279,000	$9,228,300	$—	$—	$(20,872,900)	$38,961,200

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Reconciliation of net income (loss) to cash provided by operating activities
Net income (loss)	$1,793,700	$(4,346,200)	$2,746,400
Net loss (income) from discontinued operations	113,200	536,800	(15,500)

Net income (loss) from continuing operations	1,906,900	(3,809,400)	2,730,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	731,700	308,100	90,000
Amortization of intangible assets	3,372,700	1,420,900	450,800
Amortization of debt discounts	1,808,200	6,888,900	140,400
Amortization of deferred financing costs	188,900	779,700	—
Stock-based compensation expense	105,000	—	122,000
Loss on disposal of fixed assets	5,700	—	—
Loss on impairment of assets held for sale	66,000	—	—
Tax benefit on exercise of stock options	17,500	—	—
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	(4,441,400)	(3,754,100)	1,026,400
Prepaid expenses and other	1,907,900	(2,608,100)	(213,100)
Inventory	205,500	—	—
Other assets	(155,300)	(363,000)	(406,300)
Accounts payable	(806,200)	482,200	(1,827,300)
Other current liabilities	(658,000)	2,129,100	83,900
Deferred tax liability	(866,300)	789,700	103,000
Other long-term liabilities	(12,300)	4,400	—

Net cash flow provided by operating activities	3,376,500	2,268,400	2,300,700

Cash flows from investing activities
Purchase of property and equipment	(1,191,200)	(496,300)	(435,100)
Purchase of intangible assets	—	—	(600,000)
Proceeds from sale of property and equipment	809,100	—	—
Cash paid for BAI, net of cash acquired	—	(27,132,600)	—
Cash paid for ComGlobal, net of cash acquired	(46,300,400)	—	—

Net cash used in investing activities	(46,682,500)	(27,628,900)	(1,035,100)

Cash flows from financing activities
Proceeds from net borrowings on bank and other loans	21,146,000	1,385,400	(3,500,300)
Proceeds from sale of common stock	840,000	—	—
Proceeds from stock options and warrants exercised	868,000	353,700	334,800
Proceeds from employee stock purchase plan	435,900	321,400	190,700
Proceeds from issuance of Series A Convertible Notes and Warrants	—	—	10,000,000
Proceeds from sale of ABS	115,700	—	—
Net proceeds from issuance of Series A Preferred Stock and Warrants	—	—	14,377,300
Net proceeds from issuance of Series B Senior Subordinated Notes and Warrants	—	11,325,100	—
Net proceeds from issuance of Series B-2 Preferred Stock and Warrants	24,923,400	—	—
Issuance costs related to financing instruments	(125,600)	(79,900)	—
Repurchase of stock, stock options and warrants	—	—	(9,166,800)
Payments of dividends on preferred stock	(2,243,500)	(890,500)	—

Net cash provided by financing activities	45,959,900	12,415,200	12,235,700

Net cash flow from discontinued operations, including disposal of discontinued operations	(228,900)	(198,000)	374,400

Net increase (decrease) in cash and cash equivalents	2,425,000	(13,143,300)	13,875,700
Cash and cash equivalents at beginning of period	1,034,200	14,177,500	301,800

Cash and cash equivalents at end of period	$3,459,200	$1,034,200	$14,177,500

Supplemental disclosure of cash flow information:
Cash paid for interest	1,920,200	1,233,100	519,800
Cash paid for income taxes, net of refund	3,787,100	1,339,000	255,000
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in acquisition	—	6,963,300	—

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Overview

Analex Corporation (“Analex” or the “Company”) is a provider of mission-critical professional services to federal government clients. The Company is a leading provider of services in support of our nation’s security. The Company specializes in providing intelligence, systems engineering and security services in support of the nation’s security. Analex focuses on developing innovative technical approaches for the intelligence community, analyzing and supporting defense systems, designing, developing and testing aerospace systems and providing a full range of security support services to the U.S. government. The Company specializes in the following professional services:

•	Information Technology Services. Information technology services focus on design, development, test, integration and support of software and networks for business and mission critical systems. The Company develops radar, modeling and simulation and system software, all in support of collecting, testing, and analyzing data from various intelligence systems. The Company also provides the military with program management, systems engineering and software development and development of command, control, communications, computers and intelligence (“C4I”) programs.

•	Aerospace Engineering Services. Aerospace engineering services focus on engineering associated with the development, support and operations of space launch vehicles and facilities as well as independent verification and validation services. The Company provides services in the design and testing of expendable launch vehicles for the Department of Defense and intelligence community. The Company’s highly specialized expertise includes test, analysis and independent validation and verification support in areas such as structural dynamics, trajectory and performance, thermal system performance, and range safety. The Company’s solutions enable the simulation of a realistic operational environment so that satellites and related systems can be tested prior to deployment. The Company also performs verification and validation of test results to ensure the reliability of the data.

•	Security and Intelligence Support Services. The Company’s security and intelligence support services focus on analysis support and threat assessments, counterintelligence, information, network and facilities security, technology protection and security education and training.

These services are provided through the Company’s two strategic business units, Homeland Security Group and Systems Engineering Group.

The Homeland Security Group provides information technology services, aerospace engineering services and security and intelligence support services. The Homeland Security Group provides these services to the intelligence community, including the National Reconnaissance Office, the Missile Defense Agency, the National Security Agency, the Department of Defense, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman.

The Systems Engineering Group provides aerospace engineering and information technology services. Capabilities include expendable launch vehicle engineering, space systems development, and ground support for space operations. The System Engineering Group provides these services to NASA.

On April 1, 2005, the Company acquired ComGlobal Systems, Inc, (“ComGlobal”) in a transaction valued at approximately $47.0 million. ComGlobal is a software engineering and information technology firm, specializes in C4I programs for the military. Its largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. ComGlobal is now a wholly-owned subsidiary of Analex and reported as a part of the Company’s Homeland Security Group.

On May 28, 2004, the Company acquired Beta Analytics, Incorporated (“BAI”) in a transaction valued at approximately $37.9 million, including the assumption $1.7 million of BAI’s debt. The Company acquired all of

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the issued and outstanding stock of BAI for $27.7 million in cash and 1,832,460 unregistered shares of Analex Common Stock.

During the second quarter of 2004, the Company concluded that Advanced Biosystems, Inc. (ABS), a then wholly owned subsidiary of the Company, did not fit with the Company’s long-term strategic plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004.

2.    Summary of Significant Accounting Policies

A.    Principles of Consolidation

The consolidated financial statements include the accounts of Analex Corporation and its three wholly owned subsidiaries, SyCom, ComGlobal and BAI. The results of operations of ABS, a former wholly owned subsidiary which the Company disposed of on November 16, 2004, are presented as discontinued operations for all periods presented herein (see Note 19). All significant intercompany transactions have been eliminated from the consolidated financial statements.

B.    Revenue

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

The Company’s contracts with customers are typically cost-plus-fee, time and material, or fixed-price contracts. Revenue results from work performed on these contracts by the Company’s employees and from pass-through of costs for material and work performed by subcontractors. Revenue on cost-type contracts is recorded as allowable contract costs are incurred and fees earned. Revenue for time and material contracts is recorded on the basis of allowable contract labor hours worked times the contract defined billing rates, plus the cost of materials used in performance of the contract. Profits on time and materials contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenue on certain fixed-price service contracts is recorded each period based on a monthly amount for services rendered. Revenue on other fixed-price contracts is recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. In the normal course of business, the Company may be party to claims and disputes resulting from modifications and change orders and other contract matters. Claims for additional contract compensation are recognized when realization is probable and estimable. When the Company has a contract where multiple units of accounting exist, the Company will apply the appropriate revenue recognition methodology to each separate unit of accounting, as necessary. The Company has contracts containing performance based incentive fees, which are not finalized until the end of predetermined time periods. The Company accrues revenue on these incentive fees based on the amount the Company expects to be awarded. The Company’s estimates are based on, among other things, discussions with the client, actual contract performance to date and historical contract performance trends.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of the Company’s standard management processes, facts develop that require revision to its estimated total costs or revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program. This type of revenue is not material to the Company for the years ended December 31, 2005, 2004 and 2003, respectively.

Disputes occasionally arise in the normal course of the Company’s business due to events such as delays, changes in contract specifications, and questions of cost allowability or collectibility. Such matters, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where a loss is considered probable and can be reasonably estimated in amount.

C.    Cash Equivalents

Cash equivalents represent amounts invested in highly liquid short-term investments with original maturities of three months or less.

D.    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts receivable, goodwill and other intangible assets, and other contingent liabilities. The Company determines its estimates on historical experience and various other factors that are deemed reasonable at the time the estimates are made.

E.    Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts receivable that may arise in the normal course of business. Historically, the Company has not had significant write-offs of doubtful accounts receivable related to work performed for the federal government. However, the Company does perform work on contracts and task orders where on occasion issues arise that lead to accounts receivable not being fully collected. The Company’s allowance for doubtful accounts is established based upon the latest information available to determine whether invoices are ultimately collectible. Whenever judgment is involved in determining the estimates, there is the potential for bad debt expense and the fair value of accounts receivable to be misstated.

F.    Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash-equivalents, and accounts receivable. The Company maintains its cash and cash equivalents principally in one United States (“U.S.”) commercial bank.

The Company’s accounts receivable consists principally of accounts receivable from the U.S. Government or prime contractors to agencies and departments of the U.S. government. The Company extends credit in the normal course of operations and does not require collateral from its customers.

ANALEX CORPORATION

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

G.    Property and Equipment

Building, furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation. Building, furniture, equipment and leasehold improvements acquired in a business combination are stated at fair value, as determined using the assistance of an outside valuation firm, less accumulated depreciation. The Company uses the straight-line method of depreciation and amortization over the estimated useful lives of the assets. The estimated useful life for computers and equipment is three years. The estimated useful life of furniture ranges from five to ten years and the estimated useful life for buildings is thirty-nine years. Leasehold improvements are amortized over their estimated useful life or the minimum lease term, whichever is shorter.

Real property classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell, which is based on comparable sales amounts of similar property. Gains or losses are recognized for subsequent changes to the fair value less cost to sell; however, gains that may be recognized are limited by cumulative losses previously recognized. Property classified as held for sale is not depreciated.

Maintenance and repairs are charged to expense as incurred, and the cost of additions and betterments are capitalized. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

Implementation costs associated with purchased software are capitalized. Such costs are amortized using the straight-line method for a period of three to five years.

H.    Goodwill and Intangible Assets

Goodwill, which represents the excess of the cost of an acquired entity over the net fair value of assets acquired and liabilities assumed, is assessed for impairment annually. Impairment is the excess of the carrying value assigned to goodwill over its respective fair value. The Company uses a two-step approach to determine impairment. The Company performs step 1 by comparing the reporting unit’s fair value to its carrying value. If the fair value of the reporting unit exceeds its carrying value, no further calculation is necessary. A reporting unit with a carrying value in excess of its fair value constitutes a step 1 failure and leads to a step 2 evaluation to determine the goodwill write off. If a step 1 failure occurs, the excess of the carrying value over the fair value does not equal the amount of the goodwill write off. Step 2 requires the calculation of the implied fair value of goodwill by allocating the fair value of the reporting unit to its tangible and intangible assets, other than goodwill, similar to the purchase price allocation. The remaining unallocated fair value represents the implied fair value of the goodwill. If the implied fair value of goodwill exceeds its carrying amount, there is no impairment. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. Further, when performing step 2 and allocating a reporting unit’s fair value, assets having a higher fair value as compared to book value increase any possible write off of impaired goodwill. For the year ended December 31, 2005 no condition of impairment existed.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets with finite lives are amortized on a straight-line basis over their useful lives, determined with the assistance of an outside valuation firm, of 3 to 9 years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

I.    Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company’s stock at the date of the grant over the exercise price of the related option.

	2005	2004	2003
Net (loss) income available to common shareholders, as reported	($6,656,800)	($9,209,700)	$2,453,400
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	$105,000	$—	$6,900
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	$943,900	$549,500	$764,400

Pro forma net (loss) income available to common shareholders	($7,495,700)	($9,759,200)	$1,695,900

(Loss) earnings per share:
Basic as reported	($0.42)	($0.64)	$0.16
Diluted as reported	($0.42)	($0.64)	$0.14
Basic pro forma	($0.47)	($0.68)	$0.11
Diluted pro forma	($0.47)	($0.68)	$0.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following assumptions were used for grants: dividend yield of 0%; expected volatility of 35 to 76%; expected life of the option term of 5 years; and risk-free interest rate of 2.25 to 5.85%.

To eliminate additional compensation expense following the adoption of SFAS No. 123(R)—Share-Based Payment, which will replace SFAS No. 123—Accounting for Stock-Based Compensation, the Company has accelerated vesting of certain options for certain option holders when the exercise price of the option is more than the fair market value. SFAS No. 123(R) is effective as of January 1, 2006. The table below summarizes the accelerated vesting of options.

Number of options	Exercise price	Original vesting date	Accelerated vesting date
100,000	$3.42	02/17/06	03/02/05
66,667	$4.49	04/20/06	12/21/04
50,001	$3.88	04/08/06	01/26/05
25,000	$3.70	02/02/06	01/31/05
6,668	$3.92	03/01/06	01/19/05
3,334	$4.04	03/01/06	12/21/04
1,667	$3.80	02/25/06	01/26/05
1,667	$3.30	07/06/06	11/30/05

Compensation expense for other stock based awards is measured using the intrinsic value of the award at the award’s grant date. In March 2005, the Company’s Board of Directors, including its compensation committee, approved the sale of up to 300,000 unregistered shares of the Company’s common stock to 22 employees of ComGlobal. In April 2005, the Company sold all 300,000 unregistered shares. The Company recorded $105,000 of compensation expense related to this award as of December 31, 2005.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.    Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, and other intangibles, may not be fully recoverable, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this analysis, the Company would recognize a loss based on the amount by which the carrying amount exceeds the estimated discounted future cash flows.

In December 2005, the Company concluded that the carrying value of its land and building held for sale in Upper Marlboro, Maryland would not be fully recovered. The Company based its conclusion on comparable local sales data and its estimated costs to sell the facility. The Company recorded a $66,000 impairment loss, included in SG&A for the year ended December 31, 2005. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of its assets could change.

K.    Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, less valuation allowances, if required. Enacted statutory tax rates are used to compute the tax consequences of these temporary differences.

L.    Inventory

The Company’s inventory consists of finished computer component parts. These parts are used in products sold to selected customers. Inventory is stated at the lower of cost or market determined based on the specific identification method.

M.    Discontinued Operations

During the second quarter of 2004, the Company concluded that ABS, a wholly owned subsidiary of the Company, did not fit with the Company’s long-term plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004. The Company reports the results of discontinued operations and any disposal gains or losses, net of applicable income taxes, separately from the results of continuing operations for each year presented in these financial statements.

N.    Financial Statement Reclassification

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the 2005 presentation.

O.    Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R)—Share-Based Payment, which will replace SFAS No. 123—Accounting for Stock-Based Compensation, and supersede APB Opinion No. 25—Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123(R) requires liability awards to be re-measured each reporting period and

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) will become effective as of the beginning of the Company’s first quarter of 2006.

SFAS No. 123(R) permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. It is anticipated the Company will apply the modified prospective method upon adoption. The Company expects that the initial adoption of SFAS 123(R) as of January 1, 2006 will not have a material impact on its Consolidated Statements of Operations. However, the impact on future periods may be material. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company believes this reclassification will not have a material impact on its Consolidated Statements of Cash Flows.

3.    Accounts Receivable

The components of accounts receivable as of December 31, are as follows:

	2005	2004
Trade accounts receivable
U.S. Government:
Amounts billed	$23,599,400	$14,397,600
Recoverable costs and profit—not billed	7,853,600	4,378,300

Subtotal	31,453,000	18,775,900
Commercial, state and local governments:
Amounts billed	306,400	14,000
Recoverable costs and profit—not billed	52,900	—

Subtotal	359,300	14,000
Total trade accounts receivable	31,812,300	18,789,900
Total employee accounts receivable and other	136,800	276,400
Less: Allowance for doubtful accounts	(881,600)	(715,900)

Total trade accounts receivable, net	$31,067,500	$18,350,400

The following table summarizes activity in the allowance for doubtful accounts for years ended December 31:

	2005	2004	2003
Beginning balance	$715,900	$345,400	$852,200
Additions	226,100	664,000	49,600
Write-offs	(60,400)	(293,500)	(556,400)

Ending balance	$881,600	$715,900	$345,400

Unbilled accounts receivable can be invoiced upon completion of contractual billing cycles, attaining certain milestones under fixed-price contracts, attaining a stipulated level of effort on cost-type contracts for government

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agencies, upon completion of federal government overhead audits or upon final approval of design plans for engineering services.

4.    Property and Equipment

The components of property and equipment as of December 31 are as follows:

	2005	2004
Computer hardware and software	$1,880,500	$1,324,700
Leasehold improvements	1,221,200	128,100
Office equipment	1,159,300	425,800
Building	—	391,000
Land	—	83,800
Vehicle	—	13,200

Total property and equipment	4,261,000	2,366,600
Accumulated depreciation and amortization	(1,535,000)	(931,900)

Total property and equipment, net	$2,726,000	$1,434,700

Depreciation expense for 2005, 2004, and 2003 was $731,700, $308,100 and $90,000, respectively.

Property held for sale at December 31, 2005 consisted primarily of land and a building owned by the Company in Upper Marlboro, Maryland. This property was used by the Company’s BAI wholly-owned subsidiary until December 2005, when that operation was relocated to the Company’s new Corporate headquarters in Fairfax, Virginia. The Company has listed the land and building for sale and anticipates selling the property during 2006. This property is currently under a contract for sale, although there is no assurance that the sale will close. The property is reported as a current asset and is valued at $430,600, which is its estimated recoverable value. The property is reported on the Consolidated Balance Sheet as a current asset and the property is no longer depreciated.

5.    Goodwill, Contract Rights and Other Intangible Assets

The Company has recorded goodwill of $77.9 million and $43.2 million as of December 31, 2005 and 2004. Goodwill must be reviewed annually for impairment. The Company performed this review as of October 1, 2005 and concluded there was no impairment. Goodwill increased approximately $34.5 million primarily from the acquisition of ComGlobal in April 2005. As of December 31, 2005, approximately $1.9 million of Goodwill is expected to be deducted for tax purposes.

Identifiable intangible assets, which have finite useful lives, consist of contract rights and non-compete agreements. With the acquisition of ComGlobal in April 2005, the Company recorded $7.4 million of contract right and non-compete intangible assets. With the acquisition of BAI in May 2004, the Company recorded $6.1 million of contract right and non-compete intangible assets. The estimated useful lives of the Company’s intangible assets range from three to nine years.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the gross carrying amounts, accumulated amortization and net carrying values of the Company’s intangible assets as of December 31,

	2005			2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Contract rights	$14,346,300	$(4,245,800)	$10,100,500	$7,082,300	$(1,184,100)	$5,898,200
Non-compete agreements	1,105,500	(801,200)	304,300	1,495,500	(1,030,200)	465,300

Total amortizable intangible assets	$15,451,800	$(5,047,000)	$10,404,800	$8,577,800	$(2,214,300)	$6,363,500

Non-compete agreements are amortized on a straight-line basis over their contractual lives of three to four years. Contract rights are amortized over five to nine years, which is the life of the related contracts. Amortization expense for contract rights and other intangibles for the fiscal years ended 2005, 2004, and 2003 were $3.4 million, $1.4 million and $0.5 million, respectively. The weighted average life of the contract rights and non-compete agreements as of December 31, 2005 is 2 years and 2.7 years, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows:

2006	$3,488,000
2007	$2,661,000
2008	$2,004,200
2009	$785,000
2010	$588,000

6.    Other current liabilities

The components of other current liabilities as of December 31, are as follows:

	2005	2004
Payroll and related taxes	$6,031,800	$4,375,500
Accrued vacation	3,119,800	2,035,400
Self-insured medical expenses	890,800	844,400
Accrued subcontractor costs	937,300	583,100
Dividends payable	781,300	279,800
Other	2,157,600	801,300

Total other current liabilities	$13,918,600	$8,919,500

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Debt

The components of debt as of December 31, are as follows:

	2005	2004
Current:
Notes Payable to shareholder	$173,500	$163,400
Note Payable	42,600	294,600
Non-compete Agreements	156,500	446,200
Capital leases	14,900	—

Total current debt	$387,500	$904,200
Long-term:
Line of credit	$27,631,400	$5,624,100
Notes Payable to shareholder	—	173,500
Non-compete Agreements	—	156,100
Series A Convertible Notes, net of discount	6,497,700	4,689,500

Total long-term debt	34,129,100	10,643,200

Total debt	$34,516,600	$11,547,400

The Company has a credit agreement with Bank of America, N.A. (“the Credit Facility”). On April 1, 2005, in connection with the acquisition of ComGlobal, the Credit Facility was amended and restated to increase the amount available under the Credit Facility from $20.0 million to $40.0 million, subject to certain borrowing base and other requirements. As of December 31, 2005, the outstanding balance of the Credit Facility was $27.6 million and the interest rate was 7.39%. The Credit Facility has a maturity date of May 31, 2008.

On behalf of the Company, Bank of America may issue Letters of Credit secured by the Credit Facility. As of December 31, 2005, the Company has one letter of credit outstanding in the amount of $100,000.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of December 31, 2005, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of properties; incur additional indebtedness; pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions; create liens on assets; enter into certain leaseback transactions; make investments, loans or advances; engage in mergers or consolidations; and engage in certain transactions with affiliates. The Credit Facility is generally secured by all assets of the Company.

In January 2002, the Company entered into an interest-rate swap agreement, considered a cash flow hedge, with Bank of America whereby its obligation to pay floating-rate LIBOR on debt was swapped into a fixed rate obligation at 4.25%. The purpose of the swap was to protect the Company from potential rising interest rates on debt with variable interest rate features. During the term of the swap agreement, comprehensive income or loss related to the swap agreement was recorded as a current liability with an offset to accumulated other comprehensive income (loss), which is a component of shareholders’ equity. The swap agreement matured on December 1, 2004.

The Company’s comprehensive loss available to common shareholders for the year ended December 31, 2004 was $4,302,400 which includes the net loss available to common shareholders of $4,346,200 and other comprehensive income of $43,800 arising from the interest rate swap. The Company’s comprehensive income available to common shareholders for the year ended December 31, 2003 was $2,793,200 which includes the net income available to common shareholders of $2,746,400 and other comprehensive income of $46,800 arising from the interest rate swap.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has outstanding an aggregate $10.0 million of Series A Convertible Notes issued on December 9, 2003 (see Note 8).

On November 2, 2001, the Company issued promissory notes to certain Analex sellers totaling $772,600 with a five-year term, bearing interest at 6%. As of December 31, 2005 and 2004 the outstanding balance of the promissory notes was $173,500 and $336,900, respectively. In addition, the Company entered into non-competition agreements with former employees totaling $352,000, on a discounted basis. As of December 31, 2005 and 2004 the outstanding balance of the non-competition agreements was $11,000 and $93,000, respectively.

The Company’s future debt maturities at December 31, 2005 are summarized below:

Year	Debt Maturities
2006	$387,500
2007	10,000,000
2008	27,631,400

Total Minimum Debt Payments	$38,018,900
Less: Current Maturities	(387,500)

$37,631,400
Less: Unamortized discount	(3,502,300)

Total Long-Term Debt	$34,129,100

8.    Convertible Preferred Stock and Convertible Notes

Series A Convertible Preferred Stock and Convertible Notes

In December 2003, the Company issued for $15.0 million, 6,726,457 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,345,291 Common Stock Warrants exercisable at $3.28 per share. The Series A Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for the Series A Preferred Stock for each of the years ended December 31, 2005, 2004 and 2003 was $0.9 million, $0.9 million, and $0.1 million, respectively.

Upon issuance of the Series A Preferred Stock, the Company allocated relative fair value of approximately $3.9 million to the Common Stock Warrants and recorded a beneficial conversion charge related to the Series A Preferred Stock of approximately $11.1 million. These amounts are being recorded as accretion of Series A Preferred Stock through the earliest redemption date of December 9, 2007. For each of the years ended December 31, 2005, 2004 and 2003, the Company recorded $3.8 million, $3.8 million and $0.2 million of accretion related to these charges. The unamortized discount as of December 31, 2005 was $7.3 million.

The Series A Preferred Stock is convertible into Common Stock at any time at the election of its holders, initially at a ratio of one share of Common Stock for every share of Series A Preferred Stock. The Series A Preferred Stock is convertible at a per share conversion price of $2.23. The Series A Preferred Stock will automatically convert into Common Stock if, any time following June 9, 2005, the average closing price of the Common Stock over a 20 consecutive trading day period exceeds $5.58 (calculated as 2.5 times $2.23, the conversion price in effect for the Series A Preferred Stock). In addition, the Series A Preferred Stock held by holders that do not accept an offer by the Company to purchase the Series A Preferred Stock for at least 2.5 times

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the conversion price will automatically convert into Common Stock. The Series A Preferred Stock can also automatically convert into Common Stock upon the agreement of the holders of a majority of the Series A Preferred Stock.

Holders of the Series A Preferred Stock may require the Company to redeem their shares in four equal quarterly installments any time on or after September 15, 2008, at the Series A Purchase Price of $2.23 per share, as adjusted for stock splits, stock dividends and similar events, plus accrued but unpaid dividends.

In December 2003, the Company also issued, in aggregate, $10,000,000 principal amount of Series A Secured Subordinated Convertible Promissory Notes (the “Series A Convertible Notes”) convertible into 3,321,707 shares of Series A Preferred Stock and 664,341 Common Stock Warrants exercisable at $3.28 per share.

Upon issuance of the Series A Convertible Notes, the Company allocated relative fair value of approximately $1.9 million to the Series A Convertible Note Warrants and recorded a beneficial conversion charge related to the Series A Convertible Notes of approximately $5.3 million. The discount created by these charges is being amortized to interest expense over the life of the Series A Convertible Notes. For each of the years ended December 31, 2005, 2004 and 2003, the Company recognized $1.8 million, $1.8 million and $0.1 million of amortization of that discount. The unamortized discount as of December 31, 2005 was $3.5 million.

Series B-1 and B-2 Convertible Preferred Stock

In May 2004, the Company issued in aggregate $12.0 million principal amount of convertible secured subordinated promissory notes (“Series B-1 Notes”) and 857,142 Common Stock Warrants (the “Series B-1 Common Stock Warrants”) exercisable at $4.32 per share. In September 2004, the Series B-1 Notes were converted into 3,428,571 shares of Series B Convertible Preferred Stock (“Series B-1 Preferred Stock”). The Series B-1 Common Stock Warrants will expire on May 28, 2014.

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

The Company had the option to obtain an additional $25.0 million through the sale of additional Series B Preferred Stock for the purpose of paying for the cost of a Company acquisition. In April 2005, the Company exercised this option and issued for $25.0 million, an additional 7,142,856 shares of Series B Convertible Preferred Stock (“Series B-2 Preferred Stock”) and 1,785,713 Common Stock Warrants (the “Series B-2 Common Stock Warrants”) exercisable at $4.29 per share. The Series B-2 Common Stock Warrants will expire on April 1, 2015.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon issuance of the Series B-2 Preferred Stock, the Company allocated relative fair value of $2.4 million to the Common Stock Warrants and recorded a beneficial conversion charge related to the Series B-2 Preferred Stock of $8.0 million. These amounts resulted in the recognition of a discount on the Series B-2 Preferred Stock, which is being recorded as accretion of Series B-2 Preferred Stock through the earliest redemption date of September 15, 2008. For the year ended December 31, 2005 the Company recorded $2.0 million, of accretion related to these charges. The unamortized discount as of December 31, 2005 was $8.5 million.

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

Holders of Series B Preferred Stock will be entitled to vote together with all other classes and series of voting stock of the Company as a single class on all actions to be taken by the stockholders of the Company. As long as at least 25% of the shares of the Series B Preferred Stock issued pursuant to the Series B Purchase Agreement remain outstanding, the Company may not take numerous specified actions without first obtaining the written consent of holders of at least a majority of the then outstanding shares of Series B Preferred Stock voting separately as a class.

All Series B Convertible Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for the Series B Convertible Preferred Stock for the years ended December 31, 2005 and 2004 was $1.8 million and $0.2 million, respectively.

Summary of Charges

The following table provides the face value and carrying value of the the Series A, Series B-1 and B-2 Preferred Stock as of December 31, 2005 and 2004 and the remaining period of amortization as of December 31, 2005.

		2005		2004
	Face Value	Carrying Value	Remaining Amount to be Accreted	Carrying Value	Remaining Amount to be Accreted	Remaining Period of Amortization
Series A Preferred Stock	$15,000,000	$7,736,300	$7,263,700	$3,986,300	$11,013,700	2.00 years
Series B-1 Preferred Stock	$12,000,000	$12,000,000	—	$12,000,000	—	—
Series B-2 Preferred Stock	$25,000,000	$16,493,300	$8,506,700	—	—	2.75 years

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the face value and carrying value of the Series A convertible debt as of December 31, and remaining period of amortization as of December 31, 2005:

		2005		2004
	Face Value	Carrying Value At December 31, 2005	Remaining Amount to be Accreted	Carrying Value At December 31, 2005	Remaining Amount to be Accreted	Remaining Period of Amortization
Series A Convertible Note	$10,000,000	$6,497,700	$3,502,300	$4,689,500	$5,310,500	2.00 years

9.    Acquisitions

ComGlobal Systems, Incorporated

Analex acquired ComGlobal on April 1, 2005. Under the terms of the Agreement and Plan of Merger dated April 1, 2005, by and among Analex, Alpha-N Acquisition Corp., a wholly-owned subsidiary of Analex (“Merger Sub”) and ComGlobal, along with certain designated ComGlobal stockholder representatives, Analex acquired ComGlobal by merging the Merger Sub with and into ComGlobal, with ComGlobal as the surviving corporation (the “Merger”). As a result of the Merger, ComGlobal has become a wholly-owned subsidiary of Analex.

The financial consideration for the acquisition of the ComGlobal business was $47 million in cash, with no assumption of debt. Analex funded the transaction with a combination of senior debt from Bank of America, N.A. in the amount of $22 million and through the issuance of additional Series B Convertible Preferred Stock (“Series B-2”) in the amount of $25 million (see Note 8). Any remaining purchase price consideration to be recorded against goodwill is still preliminary, pending resolution of the HKSBS matter (see Note 12). The Agreement and Plan of Merger contains certain financial representations, secured by $8.0 million in escrow, which is scheduled to be released to the former shareholders of ComGlobal, net of any indemnification obligations, starting in December 2006 and continuing through April 2010.

The allocation of the $47 million purchase price was as follows:

Cash purchase price	$47,000,000
Transaction fees	909,000

47,909,000
Cash	1,608,500
Accounts receivable	8,275,600
Prepaid expenses and other	2,062,100
Inventory	459,000
Property and equipment	1,025,700
Contract rights and other intangible assets	7,414,000
Other assets	53,400
Accounts payable	(231,400)
Other current liabilities	(5,240,600)
Other long-term liabilities	(41,300)
Net deferred tax liability	(2,272,900)

Goodwill	$34,796,900

ComGlobal’s results of operations, since the April 1, 2005 closing date, are included as part of the Company’s Consolidated Statements of Operations for the year ended December 31, 2005, reported herein. The

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following table provides the unaudited pro forma results of the Company for the years ended December 31, 2005 and 2004 as if ComGlobal had been acquired on January 1, 2005 and 2004, respectively. These combined results are not necessarily indicative of future operating results of the Company.

	Years Ended December 31,
	2005	2004
Revenue	$150,755,600	$133,955,300
Income from continuing operations	1,674,200	1,176,200
Net income (loss)	1,578,100	(4,543,800)
Net loss available to common shareholders	(7,968,000)	(13,503,700)
Basic and diluted loss per share available to common shareholders	$(0.50)	$(0.94)

Beta Analytics, Inc.

Analex acquired BAI on May 28, 2004. Under the terms of a Stock Purchase Agreement, dated May 6, 2004, Analex acquired all of the issued and outstanding stock of BAI for approximately (i) $27.7 million in cash, and (ii) 1,832,460 unregistered shares of Analex Common Stock, valued at $3.80 per share. Analex financed the cash portion of the consideration for the acquisition through its cash on hand, senior debt from Bank of America, N.A. and the Series B Senior Subordinated Notes, subsequently converted to the Series B-1 Preferred Stock (see Note 8).

The total cost of the acquisition of BAI was approximately $37.9 million, including the assumption of BAI’s debt of $1.7 million. The Stock Purchase Agreement contains certain financial representations, which will survive until May 28, 2006.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2005	2004	2003
Net (loss) income from continuing operations available to common shareholders	$(6,543,600)	$(8,672,900)	$2,437,900
Income from discontinued operations, net of income taxes	—	8,200	15,500
Loss on disposal of discontinued operations, net of income taxes	(113,200)	(545,000)	—
Net (loss) income available to common shareholders	$(6,656,800)	$(9,209,700)	$2,453,400
Weighted average shares outstanding	15,931,936	14,435,676	14,878,312
Less: dilutive effect of outstanding warrants and stock options
Warrants	—	—	1,551,000
Employee Stock Options	—	—	1,240,689
Diluted weighted average shares outstanding	15,931,936	14,435,676	17,670,001
Net (loss) income available to common shareholders per share:
Continuing operations:
Basic	$(0.41)	$(0.60)	$0.16
Diluted	$(0.41)	$(0.60)	$0.14
Discontinued operations:
Basic	$(0.01)	$(0.04)	$0.00
Diluted	$(0.01)	$(0.04)	$0.00
Net income (loss) available to common shareholders:
Basic	$(0.42)	$(0.64)	$0.16
Diluted	$(0.42)	$(0.64)	$0.14

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares issuable upon the exercise of stock options or warrants or upon conversion of convertible preferred stock and convertible debt have been excluded from the computation to the extent that their inclusion would be anti-dilutive. As of December 31, 2005, shares issuable upon conversion or exercise of such instruments are as follows:

Instrument	Common shares issuable upon conversion or exercise	Conversion or exercise price	Proceeds from conversion or exercise
Series A Convertible Preferred Stock	6,726,457	$2.23	$—
Series A Common Stock Warrants	1,345,291	3.28	4,412,556
Series A Convertible Notes	3,321,707	3.01	—
Series A Convertible Note Warrants	664,341	3.28	2,179,038
Series B-1 Convertible Preferred Stock	4,285,714	2.80	—
Series B-1 Common Stock Warrants	857,142	4.32	3,702,853
Series B-2 Convertible Preferred Stock	8,928,569	2.80	—
Series B-2 Common Stock Warrants	1,785,713	4.29	7,660,709
Options issued under Incentive Stock Option Plans	981,858	0.69 – 1.99	1,317,576
Options issued under Incentive Stock Option Plans	1,148,413	2.20 – 2.49	2,606,882
Options issued under Incentive Stock Option Plans	1,672,500	2.79 – 4.49	5,911,175

Total	31,717,705		$27,790,789

As of December 31, 2004, shares issuable upon conversion or exercise of such instruments are as follows:

Instrument	Common shares issuable upon conversion or exercise	Conversion or exercise price		Proceeds from conversion or exercise
Series A Convertible Preferred Stock	6,726,457		$2.23	$—
Series A Common Stock Warrants	1,345,291		3.28	4,412,554
Series A Convertible Notes	3,321,707		3.01	—
Series A Convertible Note Warrants	664,341		3.28	2,179,038
Series B Preferred Stock	4,285,714		2.80	—
Series B Senior Subordinated Notes Warrants	857,142		4.32	3,702,853
Warrants issued under 2000 financing agreement	32,500		0.75	24,375
Options issued under Incentive Stock Option Plans	1,153,225	0.50 – $	1.375	1,517,517
Options issued under Incentive Stock Option Plans	1,456,546	1.60 – $	2.55	3,352,330
Options issued under Incentive Stock Option Plans	972,500	2.79 – $	4.49	3,677,425

Total	20,815,423			$18,866,092

11.    Income Taxes

The provision for income taxes for the years ended December 31, 2005, 2004, and 2003 has been limited to state and federal taxes. The provision for income taxes for the year ended December 31, 2003 has to some extent been offset by net operating loss carryforwards.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income tax from continuing operations before income tax consisted of the following for the years ended December 31:

	2005	2004	2003
Current Taxes:
Federal	$3,267,700	$230,900	$399,800
State	682,300	172,800	61,400

Total current income tax expense	$3,950,000	403,700	461,200

Deferred Taxes:
Federal	(632,000)	647,800	(128,600)
State	(69,200)	141,900	(21,400)

Total deferred income tax (benefit) expense	(701,200)	789,700	(150,000)

Total provision for income taxes	$3,248,800	$1,193,400	$311,200

The income tax expense (benefit) from discontinued operations, including disposal of discontinued operations, consisted of the following for the years ended December 31:

	2005	2004	2003
Current Taxes:
Federal	$164,400	$(303,800)	$9,000
State	44,000	(65,900)	700

Total current income tax expense (benefit)	208,400	(369,700)	9,700

Deferred Taxes:
Federal	16,100	—	—
State	4,300	—	—

Total deferred income tax expense	20,400	—	—

Total income tax expense (benefit)	$228,800	$(369,700)	$9,700

The effective income tax expense from continuing operations before income taxes differs from the income tax computed using the statutory federal income tax rate. The following table summarizes these differences for the years ended December 31:

	2005	2004	2003
Expected federal income tax at the statutory rate	31.8%	35.0%	31.3%
State and local taxes net of federal taxes	5.4	(8.7)	3.6
Nondeductible expenses	1.0	(2.3)	4.8
Utilization of NOL carryforward	0.0	0.0	(25.0)
Beneficial conversion	18.9	(83.4)	0.0
Permanent differences	3.5	13.8	0.0
Other	2.4	0.0	(4.5)

Tax expense at effective rate	63.0%	(45.6)%	10.2%

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities consist primarily of the following, as of December 31,:

	2005	2004
Allowance for doubtful accounts	$380,000	$276,100
Accrued vacation	1,026,100	642,400
Intangible assets	385,300	71,900
Depreciation	3,400	—
Accrued expenses and reserves	170,100	23,500
Other	203,600	71,600

Net gross deferred tax assets	2,168,500	1,085,500
Property and equipment	(341,900)	(217,300)
Unbilled receivables	(2,304,500)	(1,688,900)
Customer intangibles	(3,776,900)	(1,980,400)
Prepaid expenses	(202,700)	(249,800)

Net gross deferred tax liabilities	(6,626,000)	(4,136,400)

Net deferred tax liability	$(4,457,500)	$(3,050,900)

As of December 31, 2005 and 2004, the Company had no remaining net operating loss carryforwards for federal income tax purposes.

12.    Commitments and Contingencies

Guarantees

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. As of September 30, 2005, the maximum amount payable under the terms of the guaranteed shares was $1,628,600. As the fair market value of the Company’s Common Stock was in excess of the guaranteed share prices as of December 31, 2005, no amounts were accrued under the guarantee.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating leases

The Company leases real property and personal property under various long-term operating leases and sublease agreements expiring at various dates through 2012. Certain of the leases contain renewal options and require payment of property taxes, insurance and maintenance costs. The Company’s future minimum operating lease commitments inclusive of property taxes, insurance and maintenance costs at December 31, 2005 are summarized below:

Year	Lease Commitments
2006	$2,919,600
2007	1,521,900
2008	1,393,300
2009	1,192,900
2010	985,600
Thereafter	2,034,900

Total future minimum payments	$10,048,200

Rent expense, included in the consolidated statements of operations is as follows:

Year	Rent Expense
2005	$2,527,700
2004	1,152,700
2003	998,500

In August 2005 the Company entered into a lease agreement, considered an operating lease, with a property management company to lease approximately 28,500 square feet of office space to be used as the Company’s new corporate headquarters. The lease commenced on January 1, 2006 and the initial term of the lease is seven years with one optional renewal period of five years. The lease agreement included a tenant improvement allowance of approximately $1.1 million, which the Company is amortizing against rent expense over the seven-year lease term. The Company took occupancy of the new facility in mid December 2005. Future minimum lease payments over the seven-year lease term will be approximately $5.6 million.

U.S. government contract audits

Cost-plus-fee contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a profit component. These contracts establish an estimate of total cost for the purpose of obligating funds and establishing a ceiling that the contractor may not exceed without the approval of the contracting officer. Cost-plus-fee contracts are suitable for use when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost reimbursement contracts covered by the Federal Acquisition Regulation require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.

Legal Proceedings

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. The Company entered into a Settlement Agreement dated July 22,

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July 2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and the Company received payment. Legal fees are expected to be approximately $290,000. The Company has received an opinion from legal counsel that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, the Company established a receivable of approximately $1.0 million related to the expected reimbursement of these costs. In May 2005, the Company received oral customer feedback that the costs were allowable and allocable to the contract, but the reasonableness of these costs still needed to be assessed by NASA. Based on the opinion of legal counsel and management’s assessment of relevant facts, the Company believed and continues to believe that the costs incurred are allowable, allocable and reasonable. During the quarter ended December 31, 2005, the Company met with NASA procurement personnel who indicated to us prior NASA communications with respect to allowability and allocability should not be relied upon. While the Company continues to believe that the full amounts is allowable, allocable and reasonable, and therefore should be recoverable under the ELVIS contract with NASA, the Company has concluded a reserve of $500,000 is appropriate and was therefore recorded as of December 31, 2005. The Company intends to continue to use all reasonable efforts to recover the full amount of its costs from NASA.

On April 29, 2005 the Company was served with a compliant filed by H&K Strategic Business Solutions, LLC (“HKSBS”) in Virginia Circuit Court alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004 that was later terminated by the Company on February 14, 2005. Under the complaint, HKSBS is seeking damages of $830,000 together with legal fees and expenses. The Company believes the complaint is without merit, however, the Company cannot predict the outcome of the proceeding at this time and has filed a counter-claim against HKSBS seeking reimbursement of prior retainer payments made to HKSBS of approximately $110,000, plus certain legal fees. This matter is scheduled for trial on March 20 and 21, 2006. In the event that HKSBS prevails, the Company could be held liable for up to the full amount of the damages sought; and that result could have a material adverse effect on its operating results and cash flows.

13.    Accumulated Other Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which arises from the interest rate swap, which ended in December 2004. The following table outlines the components of other comprehensive (loss) income:

Accumulated other comprehensive (loss) income
Balance December 31, 2002	$(90,600)
Net change	46,800
Balance December 31, 2003	(43,800)
Net change	43,800
Balance December 31, 2004	—
Net change	—
Balance December 31, 2005	$—

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Benefit Plans

Employee savings plan

The Company sponsors defined contribution savings plans under section 401(k) of the Internal Revenue Code. The Company’s contributions to the 401(k) plans are based upon a percentage of employee contributions. The Company’s discretionary contributions to the plan were $2.2 million, $1.3 million, and $1.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Employee stock purchase plan

In December 1997, shareholders approved the Analex Corporation 1997 Employee Stock Purchase Plan (the “Plan”). The number of shares currently reserved for issuance under the Plan is 650,000. The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. The Plan is non-compensatory as defined by APB 25. Under the terms of the Plan, individual employees may pay up to $14,000 for the purchase of the Company’s common shares, at 95% of the determined market price. In 2005, the Company amended the Plan, offering individual employees to purchase the Company’s common shares at 95% of the determined market price. The previously offered discount in the Plan was 85%. During 2005, 2004, and 2003, employees paid approximately $858,500, $317,800 and $190,700, respectively, for the purchase of Common Stock under the Plan.

Collective Bargaining Agreement

The Company has two collective bargaining agreements (“CBA”). The CBA with the International Brotherhood of Electrical Workers expires January 31, 2009, and covers 10 employees at John F. Kennedy Space Center, Florida, and Cape Canaveral Air Force Station, Florida. The CBA with the Teamsters and Warehousemen Union covers 38 employees at Vandenberg Air Force Base and expires October 31, 2008. Both CBAs cover less than 10% of the Company’s total workforce.

15.    Stock Incentive Plans

In May 2002, shareholders approved the Analex Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”). The 2002 Stock Option Plan currently provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options to purchase an aggregate of up to 3,000,000 shares of Common Stock. The 2002 Stock Option Plan permits the grant of options to key employees, consultants and directors of the Company. The exercise price of the incentive stock options is required to be at least equal to 100% of the fair market value of the Company’s Common Stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company’s common stock on the date of grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% shareholder). The vesting for each option holder is set forth in the individual option agreements and is generally a three-year period. The 2002 Stock Option Plan honors all of the stock options outstanding under the Company’s 2000 and 1994 Stock Option Plans, as amended (the “Plan”). The Company has accelerated vesting of options for certain option holders when the exercise price of the option is more than the fair market value.

The Company’s Board of Directors approved amending and restating the Company’s Stock Option Plans (collectively, the “Plans”). These amendments allow the Plans to issue Stock Only Stock Appreciation Rights (“SOSAR”). Furthermore, the Board has authorized the Compensation Committee, commencing January 1, 2006,

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to permit certain option holders, on an individual basis, the right to exchange previously vested options for SOSARs under the Plan and immediately exercise such SOSARs. Any exchange of vested options for SOSARs shall be for economic value substantially equivalent to the options upon exercise. The Company shall withhold all amounts required under applicable income tax laws and regulations and deduct an equivalent number of Company common stock from the number of shares issued to such holder.

Information with respect to incentive and non-qualified stock options issued under all plans for the years ended December 31, are as follows:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	3,582,200	$2.11	2,860,800	$1.88	2,456,100	$1.55
Granted	970,000	3.42	920,000	3.82	809,500	2.51
Exercised	(441,100)	2.02	(122,700)	1.67	(274,500)	0.88
Expired	(308,300)	3.45	(75,900)	2.32	(130,300)	1.70

Outstanding at end of period	3,802,800	$2.59	3,582,200	$2.37	2,860,800	$1.88
Options exercisable at end of period	3,797,800	$2.59	2,814,000	$2.11	2,070,100	$1.69
Weighted average exercise price of outstanding options	$2.88		$2.39		$1.88

The weighted average remaining contractual life of options outstanding at December 31, 2005 was 5.0 years. The range of exercise prices of options outstanding at December 31, 2005 was $0.69 to $4.49.

The following table summarizes information about the stock options outstanding at December 31, 2005:

	Outstanding		Weighted- Average Remaining Contractual Life (years)	Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price		Number of Shares	Weighted- Average Exercise Price
$0.69 – 1.99	981,900	$1.35	0.47	981,900	$1.35
2.20 – 2.49	1,148,400	2.27	3.30	1,148,400	2.27
2.79 – 4.49	1,672,500	4.58	8.84	1,667,500	4.58

	3,802,800			3,797,800

16.    Warrants

The Company has issued warrants to certain parties to purchase its Common Stock in connection with certain debt and equity transactions. The warrants are exercisable at any time at the election of the holders. The range of exercise prices for warrants outstanding at December 31, 2005 was between $0.02 to $4.32.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to warrants issued is as follows as of December 31:

	2005		2004		2003
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning of period	2,899,300		2,365,000		2,475,800
Granted	1,785,700	$4.29	857,200	$4.32	2,009,700	$3.28
Exercised	(32,500)	0.75	(208,100)	0.72	(42,500)	0.75
	—		—		(429,000)	0.72
	—		—		(400,000)	0.25
	—		(114,800)	0.02	(114,800)	0.02
Retired	—		—		(1,134,200)

Outstanding at end of period	4,652,500		2,899,300		2,365,000

17.    Fair Value of Financial Instruments

Accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are carried at amounts that reasonably approximate their fair value. The estimated fair value of the Company’s variable rate debt approximates its carrying value of $27,631,400. Based on the contractual rights and preferences of the Company’s Convertible Notes and Convertible Preferred Stock, it is impractical to determine the fair value of these instruments due to their unique and individual nature.

18.    Segment Reporting

The Company considers each of its government contracting units to have similar economic characteristics, provide similar types of services, and have a similar customer base. Accordingly, the Company aggregates the operations of these units into one reportable segment consisting of two strategic business units: the Homeland Security Group and the Systems Engineering Group. Both Homeland Security Group and Systems Engineering Group provide aerospace engineering, information technology, security, intelligence support or technical services to federal government agencies or major defense contractors.

19.    Discontinued Operations

During the second quarter of 2004, the Company concluded that Advanced Bio-Systems, Inc. (“ABS”), a then wholly owned subsidiary of the Company, did not fit with the Company’s long-term plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004. Therefore, the results of operations of this business are reported as discontinued operations, net of applicable income taxes, for all periods presented. Proceeds from the sale of ABS were two non-recourse notes for $1 million. The Company collected approximately $0.1 million against these notes during the year ended December 31, 2005. The Company reviewed the future viability of ABS and its underlying credit worthiness and determined a full reserve against the remaining outstanding notes was still necessary.

Operating results of the discontinued business, which exclude the Company’s loss on disposal of ABS, were as follows for the years ended December 31:

	2005	2004	2003
Revenue	$—	$1,994,400	$3,794,600
Income before tax from discontinued operations	—	13,400	25,200
Income tax expense	—	(5,200)	(9,700)
Income from discontinued operations, net of tax	$—	$8,200	$15,500

Tax rates vary between discontinued operations and the Company’s effective tax rate due to the non-deductibility of certain non-cash amortization expenses for tax purposes.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Major Customers

Gross revenue from contracts and subcontracts with U.S. government agencies for the years ended December 31, 2005, 2004 and 2003 were $133.9 million, $94.1 million, and $61.9 million, respectively.

Revenue earned on sales to the Company’s major customers are as follows:

Year	Department of Defense	NASA
2005	$98,092,800	$41,774,900
2004	$52,286,400	$41,775,200
2003	$26,402,300	$35,253,100

21.    Selected quarterly information (unaudited):

The following is a summary of the quarterly results of operations for the years 2005 and 2004. The Cost of Revenue reported for the fiscal quarters ended March 31, June 30 and September 30, 2005 have been adjusted from amounts originally reported for each respective period. The Company reclassed certain amounts in these periods to be consistent with amounts reported in the prior years fiscal quarters.

	Quarters ended in 2005:
	March 31	June 30	September 30	December 31
Revenue	$28,438,200	$38,148,600	$37,858,000	$36,717,000
Cost of Revenue	23,227,600	30,403,100	29,519,100	29,223,800
Operating Income	2,043,900	2,765,700	2,140,100	2,052,600
Income from continuing operations	666,100	482,700	311,200	446,900
Income (loss) on disposal of discontinued operations	23,600	6,700	(135,900)	(7,600)
Net Income	689,700	489,400	175,300	439,300
Dividends on convertible preferred stock	(399,500)	(781,900)	(783,600)	(780,000)
Accretion of convertible preferred stock	(937,500)	(1,588,800)	(1,588,800)	(1,590,400)
Net loss available to common shareholders	(647,300)	(1,881,300)	(2,197,100)	(1,931,100)
Net loss per share, basic and diluted	$(0.04)	$(0.12)	$(0.14)	$(0.12)
Shares used in per share calculation, basic and diluted	15,423,286	15,821,971	16,146,431	16,320,978

	Quarters ended in 2004:
	March 31	June 30	September 30	December 31
Revenue	$16,631,700	$22,215,200	$27,852,000	$27,717,800
Cost of Revenue	14,004,900	17,310,100	22,540,300	21,749,700
Operating Income	627,100	2,028,200	2,042,300	1,608,300
Income (loss) from continuing operations	16,500	(100,600)	(5,040,900)	1,315,600
(Loss) income from discontinued operations	(28,500)	(50,700)	76,100	11,400
(Loss) income on disposal of discontinued operations	—	(521,800)	214,700	(237,900)
Net (loss) income	(12,000)	(673,100)	(4,750,100)	1,089,100
Dividends on convertible preferred stock	(225,000)	(225,000)	(254,600)	(408,900)
Accretion of convertible preferred stock	(937,500)	(939,100)	(937,600)	(935,800)
Net loss available to common shareholders	(1,174,500)	(1,837,200)	(5,942,300)	(255,600)
Net loss per share, basic and diluted	$(0.09)	$(0.13)	$(0.39)	$(0.02)
Shares used in per share calculation, basic and diluted	13,044,691	14,049,715	15,295,773	15,333,209