Form 10-Q
period 2006-03-31
ANALEX CORP
filed 2006-05-05
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-5404

ANALEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0869563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2677 Prosperity Avenue Suite 400 Fairfax, Virginia	22031
(Address of principal executive offices)	(Zip Code)

(703) 852-4000

Registrant’s telephone number including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Title of Class	Number of shares outstanding on March 3, 2006
Common Stock, $0.02 par value per share	16,680,150

ANALEX CORPORATION

Item 1. Financial Statements-Unaudited

ANALEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2006 and December 31, 2005

Unaudited

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$2,250,400	$3,459,200
Accounts receivable, net	33,454,400	31,067,500
Prepaid expenses and other current assets	5,208,100	4,445,500
Property held for sale	—	430,600

Total current assets	40,912,900	39,402,800

Property and equipment, net	2,838,500	2,726,000
Contract rights and other intangible assets, net	9,490,400	10,404,800
Goodwill	77,887,000	77,887,000
Other assets	681,600	671,700

Total assets	$131,810,400	$131,092,300

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,406,300	$1,877,300
Notes payable	285,400	387,500
Deferred tax liability, net	589,000	780,300
Other current liabilities	16,091,400	13,918,600

Total current liabilities	19,372,100	16,963,700

Notes payable – line of credit	26,638,600	27,631,400
Series A convertible note	6,949,700	6,497,700
Deferred tax liability	2,501,300	3,677,200
Other long-term liabilities	1,290,900	1,131,500

Total long-term liabilities	37,380,500	38,937,800

Total liabilities	56,752,600	55,901,500

Commitments and contingencies (Note 12)	—	—

Convertible preferred stock; 17,297,884 shares issued and outstanding at March 31, 2006 and December 31, 2005	37,775,300	36,229,600

Shareholders’ equity
Common stock; $0.02 par; authorized 65,000,000 shares; issued and outstanding March 31, 2006, 16,680,150 shares and December 31, 2005, 16,340,445 shares	333,600	326,800
Additional paid-in capital	50,563,000	50,279,000
Warrants outstanding	9,228,300	9,228,300
Accumulated deficit	(22,842,400)	(20,872,900)

Total shareholders’ equity	37,282,500	38,961,200

Total liabilities, convertible preferred stock and shareholders’ equity	$131,810,400	$131,092,300

The accompanying notes are an integral part of these condensed consolidated financial statements

ANALEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005

Unaudited

	March 31, 2006	March 31, 2005
Revenue	$35,531,200	$26,580,100
Operating costs and expenses
Cost of revenue	29,036,600	21,604,700
Selling, general and administrative	3,021,900	2,436,700
Amortization of intangible assets	914,400	490,000
Depreciation	246,700	79,400

Total operating costs and expenses	33,219,600	24,610,800

Operating income	2,311,600	1,969,300
Interest expense, net	(1,186,600)	(763,000)

Income from continuing operations before income taxes	1,125,000	1,206,300
Provision for income taxes	(609,100)	(586,500)

Net income from continuing operations	515,900	619,800
(Loss) income from discontinued operations, including disposal, net of income taxes	(159,700)	69,900

Net income	356,200	689,700
Dividends on convertible preferred stock	(780,000)	(399,500)
Accretion of convertible preferred stock	(1,545,700)	(937,500)

Net loss attributable to common shareholders	$(1,969,500)	$(647,300)

Net loss attributable to common shareholders per share:
Continuing operations
Basic and diluted	$(0.11)	$(0.04)

Discontinued operations
Basic and diluted	$(0.01)	$0.00

Net loss attributable to common shareholders:
Basic and diluted	$(0.12)	$(0.04)

Weighted average number of shares:
Basic and diluted	16,619,505	15,423,286

The accompanying notes are an integral part of these condensed consolidated financial statements

ANALEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

Unaudited

	March 31, 2006	March 31, 2005
Reconciliation of net income to net cash provided by continuing operating activities
Net income	$356,200	$689,700
Net loss (income) from discontinued operations, including disposal	159,700	(69,900)

Net income from continuing operations	515,900	619,800

Adjustments to reconcile net income to net cash provided by continuing operating activities
Amortization of intangible assets and depreciation expense	1,161,100	572,500
Amortization of debt discounts	452,000	452,000
Amortization of deferred financing costs	49,200	43,100
Stock-based compensation expense	102,800	—
Gain on disposal of property held for sale	(13,200)	—
Changes in operating assets and liabilities
Accounts receivable	(2,386,900)	49,700
Prepaid expenses and other current assets	(762,600)	231,300
Other assets	(59,100)	(16,400)
Accounts payable	529,000	(220,200)
Other current liabilities	1,548,400	1,097,000
Deferred tax liability	(697,600)	—
Other long-term liabilities	13,400	—

Net cash provided by continuing operating activities	452,400	2,828,800

Cash flows from investing activities
Purchase of fixed assets	(191,400)	(13,500)
Proceeds from sale of property held for sale	460,100	—

Net cash provided by (used in) investing activities	268,700	(13,500)

Cash flows from financing activities
Net payments on bank and other loans	(1,094,900)	(3,076,600)
Proceeds from stock options and warrants exercised	—	25,500
Proceeds from employee stock purchase plan	111,100	—
Proceeds from ABS notes receivable	17,600	—
Payments of dividends on preferred stock	(786,400)	(279,800)

Net cash used in financing activities	(1,752,600)	(3,330,900)

Net operating cash flow from discontinued operations, including disposal	(177,300)	69,900

Net decrease in cash and cash equivalents	(1,208,800)	(445,700)
Cash and cash equivalents at beginning of period	3,459,200	1,034,200

Cash and cash equivalents at end of period	$2,250,400	$588,500

The accompanying notes are an integral part of these condensed consolidated financial statements

ANALEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Homeland Security Group provides engineering, scientific, security, intelligence support and information technology services and solutions to assist in the development, implementation and support of intelligence systems. The Homeland Security Group provides these services to the intelligence community, including the National Reconnaissance Office, the Missile Defense Agency, the National Security Agency, the DoD, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman.

The Systems Engineering Group provides engineering and information technology services and solutions to assist in the development of space-based systems and support operations of terrestrial assets. Capabilities include expendable launch vehicle engineering, space systems development, and ground support for space operations.

On April 1, 2005, the Company acquired ComGlobal Systems, Inc, (“ComGlobal”) in a transaction valued at approximately $47.0 million. ComGlobal is a software engineering and information technology firm, specializing in C4I programs for the military. ComGlobal’s largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. ComGlobal is now a wholly-owned subsidiary of Analex and reported as a part of the Company’s Homeland Security Group.

During the quarter ended March 31 2006, the Company concluded that SyCom Systems, Inc. (“SyCom”), a wholly-owned subsidiary of the Company, did not fit with the Company’s long-term strategic plan and committed to a plan to dispose of this subsidiary. SyCom provides staff augmentation services, principally to a single customer and had 32 employees. The Company sold its SyCom Services subsidiary on April 1, 2006. SyCom’s results of operations are presented as a discontinued operation for all periods presented herein.

ANALEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

2. Basis of Presentation

The interim condensed consolidated financial statements for the Company are unaudited, but in the opinion of management, reflect all adjustments (of a normal recurring nature) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) filed with the Securities and Exchange Commission on March 8, 2006. Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

3. Acquisition of ComGlobal Systems, Incorporated

Analex acquired ComGlobal on April 1, 2005. The financial consideration for the acquisition of the ComGlobal business was $47 million in cash, with no assumption of debt. Analex funded the transaction with a combination of senior debt from Bank of America, N.A. in the amount of $22 million and through the issuance of additional Series B Convertible Preferred Stock (“Series B-2”) in the amount of $25 million (see Note 11). Any remaining purchase price consideration to be recorded against goodwill is still preliminary, pending resolution of the HKSBS matter (see Note 15). The Agreement and Plan of Merger contains certain financial representations, secured by $8.0 million in escrow, which is scheduled to be released to the former shareholders of ComGlobal, net of any indemnification obligations, starting in December 2006 and continuing through April 2010.

4. Sale of Property Held for Sale

In March 2006, the Company sold land and a building it owned in Upper Marlboro, Maryland for cash proceeds of $460,100. The Company recognized a gain of $13,200 on the sale. This property was the former corporate headquarters of the Company’s Beta Analytics Incorporated subsidiary.

5. Goodwill, Contract Rights And Other Intangible Assets

The Company has recorded goodwill of $77.9 million as of March 31, 2006 and December 31, 2005. Since December 31, 2005, there were no events or conditions that the Company believes would result in an impairment of goodwill. Goodwill must be reviewed at least annually for impairment. The Company has elected to perform this review annually during the fourth quarter each calendar year.

Identifiable intangible assets, which have finite useful lives, consist of contract rights and non-compete agreements. The following table provides the details of the net carrying amounts of these intangible assets:

	March 31, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Contract rights	$14,346,300	$(5,084,000)	$9,262,300	$14,346,300	$(4,245,800)	$10,100,500
Non-compete agreements	1,105,500	(877,400)	228,100	1,105,500	(801,200)	304,300

Total amortizable intangible assets	$15,451,800	$(5,961,400)	$9,490,400	$15,451,800	$(5,047,000)	$10,404,800

The Company amortization expense associated with identifiable intangible assets of $914,400 and $490,000 for the three months ended March 31, 2006 and 2005 respectively.

ANALEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

The following table provides the estimated amortization expense for the remainder of 2006 and each of the next five years ending December 31 based on the carrying amount of amortizable intangible assets existing as of March 31, 2006:

Year	Estimated Amortization Expense
April 1, to December 31, 2006	$2,537,800
2007	2,661,000
2008	2,004,200
2009	785,000
2010	598,000
2011	434,000

6. Other Current Liabilities

The components of other current liabilities at March 31, 2006 and December 31, 2005 were as follows:

	2006	2005
Payroll and related taxes	$6,137,700	$6,031,800
Accrued vacation	3,670,800	3,119,800
Self-insured medical expenses	966,200	890,800
Accrued subcontractor costs	595,300	937,300
Dividends payable	774,900	781,300
Other	3,946,500	2,157,600

Total other current liabilities	$16,091,400	$13,918,600

7. Debt

The Company has a $40 million revolving line of credit agreement with Bank of America, N.A. (“the Credit Facility”). The Credit Facility is subject to certain borrowing base and other requirements. As of March 31, 2006, the outstanding balance of the Credit Facility was $26.6 million and the interest rate was 7.83%. The Credit Facility has a maturity date of May 31, 2008.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of March 31, 2006, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of certain properties; incur additional indebtedness; pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions; create liens on assets; enter into certain leaseback transactions; make investments, loans or advances; engage in mergers or consolidations; and engage in certain transactions with affiliates. The Credit Facility is generally secured by the assets of the Company.

The Company also has outstanding an aggregate $10.0 million of Series A Convertible Notes issued on December 9, 2003 (see Note 11).

ANALEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Net income from continuing operations	$515,900	$619,800
Dividends on convertible preferred stock	(780,000)	(399,500)
Accretion of convertible preferred stock	(1,545,700)	(937,500)

Net loss attributable to common shareholders from continuing operations	(1,809,800)	(717,200)
(Loss) income from discontinued operations, including disposal, net of income taxes	(159,700)	69,900

Net loss attributable to common shareholders	(1,969,500)	$(647,300)

Basic and diluted weighted average shares outstanding	16,619,505	15,423,286

Net loss attributable to common shareholders per share
Continuing operations
Basic and diluted	$(0.11)	$(0.04)

Discontinued operations
Basic and diluted	$(0.01)	$0.00

Net loss attributable to common shareholders
Basic and diluted	$(0.12)	$(0.04)

Shares issuable upon the exercise of stock options, stock appreciation rights or warrants or upon conversion of the Company’s convertible preferred stock or convertible debt have been excluded from the computation of earnings per share to the extent that the inclusion of these instruments would be anti-dilutive. As of March 31, 2006, shares issuable upon conversion of such instruments are as follows:

Instrument	Common shares issuable upon conversion, exercise or vesting	Conversion or exercise price	Proceeds from conversion or exercise
Series A Convertible Preferred Stock	6,726,457	$2.23	$—
Series A Common Stock Warrants	1,345,291	3.28	4,412,556
Series A Convertible Notes	3,321,707	3.01	—
Series A Convertible Note Warrants	664,341	3.28	2,179,038
Series B-1 Convertible Preferred Stock	4,285,714	2.80	—
Series B-1 Common Stock Warrants	857,142	4.32	3,702,853
Series B-2 Convertible Preferred Stock	8,928,569	2.80	—
Series B-2 Common Stock Warrants	1,785,713	4.29	7,660,709
Options issued under Incentive Stock Option Plans	101,833	0.69 –1.99	111,722
Options issued under Incentive Stock Option Plans	1,148,413	2.20 – 2.49	2,606,882
Options issued under Incentive Stock Option Plans	1,672,500	2.79 – 4.49	5,911,175
Unvested restricted stock awards	150,000	2.80	—
Stock Appreciation Rights issued under Incentive Stock Option Plans	35,000	2.86	—

Total	31,022,680		$26,584,935

ANALEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

As of March 31, 2005, shares issuable upon conversion of such instruments were as follows:

Instrument	Common shares issuable upon conversion or exercise	Conversion or exercise price	Proceeds from conversion or exercise
Series A Convertible Preferred Stock	6,726,457	$2.23	$—
Series A Common Stock Warrants	1,345,291	3.28	4,412,554
Series A Convertible Notes	3,321,707	3.01	—
Series A Convertible Note Warrants	664,341	3.28	2,179,038
Series B-1 Convertible Preferred Stock	4,285,714	2.80	—
Series B-1 Common Stock Warrants	857,142	4.32	3,702,853
Warrants issued under 2000 financing agreement	32,500	0.75	24,375
Options issued under Incentive Stock Option Plans	1,171,358	0.50-1.99	1,548,336
Options issued under Incentive Stock Option Plans	1,323,413	2.20-2.49	3,024,882
Options issued under Incentive Stock Option Plans	1,627,499	2.54-4.49	5,884,455

Total	21,355,422		$20,776,493

9. Stock-based compensation

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

The Company’s Board of Directors approved amending and restating the Company’s Stock Option Plans (collectively, the “Plans”). These amendments allow the Plans to issue Stock Only Stock Appreciation Rights (“SOSAR”). Furthermore, the Board has authorized the Compensation Committee, commencing January 1, 2006, to permit certain option holders, on an individual basis, the right to exchange previously vested options for SOSARs under the Plan and immediately exercise such SOSARs. Any exchange of vested options for SOSARs shall be for economic value substantially equivalent to the options upon exercise. The Company shall withhold all amounts required under applicable income tax laws and regulations and deduct an equivalent number of Company common stock from the number of shares issued to such holder.

Adoption of SFAS No. 123(R)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123(R) eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123(R).

ANALEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. Such benefits were not considered material for the three months ended March 31, 2006 or 2005, respectively.

As a result of adopting SFAS No. 123(R), the Company recorded $102,800 of stock-based compensation expense, or approximately $82,000 after-tax This stock-based compensation expense reduced both basic and diluted earnings per share less than a penny per share for the three months ended March 31, 2006.

Stock-Based Compensation Activity

During the quarter ended March 31, 2006, the Company granted 35,000 SOSARs to certain members of the Company’s Board or Directors. The SOSARs were issued at an exercise price of $2.86 per share, the fair value of the Company’s common stock on the date of grant. The Black-Scholes option pricing model weighted-average value for the SOSARs was $1.84 per share. The SOSARs are 100 percent vested and expire ten years from the grant date. The Company recorded approximately $65,000 of stock-based compensation expense associated with these SOSAR grants.

During the quarter ended March 31, 2006, the Company also exchanged 875,725 nonqualified stock options for an equal number of SOSARs. The 875,725 SOSARs were issued on the same terms as the original options grant and were immediately exercised.

The table below summarizes stock option and SOSAR activity for the three months ended March 31, 2006:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options and SOSARs outstanding, January 1, 2006	3,802,800	$2.59
Options and SOSARs granted	35,000	2.86
Options and SOSARs exercised	(875,725)	1.38
Options cancelled and expired	(4,300)	1.38

Options and SOSARs outstanding, March 31, 2006	2,957,775	$2.95	$719,600

Exercisable at March 31, 2006	2,952,775	$2.95	$719,600

Shares reserved for equity awards at March 31, 2006	112,252

Information with respect to stock options and SOSARs outstanding and stock options and SOSARs exercisable at March 31, 2006 was as follows:

Range of Exercise Price	Options and SOSARs Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
0.69 – 1.99	101,833	3.48	$1.10
2.20 – 2.49	1,148,413	3.05	2.27
2.79 – 4.49	1,707,500	8.61	3.53

ANALEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Information with respect to stock options outstanding and stock options exercisable at March 31, 2005 was as follows:

Range of Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
0.50 – 1.99	1,171,358	2.04	$1.33
2.20 – 2.49	1,323,413	4.38	2.30
2.54 – 4.49	1,627,499	9.19	3.77

Fair Value Determination

To determine the fair value of each option or SOSAR grant, the Company has elected to continue to use both the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if the fair value of the grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

The Black-Scholes model uses the assumptions noted in the table below to compute a fair value of each option or SOSAR grant. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected term was calculated based upon the simplified method for estimating expected terms as allowed under SEC Staff Accounting Bulletin (“SAB”) No. 107. The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.

The table below summarizes the Black-Scholes option pricing model fair value assumptions used for stock option and SOSAR awards during the following periods:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Weighted average exercise price	$2.86	$3.70
Range of expected volatilities	76%	50 – 54%
Expected term	5 years	5 years
Range of risk free interest rates	4.47%	3.78 – 4.18%
Expected dividend yield	0.00%	0.00%

ANALEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Pro Forma Disclosures

Under the modified prospective method, results for the three months ended March 31, 2005 were not restated to include stock option expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based compensation for the three months ended March 31, 2005 is presented below.

Three Months Ended March 31, 2005
Net loss attributable to common shareholders, as reported	$(647,300)
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(499,000)

Pro forma net loss attributable to common shareholders	$(1,146,300)

Loss per share:
Basic and diluted, as reported	$(0.04)

Basic and diluted, pro forma	$(0.07)

Restricted Stock Awards

The Company awarded 150,000 shares of restricted common stock, at a weighted-average price of $2.80 per share, to three members of the Company’s senior management team as an inducement for their employment. The restricted stock will vest at the rate of 25 percent per year over 4 years starting on the employee’s first day of employment. As of March 31, 2006, none of the 150,000 shares of restricted stock has either become vested or has been forfeited.

The Company’s stock-based compensation expense related to the restricted stock award was based on the grant-date quoted market price of the Company’s common stock, which was $2.80 per share. The Company recorded approximately $29,000 of stock-based compensation expense associated with this transaction for the three months ended March 31, 2006. There was approximately $362,000 of unrecognized compensation cost related to the nonvested shares of restricted stock as of March 31, 2006. The Company estimates these costs will be fully amortized in four years.

Employee stock purchase plan

In December 1997, shareholders approved the Analex Corporation 1997 Employee Stock Purchase Plan (the “Plan”). The number of shares currently reserved for issuance under the Plan is 650,000. The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. The Plan is non-compensatory as defined by SFAS 123(R). Under the terms of the Plan, individual employees may pay up to $14,000 for the purchase of the Company’s common shares, at 95% of the determined market price. During the three months ended March 31, 2006, employees paid approximately $111,100 into this plan.

10. Concentration of Business

Almost all of the Company’s revenue is derived either directly from the U.S. government as prime contractor or indirectly as a subcontractor to other government prime contractors. Approximately 72% of the Company’s 2006 year-to-date revenue has been derived from various Department of Defense and intelligence agencies. Approximately 27% of the Company’s 2006 year-to-date revenue has been derived, directly or indirectly, from NASA.

11. Convertible Preferred Stock and Convertible Notes

Series A Convertible Preferred Stock and Convertible Notes

In December 2003, the Company issued for $15.0 million, 6,726,457 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,345,291 Common Stock Warrants. The Series A Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for the Series A Preferred Stock was $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

Upon issuance of the Series A Preferred Stock, the Company allocated relative fair value of approximately $3.9 million to the Common Stock Warrants and recorded a beneficial conversion charge related to the Series A Preferred Stock of approximately $11.1 million. These amounts are being recorded as accretion of Series A Preferred Stock through the earliest

ANALEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

redemption date of December 9, 2007. For the three months ended March 31, 2006 and 2005, the Company recorded $0.9 million, respectively, of accretion related to these charges. The unamortized discount as of March 31, 2006 and 2005 was $6.3 million and $10.1 million, respectively.

In December 2003, the Company also issued, in aggregate, $10,000,000 principal amount of Series A Secured Subordinated Convertible Promissory Notes that bear interest a 7.0% annual rate (the “Series A Convertible Notes”) convertible into 3,321,707 shares of common stock and 664,341 Common Stock Warrants.

Upon issuance of the Series A Convertible Notes, the Company allocated relative fair value of approximately $1.9 million to the Series A Convertible Note Warrants and recorded a beneficial conversion charge related to the Series A Convertible Notes of approximately $5.3 million. The discount created by these charges is being amortized to interest expense over the life of the Series A Convertible Notes. For the three months ended March 31, 2006 and 2005, the Company recognized $0.5 million, respectively, of amortization of that discount. The unamortized discount as of March 31, 2006 and 2005 was approximately $3.1 million and $4.9 million, respectively.

Series B-1 and B-2 Convertible Preferred Stock

In May 2004, the Company issued in aggregate $12.0 million principal amount of convertible secured subordinated promissory notes (“Series B-1 Notes”) and 857,142 Common Stock Warrants (the “Series B-1 Common Stock Warrants”). In September 2004, the Series B-1 Notes were converted into 3,428,571 shares of Series B Convertible Preferred Stock (“Series B-1 Preferred Stock”). The Series B-1 Common Stock Warrants will expire on May 28, 2014.

The Company had the option to obtain an additional $25.0 million through the sale of additional Series B Preferred Stock for the purpose of paying for the cost of a Company acquisition. In connection with the April 2005 acquisition of ComGlobal, the Company exercised this option and issued for $25.0 million, an additional 7,142,856 shares of Series B Convertible Preferred Stock (“Series B-2 Preferred Stock”) and 1,785,713 Common Stock Warrants (the “Series B-2 Common Stock Warrants”). The Series B-2 Common Stock Warrants will expire on April 1, 2015.

Upon issuance of the Series B-2 Preferred Stock, the Company allocated relative fair value of $2.4 million to the Common Stock Warrants and recorded a beneficial conversion charge related to the Series B-2 Preferred Stock of $8.0 million. These amounts are being recorded as accretion of Series B-2 Preferred Stock through the earliest redemption date of September 15, 2008. For the three months ended March 31, 2006 the Company recorded $0.6 million of accretion related to these charges. The unamortized discount as of March 31, 2006 was $7.9 million.

All Series B Convertible Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for the Series B Convertible Preferred Stock for the three months ended March 31, 2006 and 2005 was $0.6 million and $0.2 million, respectively.

Summary of Convertible Instruments

The table below provides the face value and carrying value of the convertible preferred stock as of March 31, 2006 and December 31, 2005 and the remaining periods of amortization associated with each as of March 31, 2006:

	Face Value	2006		2005		Remaining Periods of Amortization
		Carrying Value	Remaining Amount to be Accreted	Carrying Value	Remaining Amount to be Accreted
Series A Preferred Stock	$15,000,000	$8,673,800	$6,323,200	$7,736,300	$7,263,700	1.75 years
Series B-1 Preferred Stock	$12,000,000	$12,000,000	—	$12,000,000	—	—
Series B-2 Preferred Stock	$25,000,000	$17,101,500	$7,898,500	$16,493,300	8,506,700	2.50 years

ANALEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

The table below provides the face value and carrying value of the Series A convertible debt as of March 31, 2006 and December 31, 2005 and the remaining period of amortization as of March 31, 2006:

	Face Value	2006		2005		Remaining Period of Amortization
		Carrying Value	Remaining Amount to be Accreted	Carrying Value	Remaining Amount to be Accreted
Series A Convertible Notes	$10,000,000	$6,949,700	$3,050,300	$6,497,700	$3,502,300	1.75 years

12. Commitments and Contingencies

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. As of March 31, 2006, the maximum amount payable under the terms of the guaranteed shares was $1,628,600. As the fair market value of the Company’s Common Stock was in excess of the guaranteed share prices as of March 31, 2006, no amounts were accrued under the guarantee.

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

In February 2006 the Company entered into a lease agreement, considered an operating lease, with a property management company to lease approximately 7,000 square feet of office space to be used as the Company’s Chantilly regional office. The lease commenced on February 1, 2006 and the initial term of the lease is five years with one optional renewal period of five years. The Company took occupancy of the new facility in April 2006. Future minimum lease payments over the five-year lease term will be approximately $0.9 million.

13. Segment Reporting

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

14. Discontinued Operations

During the quarter ended March 31 2006, the Company concluded that SyCom did not fit with the Company’s long-term strategic plan and committed to a plan to dispose of this subsidiary. SyCom provides staff augmentation services, principally to a single customer and had 32 employees. SyCom’s results of operations are presented as a discontinued operation for all periods presented herein.

During the second quarter of 2004, the Company concluded that Advanced Bio-Systems, Inc. (“ABS”), a then wholly owned subsidiary of the Company did not fit with the Company’s long-term plan and decided to divest ABS. The Company disposed of ABS on November 16, 2004. Therefore, the results of operations of this business are reported as discontinued operations, net of applicable income taxes, for all periods presented. Proceeds from the sale of ABS were two non-recourse notes for $1 million. The Company collected approximately $17,000 against these notes during the three-months ended March 31, 2006, compared to $38,400 for the same period in the prior year. The Company reviewed the future viability of ABS and its underlying credit worthiness and determined a full reserve against the remaining outstanding notes was still necessary.

ANALEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Operating results of the discontinued businesses, excluding the related disposal activity, for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31
	2006	2005
Revenue	$892,500	$1,858,100
(Loss) income from discontinued operations	(275,000)	74,600
Income tax benefit (expense)	104,500	(23,800)
(Loss) income from discontinued operations, net of tax	$(170,500)	$46,300

Tax rates vary between discontinued operations and the Company’s effective tax rate due to the non-deductibility of certain non-cash amortization expenses for tax purposes.

15. Litigation and Claims

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. The Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1,000,000 to Swales in July 2004. Included in the $1,000,000 settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and the Company received payment. Legal fees are expected to be approximately $290,000. The Company has received an opinion from legal counsel that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, the Company established a receivable of approximately $1.0 million related to the expected reimbursement of these costs. In May 2005, the Company received oral customer feedback that the costs were allowable and allocable to the contract, but the reasonableness of these costs still needed to be assessed by NASA. Based on the opinion of legal counsel and management’s assessment of relevant facts, the Company believed and continues to believe that the costs incurred are allowable, allocable and reasonable. During the quarter ended December 31, 2005, the Company met with NASA procurement personnel who indicated to us prior NASA communications with respect to allowability and allocability should not be relied upon. While the Company continues to believe that the full amounts is allowable, allocable and reasonable, and therefore should be recoverable under the ELVIS contract with NASA, the Company had concluded a reserve of $500,000 was appropriate and was therefore recorded as of December 31, 2005. The Company intends to continue to use all reasonable efforts to recover the full amount of its costs from NASA.

On April 29, 2005 the Company was served with a compliant filed by H&K Strategic Business Solutions, LLC (“HKSBS”) in Virginia Circuit Court alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004 that was later terminated by the Company on February 14, 2005. Under the complaint, HKSBS is seeking damages of $830,000 together with legal fees and expenses. The Company believes the complaint is without merit, however, the Company cannot predict the outcome of the proceeding at this time and has filed a counter-claim against HKSBS seeking reimbursement of prior retainer payments made to HKSBS of approximately $110,000, plus certain legal fees. This matter was tried in March 2006 in Fairfax County Circuit Court. Post-trial briefs were filed in April 2006. The judge hearing this matter is expected to issue a ruling in June 2006. In the event that HKSBS prevails, the Company could be held liable for up to the full amount of the damages sought; and that result could have a material adverse effect on its operating results and cash flows.

16. Subsequent Events

The Company sold its SyCom Services subsidiary on April 1, 2006. Neither the SyCom Services subsidiary nor the consideration received are material to the Company’s results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain matters contained in the following discussion and analysis concerning our operations, cash flows, financial position, economic performance, plans, trends, strategies and financial condition, including in particular, the likelihood of our success in growing our business through acquisitions or otherwise, the realization of sales from backlog, and the sufficiency of capital to meet our working capital needs, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are not guarantees of future performance and subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we may not be able to predict accurately or control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, and as a result of many factors, including, but not limited to the following:

•	our dependence on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and NASA, for substantially all of our revenue;

•	our dependence on four material contracts, each of which accounted for a significant percentage of our revenue and operating income for the three months ended March 31, 2006;

•	the business risks peculiar to the defense industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our ability to accurately estimate our backlog;

•	our ability to maintain strong relationships with other contractors;

•	our ability to recruit and retain qualified skilled employees who have the required security clearance;

•	economic conditions, competitive environment, and timing of awards and contracts;

•	our ability to identify future acquisition candidates and to realize the expected benefits of the acquisition;

•	our ability to raise additional capital to fund acquisitions;

•	our substantial debt and the restrictions imposed on us by certain debt agreements; and

•	our ability to control indirect costs, particularly costs related to funding our self-insured health plan.

Readers of this report should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q. We assume no obligation to update any such forward-looking statements.

INTRODUCTION

This management’s discussion and analysis of financial condition and results of operations is intended to provide readers with an understanding of our past performance, our financial condition and our prospects. We will discuss and provide our analysis of the following:

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

We provide our services through one reportable segment, comprised of two strategic business units, our Homeland Security Group (“HSG”) and our Systems Engineering Group (“SEG”). HSG accounted for approximately 72% of our revenue for the three months ended March 31, 2006. HSG provides information technology services, aerospace engineering services and security and intelligence support services to the agencies within the intelligence community such as the National Reconnaissance Office (“NRO”), the Missile Defense Agency (“MDA”) and the National Security Agency (“NSA”). HSG also provides services to the DoD, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman. We expect that our Homeland Security Group will continue to benefit from the country’s shifting priorities towards national defense and homeland security and emphasis on enhanced intelligence capabilities.

SEG accounted for approximately 28% of our revenue for the three months ended March 31, 2006. SEG provides aerospace engineering services and information technology services, including program management support, primarily to NASA and major aerospace contractors in support of the development of space-based systems. SEG also supports the operation of terrestrial assets and the launch of unmanned rockets by NASA under our Expendable Launch Vehicle Integrated Support (“ELVIS”) contract. Specific capabilities of the Systems Engineering Group include expendable launch vehicle engineering, space systems development, and ground support for space operations.

Our principal customer is the U.S. government. Revenue generated from contracts to federal government agencies and their prime contractors represented approximately 99% and 100% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. Our principal U.S. government customer is the DoD, which, directly or through its prime contractors, accounted for approximately 72% and 59%, of our revenue for the three months ended March 31, 2006 and 2005, respectively. NASA is also a significant customer, generating 27% and 41% of our revenue for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 approximately 38% of our revenue and 86% of our operating income came from three prime contracts with agencies within the DoD. For the three months ended March 31, 2005 approximately 15% of our revenue and 52% of our operating income came from one prime contract with an agency within the DoD. For the three months ended March 31, 2006 and 2005 approximately 19% and 27%, respectively, of our revenue came from one prime contract with NASA, which will continue until September 2011, if the remaining contract option is exercised in 2008. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.

On April 1, 2005, we acquired ComGlobal Systems, Incorporated (“ComGlobal”). ComGlobal, a software engineering and information technology firm, specializes in C4I programs for the military. Its largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. ComGlobal is now a wholly-owned subsidiary of ours and is reported as a part of our Homeland Security Group.

During the first fiscal quarter of 2006, we concluded that our wholly-owned subsidiary, SyCom Systems, Inc. (“SyCom”), did not fit with our long-term strategic plan and decided to divest SyCom. SyCom provided staff augmentation services, principally to a single customer and had 32 employees. We disposed of SyCom on April 1, 2006. Therefore, the results of operations of SyCom are reported as discontinued operations, net of applicable income taxes, for all periods presented. Historically, we reported SyCom as a component of our Homeland Security Group.

We generate a majority of our revenue as a prime contractor to the federal government. Our objective is to focus on retaining and increasing the percentage of our business as a prime contractor because we believe it provides us with stronger client relationships. The following table summarizes our revenue as a prime contractor and as subcontractor as a percentage of our total revenue for the three months ended March 31:

	2006	2005
Prime contract revenue	80%	77%
Subcontract revenue	20%	23%

Total revenue	100%	100%

All of our U.S. government contracts are subject to audit and various cost controls, and include standard provisions for termination at any time at the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funding for contract performance for any subsequent year becomes unavailable.

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the growth of our backlog. The following table summarizes our contract backlog as of March 31:

	2006	2005
Funded backlog	$83.7	$77.0
Unfunded contract value	279.4	206.0

Total estimated backlog	$363.1	$283.0

Our total backlog of approximately $363.1 million as of March 31, 2006 represented a 28% increase over the backlog as of March 31, 2005. We currently expect to recognize revenue during the remainder of fiscal 2006 of approximately 24%% from our total backlog as of March 31, 2006.

Contract profit margins are generally affected by the type of contracts we have. We can typically earn higher profits on fixed-price and time-and-material contracts than cost-plus-fee contracts. Thus, an important part of growing our operating income is to increase the amount of services delivered under fixed-price and time and material contracts The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the three months ended March 31:

	2006	2005
Cost-plus-fee	42%	31%
Time and material	32%	36%
Fixed-price	26%	33%

Total	100%	100%

While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we will pursue time-and-material and fixed-price contracts for the reasons discussed above.

RESULTS OF OPERATIONS AND RELATED INFORMATION

The following tables provide comparative and common size results of operations for the three months ended March 31, 2006 and 2005, respectively, followed by our discussion and analysis of the results.

Comparison of the Three Months Ended March 31, 2006

to the Three Months Ended March 31, 2005

(dollar amounts in thousands)

	March 31, 2006	% of Revenue	March 31, 2005	% of Revenue	% Change
Revenue	$35,531	100.0%	$26,580	100.0%	33.7%
Operating costs and expenses
Cost of revenue	29,037	81.7	21,605	81.3	34.4
Selling, general and administrative	3,022	8.5	2,437	9.2	24.0
Amortization of intangible assets	914	2.6	490	1.8	86.5
Depreciation	247	0.7	79	0.3	212.7

Total operating costs and expenses	33,220	93.5	24,611	92.6	35.0
Operating income	2,311	6.5	1,969	7.4	17.4
Other income and expense
Interest expense, net	(1,186)	(3.3)	(763)	(2.9)	55.4

Income from continuing operations before income taxes	1,125	3.2	1,206	4.5	(6.7)

Provision for income taxes	609	1.7	586	2.2	3.9

Income from continuing operations	516	1.5	620	2.3	(16.8)
(Loss) income from discontinued operations, net of tax	(170)	(0.5)	46	0.2	(469.6)
Gain on disposal of discontinued operations, net of income taxes	10	0.0	24	0.1	(58.3)

Net income	356	1.0	690	2.6	(48.4)

Dividends convertible preferred stock	(780)	(2.1)	(400)	(1.5)	95.0
Accretion of convertible preferred stock	(1,546)	(4.4)	(937)	(3.5)	65.0

Net loss available to common shareholders	$(1,970)	(5.5)%	$(647)	(2.4)%	204.5%

Revenue

Our revenue for the three months ended March 31, 2006 was $35.5 million, an increase of $9.0 million, or 33.7%, from the same period in the prior year.

Our Homeland Security Group provided $25.7 million, or 72%, of our revenue for the three months ended March 31, 2006. This represented a 64.8% total increase from the same period in the prior year and organic growth of approximately 9.0%. Contributing to this increase were the effects of our acquisition of ComGlobal in April 2005 and increased information and technology asset protection solutions we provided to certain agencies, including MDA and the Counterintelligence Field Activity (“CIFA”). In addition, we provided increased independent verification and validation services in support of launches of expendable launch vehicles by the United States Air Force and the NRO.

Our Systems Engineering Group provided $9.8 million, or 28%, of our revenue for the three months ended March 31, 2006. Systems Engineering Group revenue decreased approximately 10.7% for the three months ended March 31, 2006 compared to same period in the prior year. This decrease is attributable to decreases in NASA direct material pass-through revenue, which was unusually high in the quarter that ended March 31, 2005, and the continuing planned step-down of our Microgravity Research Development and Operations subcontract (“MRDOC”). On an annual basis, NASA will typically purchase a certain amount of direct material under our ELVIS contract. The timing of these purchases, however, is dictated by NASA and may widely fluctuate from quarter to quarter.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2006 was $29.0 million, an increase of $7.4 million, or 34.4%, from the same period in the prior year. Cost of revenue, as a percentage of revenue for the three months ended March 31, 2006 was 81.7%, compared to 81.3% for the same period in the prior year. The increase in cost of revenue, as a percentage of revenue, for the three months ended March 31, 2006 was attributable primarily to an increase in personnel fringe benefit costs during the three months ended March 31, 2006 compared to the same period in the prior year. An increased number of larger medical claims during the three months ended March 31, 2006 was the primary reason attributable to the increase in fringe benefit costs.

Selling, General and Administrative Expenses (SG&A)

SG&A for the three months ended March 31, 2006 was $3.0 million, an increase of $0.6 million, or 24.0%, from the same period in the prior year. This increase in total costs incurred is associated with the incremental costs required to support the ComGlobal business acquired in April 2005 and the additional investment in business development made in 2006. SG&A, as a percentage of revenue was 8.5% for the three months ended March 31, 2006 compared to 9.2% for the same period in the prior year. As we acquire and integrate companies, we expect to leverage our central corporate services, reducing the ratio of SG&A to revenue. The operational efficiencies we experienced with our ComGlobal acquisition in April 2005 contributed to the decrease in SG&A as a percentage of revenue for the three months ended March 31, 2006 compared to the same period in the prior year. These efficiencies were partially offset by increased expense associated with establishing a more robust centralized business development function which we completed during the fourth fiscal quarter of 2005.

Depreciation Expense and Amortization of Intangible Assets

Depreciation expense and intangible amortization expense for the three months ended March 31, 2006 was $1.2 million, an increase of $0.6 million or 103.9% from the same period in the prior year. This increase resulted from the fixed assets and identifiable intangible assets we acquired in connection with the ComGlobal acquisition in April 2005.

Operating Income

Operating income for the three months ended March 31, 2006 was $2.3 million, an increase of $0.3 million, or 17.4%, from the same period in the prior year. Our operating margin for the three months ended March 31, 2006 was 6.5% compared to 7.4% for the same period in the prior year. The increase in depreciation and amortization expense for the three months ended March 31, 2006, related to the April 2005 ComGlobal acquisition, reduced our operating margin by approximately 1.4%. Excluding the effects of the depreciation and amortization, our operating margin for the three months ended March 31, 2006 would have increased by 0.5 points compared to the same period in the prior year. This increase was attributed primarily to the SG&A efficiencies described in the SG&A section above.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA, as defined below, for the three months ended March 31, 2006 was $3.5 million after adding depreciation and amortization expense of $1.2 million to operating income of $2.3 million. This was an increase of $0.9 million, or 36.8% from the same period in the prior year. For the three months ended March 31, 2006, EBITDA, as a percentage of revenue was 9.8% compared to 9.6% for the same period in the prior year. The increase in our EBITDA margin for the three months ended March 31, 2006, compared to the same period in the prior year, was attributed primarily to the SG&A efficiencies described in the SG&A section above.

EBITDA is a non-GAAP financial measure under applicable SEC rules. Generally, a non-GAAP financial measure is a numerical measure of a Company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles. EBITDA should not be considered as a substitute either for net income, as an indicator of our operating performance, or for cash flow, as measures of our liquidity. In addition, because all companies do not calculate EBITDA identically, our presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

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

Interest Expense

Interest expense for the three months ended March 31, 2006 was $1.2 million, an increase of $0.4 million, or 55.4%, from the same period in the prior year. Interest expense has increased as a result of the $22 million we borrowed from our revolving line of credit in April 2005 to fund a portion of our ComGlobal acquisition.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2006 was $0.6 million, an increase of $23,000, or 3.9%, from the same period in the prior year. Our effective tax rate, or the ratio of income tax expense reported in relation to income from continuing operations before income taxes, was impacted significantly by the non-tax deductible interest and accretion expense associated with our convertible notes and preferred stock issued since 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to pay the interest on our credit facility, to make quarterly dividend payments on our convertible preferred stock and to make selective strategic acquisitions.

Cash Flow

For the three months ended March 31, 2006, net cash provided by operating activities was $0.5 million, compared to $2.8 million for the same period in the prior year. This decrease in cash flow from operations was a result of funding delays that occurred during our prior quarter that ended December 31, 2005. These funding delays resulted in the delayed billing and collection of approximately $8 million of accounts receivable that remained outstanding at March 31, 2006. Since March 31, 2006, we have collected approximately $4 million of this $8 million balance. The other $4 million is accruing interest as it is past due and should be released any day by the government payment office. Accounts receivable represents our largest component of working capital. We bill most of our clients the month after services have been rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We use Days Sales Outstanding, or DSO, to measure how efficiently we manage the billing and collection of our accounts receivable. For the three months ended March 31, 2006, our DSO increased to 84 days. The $8 million in delayed collections, as described above, represented 20 days of sales. We view these delays in payment as a non-recurring event precipitated by personnel changes in one of our large Government customers. We expect DSO to return to its historical level in the range of 60 days of sales.

Cash provided by investing activities was $0.3 million for the three months ended March 31, 2006, compared to $13,500 used in investing activities for the same period in the prior year. Our investing cash flow activity is affected primarily by our purchase of property and equipment. We acquired approximately $0.2 million of property and equipment during the three months ended March 31, 2006. This was offset by approximately $0.5 million we received associated the sale of property which was previously held for sale.

Cash used in financing activities was $1.8 million for the three months ended March 31, 2006, compared to $3.3 million for the same period in the prior year. Our financing cash flow activity was affected by borrowings and repayments on our revolving line of credit. For the three months ended March 31, 2006, we repaid approximately $1.0 million against our revolving line of credit, compared to approximately $3.1 million for the same period during the prior year. Financing activity cash flows were also affected by the payment of dividends on our convertible preferred stock. We paid approximately $0.8 million in dividends on our preferred stock for the three months ended March 31,2006 compared to $0.3 million for the same period in the prior year. The increase in our preferred stock dividend expense from the same period in the prior year was attributed to the $25.0 million of preferred stock we issued in April 2005 in connection with our acquisition of ComGlobal.

Credit Facility and Borrowing Capacity

We have a long-standing relationship with Bank of America, N.A. (“the Bank”). Part of our relationship with the Bank includes a $40.0 million revolving line of credit (“the Credit Facility”) used for senior acquisition financing and working capital requirements. The Credit Facility is subject to a borrowing base determined based on our outstanding accounts receivable balance and certain financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of March 31, 2006 we were in compliance with these covenants. The Credit Facility has a maturity date of May 31, 2008. Interest on the Credit Facility is at the LIBOR Rate plus an applicable margin as specified the agreement. As of March 31, 2006, the outstanding balance of the Credit Facility was $26.6 million. The interest rate at March 31, 2006 was 7.83%. Borrowing availability under our Credit Facility continues to be sufficient to fund normal operations. Available borrowing capacity on our Credit Facility at March 31, 2006 was approximately $5.5 million.

The Credit Facility also restricts our ability to dispose of properties, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into certain leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. All assets of our business generally secure the Credit Facility.

Guarantees and Commitments

Pursuant to the November 2, 2001 acquisition of the former Analex, we issued 3,572,143 shares of our Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which we guarantee for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. As of March 31, 2006, the maximum amount payable under the terms of the guaranteed shares was approximately $1.6 million. As the fair market value of our Common Stock was in excess of the guaranteed share prices as of March 31, 2006, we did not accrue any amounts under the guarantee.

On November 2, 2001, we issued promissory notes to certain Analex sellers totaling approximately $0.8 million with a five-year term, bearing interest at 6%. As of March 31, 2006 the outstanding balance of the promissory notes was approximately $0.1 million. We also entered into non-competition agreements with former employees totaling $0.4 million, on a discounted basis, payable over various periods with a current balance of $0.1 million at March 31, 2006.

In February 2006, we entered into a lease agreement for approximately 7,000 square feet to be used as our new Chantilly, Virginia regional office. The lease commenced on February 1, 2006 and has a term of five years with one optional renewal period of five years. Future minimum lease payments over the five-year lease term will be approximately $0.9 million.

NEW ACCOUNTING PRONOUNCEMENTS

Adoption of SFAS No. 123(R)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123(R) eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in our operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. We did not consider such benefits material for the three months ended March 31, 2006 or 2005, respectively.

As a result of adopting SFAS No. 123(R), we recorded approximately $0.1 million of stock-based compensation expense, or approximately $82,000 after-tax, in our statement of operations for the three months ended March 31, 2006. This stock-based compensation expense reduced both our basic and diluted earnings per share by less than a penny a share for the three months ended March 31, 2006.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market Risks and Hedging Activities

The Company’s outstanding bank debt bears interest at variable interest rates tied to LIBOR. The use of variable-rate debt to finance operations and capital expenditures exposes the Company to variability in interest payments due to changes in interest rates. The Company does not currently use interest rate swaps or other means to reduce the interest rate exposure on these variable rate obligations. Furthermore, the Company does not hold any other type of derivative instrument.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2006, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, also supervised and participated in an evaluation of any changes in internal controls over financial reporting that occurred during the last fiscal quarter. That evaluation did not identify any significant changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 29, 2005 the Company was served with a compliant filed by H&K Strategic Business Solutions, LLC (“HKSBS”) in Virginia Circuit Court alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004 that was later terminated by the Company on February 14, 2005. Under the complaint, HKSBS is seeking damages of $830,000 together with legal fees and expenses. The Company believes the complaint is without merit, however, the Company cannot predict the outcome of the proceeding at this time and has filed a counter-claim against HKSBS seeking reimbursement of prior retainer payments made to HKSBS of approximately $110,000, plus certain legal fees. This matter was tried in March 2006 in Fairfax County Circuit Court. Post-trial briefs were filed in April 2006. The judge hearing this matter is expected to rule in June 2006. In the event that HKSBS prevails, the Company could be held liable for up to the full amount of the damages sought; and that result could have a material adverse effect on its operating results and cash flows.

Item 1A. Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The following risk factors were disclosed on the Form 10-K and have been revised to provide updated information as of the date of filing of this quarterly report on Form 10-Q.

We depend on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and NASA, for substantially all of our revenue, and if our relationships with these agencies were impaired, our business could be materially adversely affected.

Revenue derived from U.S. federal government agencies and their prime contractors represented 99%, of our total revenue for the fiscal quarters ended March 31, 2006 and 2005, respectively. The Department of Defense, our principal U.S. government customer, accounted for approximately 72% and 59% of our revenue for the fiscal quarters ended March 31, 2006 and 2005, respectively. NASA generated 27% and 41% of our revenue for the fiscal quarters ended March 31, 2006 and 2005, respectively. Approximately 19% and 30% of our revenue for the fiscal quarters ended March 31, 2006 and 2005, respectively, came from one prime contract with NASA, which will continue until September 2011 if the remaining option is exercised in 2008. In the event that the remaining option term is not exercised, we will not be able to recognize the full value of the contract awarded. In addition, the Homeland Security Group’s contracts with three Department of Defense customers generated 38% of our revenue and 86% of our operating income for the fiscal quarter ended March 31, 2006. For the fiscal quarter ended March 31, 2005, there was one prime contract with the DoD which represented 17% of our revenue and 72% of our operating income. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the Department of Defense, NASA or any significant agency in the intelligence community, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, operating results, financial condition and business prospects could be materially adversely affected.

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

We were served on April 29, 2005 with a complaint filed by H&K Strategic Business Solutions, LLC (“HKSBS”) in Virginia Circuit Court alleging breach of contract and other claims relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004, which we terminated on February 14, 2005. Under the complaint, HKSBS is seeking damages of $830,000 together with legal fees and expenses. We have filed a counter-claim against HKSBS seeking reimbursement of prior retainer payments made to HKSBS of approximately $110,000, plus certain legal fees. This matter was tried during March 2006 in Fairfax County Circuit Court. Post trial briefs were filed in April 2006. The judge hearing this matter is expected to issue a ruling in June 2006. In the event that HKSBS prevails, we could be held liable for up to the full amount of the damages sought; and that result could have a material adverse effect on our operating results and cash flows.

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

A Current Report on Form 8-K dated January 13, 2006 and filed with the Securities and Exchange Commission on January 18, 2006 reported that the Company entered into a written agreement with Mr. Sterling E. Phillips, Jr., Chairman of the Board and Chief Executive Officer, whereby Mr. Phillips exchanged his stock option to purchase 875,725 shares of Analex Common Stock for an equal number of stock-only stock appreciation rights (“SOSARs”). Mr. Phillips exercised these SOSARs on January 13, 2006.

A Current Report on Form 8-K dated February 22, 2006 and filed with the Securities and Exchange Commission on February 28, 2006 reported that the Company issued a press release announcing its financial results for the fiscal year ended December 31, 2005.

A Current Report on Form 8-K dated February 22, 2006 and filed with the Securities and Exchange Commission on February 28, 2006 reported that (i) the Company has amended and restated the Analex Corporation 2000 and 2002 Stock Incentive Plan, (ii) pursuant to the Analex Corporation 2002 Stock Incentive Plan, each non-employee director automatically received stock–only stock appreciation rights covering 5,000 shares of Analex Common Stock on February 22, 2006, and (iii) the Company approved the grant of 50,000 shares of restricted stock to each Messrs. C. Wayne Grubbs, V. Joseph Broadwater and Stephen C. Matthews. The form of the Stock Appreciation Rights Agreement and the Option Exchange and Stock Appreciation Right Agreement were filed as exhibits to the filing.

(c)	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: May 5, 2006

Analex Corporation

(Registrant)

By:	/s/ Sterling E. Phillips, Jr.	By:	/s/ C. Wayne Grubbs
	Sterling E. Phillips, Jr.		C. Wayne Grubbs
	Chairman and Chief Executive Officer (Principal Executive Officer)		Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)