Form 10-Q
period 2006-06-30
ANALEX CORP
filed 2006-08-11
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Title of Class	Number of shares outstanding on August 9, 2006
Common Stock, $0.02 par value per share	16,882,745

ANALEX CORPORATION

Part 1. Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and December 31, 2005

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS

Current assets
Cash and cash equivalents	$1,038,600	$3,459,200
Accounts receivable, net	30,567,400	31,067,500
Prepaid expenses and other current assets	4,707,800	4,445,500
Deferred tax asset, net	511,200	—
Property held for sale	—	430,600

Total current assets	36,825,000	39,402,800

Property and equipment, net	2,735,500	2,726,000
Contract rights and other intangible assets, net	8,637,900	10,404,800
Goodwill	78,716,900	77,887,000
Other assets	582,200	671,700

Total assets	$127,497,500	$131,092,300

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$5,988,100	$3,961,100
Accrued payroll and employee benefits	14,557,700	11,834,800
Notes payable	192,800	387,500
Deferred tax liability, net	—	780,300

Total current liabilities	20,738,600	16,963,700

Notes payable – line of credit	19,336,300	27,631,400
Series A convertible note	7,401,700	6,497,700
Deferred tax liability	3,148,400	3,677,200
Other long-term liabilities	1,250,200	1,131,500

Total long-term liabilities	31,136,600	38,937,800

Total liabilities	$51,875,200	$55,901,500

Convertible preferred stock; 17,297,884 shares issued and outstanding at June 30, 2006 and December 31, 2005	39,343,500	36,229,600
Shareholders’ equity
Common stock; $0.02 par; authorized 65,000,000 shares; issued and outstanding June 30, 2006, 16,732,890 shares and December 31, 2005, 16,340,445 shares	334,700	326,800
Additional paid-in capital	50,736,500	50,279,000
Warrants outstanding	9,228,300	9,228,300
Accumulated deficit	(24,020,700)	(20,872,900)

Total shareholders’ equity	36,278,800	38,961,200

Total liabilities, convertible preferred stock and shareholders’ equity	$127,497,500	$131,092,300

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2006 and 2005

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$37,907,100	$36,548,500	$73,438,300	$63,128,600
Operating costs and expenses
Cost of revenue	30,476,700	29,149,500	59,513,300	50,754,200
Selling, general and administrative	3,874,900	3,433,700	6,896,800	5,870,400
Amortization of intangible assets	852,500	989,100	1,766,900	1,479,100
Depreciation	237,400	194,400	484,100	273,800

Total operating costs and expenses	35,441,500	33,766,700	68,661,100	58,377,500

Operating income	2,465,600	2,781,800	4,777,200	4,751,100

Interest Expense, net	(1,145,700)	(996,200)	(2,332,300)	(1,759,200)

Income from continuing operations before income taxes	1,319,900	1,785,600	2,444,900	2,991,900
Provision for income taxes	384,800	1,298,500	993,900	1,885,000

Income from continuing operations	935,100	487,100	1,451,000	1,106,900
Income (loss) from discontinued operations, net of income taxes	8,500	(4,300)	(151,200)	65,600
Income on disposal of discontinued operations, net of income taxes	226,300	6,700	226,300	6,700

Net income	1,169,900	489,500	1,526,100	1,179,200

Dividends on convertible preferred stock	780,000	781,900	1,560,000	1,181,400
Accretion of convertible preferred stock	1,568,200	1,588,800	3,113,900	2,526,300

Net loss attributable to common shareholders	$(1,178,300)	$(1,881,200)	$(3,147,800)	$(2,528,500)

Net loss attributable to common shareholders per share:
Continuing operations
Basic and diluted	$(0.08)	$(0.12)	$(0.19)	$(0.16)

Discontinued operations
Basic and diluted	$0.01	$0.00	$0.00	$0.00

Net loss attributable to common shareholders:
Basic and diluted	$(0.07)	$(0.12)	$(0.19)	$(0.16)

Weighted average number of shares:
Basic and diluted	16,706,056	15,821,971	16,988,890	15,623,730

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

Unaudited

	June 30, 2006	June 30, 2005
Reconciliation of net income to cash provided by operating activities
Net income	$1,526,100	$1,179,200
Net income from discontinued operations, including disposal	75,100	72,300

Net income from continuing operations	1,451,000	1,106,900

Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets and depreciation expense	2,251,000	1,752,900
Amortization of debt discounts	904,000	904,000
Amortization of deferred financing costs	98,300	90,700
Gain on disposal of property held for sale	(13,200)	—
Stock-based compensation expense	196,400	—
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable, net	390,100	2,761,600
Prepaid expenses and other	(262,300)	1,956,800
Other assets	(520,000)	(1,105,800)
Other current liabilities	3,141,600	(33,700)
Other long-term liabilities	(556,100)	1,100

Net cash provided by continuing operating activities	7,080,800	7,434,500
Net cash provided by discontinued operating activities, including disposal	48,900	75,200

Net cash provided by operating activities	7,129,700	7,509,700

Cash flows from investing activities
Purchase of property and equipment	(323,000)	(218,400)
Proceeds from sale of property	460,100	—
Proceeds from sale of SyCom Services, Inc.	110,000	—
Cash paid for ComGlobal Systems, Inc., net of cash acquired	—	(45,391,500)

Net cash provided (used) by investing activities	247,100	(45,609,900)

Cash flows from financing activities
(Payments) proceeds from line of credit	(8,295,100)	15,000,700
Payments on notes payable	(194,700)	(558,400)
Proceeds from sale of common stock	—	945,000
Proceeds from stock options and warrants exercised	10,200	422,000
Proceeds from employee stock purchase plan	211,700	196,300
Proceeds from ABS notes receivable	26,200	—
Proceeds from issuance of Series B-2 Preferred Stock and Warrants	—	24,965,400
Payments of dividends on preferred stock	(1,555,700)	(807,800)

Net cash (used) provided by financing activities	(9,797,400)	40,163,200

Net (decrease) increase in cash	(2,420,600)	2,063,000
Cash and cash equivalents at beginning of period	3,459,200	1,034,200

Cash and cash equivalents at end of period	$1,038,600	$3,097,200

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

These services are provided through the Company’s two strategic business units, the Homeland Security Group and the Systems Engineering Group.

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

The Systems Engineering Group provides engineering and information technology services and solutions to assist in the development of space-based systems and to support operations of terrestrial assets. Capabilities include expendable launch vehicle engineering, space systems development, and ground support for space operations.

On April 1, 2005, the company acquired ComGlobal Systems, Inc., (“ComGlobal”) in a transaction valued at approximately $47.0 million. ComGlobal is a software engineering and information technology firm, specializing in C4I programs for the military. ComGlobal’s largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. ComGlobal is a wholly-owned subsidiary of Analex and reported as a part of the Company’s Homeland Security Group.

During the quarter ended March 31, 2006, the Company concluded that SyCom Services, Inc. (“SyCom”), a wholly-owned subsidiary of the Company, did not fit with the Company’s long-term strategic plan and committed to a plan to dispose of this subsidiary. SyCom provided staff augmentation services principally to a single customer and had 32 employees. The Company sold its SyCom Services subsidiary on April 1, 2006. SyCom’s results of operations are presented as a discontinued operation for all periods presented herein.

2. Basis of Presentation

The interim consolidated financial statements for the Company are unaudited, but in the opinion of management, reflect all adjustments (of a normal and recurring nature) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) filed with the Securities and Exchange Commission on March 8, 2006. Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

3. Recent Accounting Pronouncements

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. The Interpretation clarifies the accounting for uncertainty in income statements recognized in an enterprise’s financial statements in accordance with SFAS No, 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. Management is in the process of determining the effect of this proposal on its financial statements.

4. Acquisition of ComGlobal Systems, Incorporated

Analex acquired ComGlobal on April 1, 2005. The financial consideration for the acquisition of the ComGlobal business was $47 million in cash, with no assumption of debt. Analex funded the transaction with a combination of senior debt from Bank of America, N.A. in the amount of $22 million and through the sale and issuance of additional Series B Convertible Preferred Stock (“Series B-2”) in the amount of $25 million (see Note 11). Any remaining purchase price consideration to be recorded against goodwill is still preliminary, pending resolution of the Altus matter (see Note 15). The Agreement and Plan of Merger contains certain financial representations, secured by $8.0 million held in escrow, which is scheduled to be released to the former shareholders of ComGlobal, net of any indemnification obligations, starting in December 2006 and continuing through April 2010.

5. Sale of Property

In March 2006, the Company sold land and a building it owned in Upper Marlboro, Maryland for cash proceeds of $460,100. The Company recognized a gain of $13,200 on the sale. This property was the former corporate headquarters of the Company’s Beta Analytics Incorporated subsidiary.

6. Goodwill, Contract Rights And Other Intangible Assets

The Company has recorded goodwill of $78.7 million as of June 30, 2006 and $77.9 million as of December 31, 2005. The increase in goodwill is a result of a court ruling on June 2, 2006 that requires the Company to pay an additional finder’s fee of $830,000 related directly to the ComGlobal acquisition (see Note 15).

Goodwill must be reviewed at least annually for impairment. The Company has elected to perform this review annually during the fourth quarter of each calendar year. There have been no events or conditions during the quarter that the Company believes would result in an impairment of goodwill.

Identifiable intangible assets, which have finite useful lives, consist of contract rights and non-compete agreements. The following table provides the details of the net carrying amounts of these intangible assets:

	June 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Contract rights	$14,346,300	$(5,873,300)	$8,473,000	$14,346,300	$(4,245,800)	$10,100,500
Non-compete agreements	753,300	(588,400)	164,900	1,105,500	(801,200)	304,300

Total amortizable intangible assets	$15,099,600	$(6,461,700)	$8,637,900	$15,451,800	$(5,047,000)	$10,404,800

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

The Company recorded amortization expense associated with identifiable intangible assets of $852,500 and $1,766,900 for the three and six months ended June 30, 2006 compared to $989,100 and $1,479,100 for the three and six months ended June 30, 2005. During the six months ended June 30, 2006, certain of our non-compete agreements became fully amortized, therefore the gross carrying value of these non-compete agreements was reduced by approximately $352,200.

The following table provides the estimated amortization expense for the remainder of 2006 and each of the next five years ending December 31 based on the carrying amount of amortizable intangible assets existing as of June 30, 2006:

Year	Estimated Amortization Expense
July 1, to December 31, 2006	$1,681,200
2007	2,661,000
2008	2,004,200
2009	785,000
2010	597,500
2011	434,100

7. Debt

The Company has a $40 million revolving line of credit agreement with Bank of America, N.A. (“the Credit Facility”). The Credit Facility is subject to certain borrowing base and other requirements. As of June 30, 2006, the outstanding balance of the Credit Facility was $19.3 million and the interest rate was 8.35%. The credit facility has a maturity date of May 31, 2008.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of June 30, 2006, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of certain properties; incur additional indebtedness; pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions; create liens on assets; enter into certain leaseback transactions; make investments, loans or advances; engage in mergers or consolidations; and engage in certain transactions with affiliates. The Credit Facility is generally secured by the assets of the Company.

The Company also has outstanding an aggregate $10.0 million of Series A Convertible Notes issued on December 9, 2003 (see Note 11).

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income from continuing operations	$935,100	$487,100	$1,451,000	$1,106,900

Dividends on convertible preferred stock	(780,000)	(781,900)	(1,560,000)	(1,181,400)
Accretion of convertible preferred stock	(1,568,200)	(1,588,800)	(3,113,900)	(2,526,300)

Net loss from continuing operations	(1,413,100)	(1,883,600)	(3,222,900)	(2,600,800)
Income (loss) from discontinued operations, net of income taxes	8,500	(4,300)	(151,200)	65,600

Income on disposal of discontinued operations, net of income taxes	226,300	6,700	226,300	6,700

Net loss attributable to common shareholders	$(1,178,300)	$(1,881,200)	$(3,147,800)	$(2,528,500)

Weighted average shares outstanding	16,706,056	15,821,971	16,988,890	15,623,730
Warrants	—	—	—	—
Employee stock options	—	—	—	—

Diluted weighted average shares outstanding	16,706,056	15,821,971	16,988,890	15,623,730

Net (loss) income attributable to common shareholders per share
Continuing operations
Basic and diluted	$(0.08)	$(0.12)	$(0.19)	$(0.16)

Discontinued operations
Basic and diluted	$0.01	$0.00	$0.00	$0.00

Net loss attributable to common shareholders
Basic and diluted	$(0.07)	$(0.12)	$(0.19)	$(0.16)

Shares issuable upon the exercise or conversion of certain equity instruments have been excluded from the computation of diluted shares outstanding to the extent that their inclusion would be anti-dilutive. As of June 30, 2006, shares issuable upon conversion of such instruments are as follows:

Instrument	Common shares issuable upon conversion, exercise or vesting	Conversion or exercise price	Proceeds from conversion or exercise
Series A Convertible Preferred Stock	6,726,457	$2.23	$—
Series A Common Stock Warrants	1,345,291	3.28	4,412,556
Series A Convertible Notes	3,321,707	3.01	—
Series A Convertible Note Warrants	664,341	3.28	2,179,038
Series B-1 Convertible Preferred Stock	4,285,714	2.80	—
Series B-1 Common Stock Warrants	857,142	4.32	3,702,853
Series B-2 Convertible Preferred Stock	8,928,569	2.80	—
Series B-2 Common Stock Warrants	1,785,713	4.29	7,660,709
Warrants issued under 2000 financing agreement	32,500	$0.75	24,375
Options issued under Incentive Stock Option Plans	91,833	$0.69 - $1.99	101,523
Options issued under Incentive Stock Option Plans	1,148,413	$2.16 – $2.49	2,606,882
Options issued under Incentive Stock Option Plans	1,672,500	$2.79-$4.49	5,911,175
Unvested restricted stock awards	150,000	—	—
Stock-Only Stock Appreciation Rights issued under Long-Term Incentive Plan	860,000	—	—

Total	31,870,180		$26,599,111

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

As of June 30, 2005, shares issuable upon conversion of such instruments were as follows:

Instrument	Common shares issuable upon conversion	Exercise price	Proceeds from conversion
Series A Convertible Preferred Stock	6,726,457	$2.23	$—
Series A Common Stock Warrants	1,345,291	$3.28	4,412,554
Series A Convertible Notes	3,321,707	$3.01	—
Series A Convertible Note Warrants	664,341	$3.28	2,179,038
Series B-1 Convertible Preferred Stock	4,285,714	$2.80	—
Series B-1 Common Stock Warrants	857,142	$4.32	3,702,853
Series B-2 Convertible Preferred Stock	8,928,569	$2.80	—
Series B-2 Common Stock Warrants	1,785,713	$4.29	7,660,709
Warrants issued under 2000 financing agreement	32,500	$0.75	24,375
Options issued under Incentive Stock Option Plans	996,358	$ 0.50 -$1.99	1,327,836
Options issued under Incentive Stock Option Plans	1,248,413	$ 2.20 -$2.49	2,848,882
Options issued under Incentive Stock Option Plans	1,609,166	$ 2.54 -$4.49	5,815,406

Total	31,801,371		$27,971,653

9. Stock-based compensation

In May 2002, shareholders approved the Analex Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”). The 2002 Stock Option Plan provided for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options to purchase an aggregate of up to 3,000,000 shares of Common Stock. The 2002 Stock Option Plan permits the grant of options to key employees, consultants and directors of the Company. The exercise price of the incentive stock options is required to be at least equal to 100% of the fair market value of the Company’s Common Stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company’s common stock on the date of grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% shareholder). The vesting for each option holder is set forth in the individual option agreements and is generally a three-year period. The 2002 Stock Option Plan honors all of the stock options outstanding under the Company’s 2000 and 1994 Stock Option Plans, as amended (the “Plan”).

On May 18, 2006, shareholders of the Company approved the adoption of the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of stock based incentive awards, including incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights (“SOSAR”) and other long-term incentive awards to employees, directors and consultants. The aggregate number of shares of Common Stock that may be subject to award under the 2006 Plan, subject to adjustment upon a change in capitalization, is 3,000,000 shares.

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

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. Such benefits were not material for the three or six months ended June 30, 2006 or 2005, respectively.

As a result of adopting SFAS No. 123(R), the Company recorded $63,700 and $166,500 of stock-based compensation expense, or approximately $49,100 and $131,100 after-tax for the three and six months ended June 30, 2006. Stock-based compensation expense reduced both basic and diluted earnings per share by $0.00 and $0.01 per share the three months and six months ended June 30, 2006.

Stock-Based Compensation Activity

During the three months ended June 30, 2006, the Company granted an aggregate 825,000 SOSARs to certain employees. The SOSARs were issued at an exercise price of $2.17 per share, the fair value of the Company’s common stock on the date of grant. The Black-Scholes option pricing model weighted-average value for the SOSARs was $1.47 per share. The SOSARs vest 25% per year over a 4 year period from the grant date and expire ten years from the grant date.

During the three months ended March 31, 2006, the Company granted 35,000 SOSARs to certain members of the Company’s Board or Directors. The SOSARs were issued at an exercise price of $2.86 per share, the fair value of the Company’s common stock on the date of grant. The Black-Scholes option pricing model weighted-average value for the SOSARs was $1.84 per share. The SOSARs are 100 percent vested and expire ten years from the grant date. The Company recorded approximately $65,000 of stock-based compensation expense associated with these SOSAR grants.

During the three months ended March 31, 2006, the Company also exchanged 875,725 nonqualified stock options for an equal number of SOSARs. The 875,725 SOSARs were issued on the same terms as the original options grant and were immediately exercised.

The table below summarizes stock option and SOSAR activity for the six months ended June 30, 2006:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Options outstanding, January 1, 2006	3,802,800	$2.59		5.00
Options and SOSARs granted	860,000	2.19
Options and SOSARs exercised	(885,725)	1.37
Options cancelled and expired	(4,300)	1.42

Options and SOSARs outstanding, June 30, 2006	3,772,775	$2.91	$474,492	6.86

Exercisable at June 30, 2006	2,947,746	$2.96	$276,492

Shares reserved for equity awards at June 30, 2006	2,287,252

Fair Value Determination

To determine the fair value of each option or SOSAR grant, the Company has elected to continue to use both the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant.

The Black-Scholes model uses the assumptions noted in the table below to compute a fair value of each option or SOSAR grant. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected term was calculated based upon the simplified method for estimating expected terms as allowed under SEC Staff Accounting Bulletin (“SAB”) No. 107. The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield available on a U.S. Treasury note with a term similar to the expected term of the underlying grants. The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends on its common stock in the past nor does it expect to pay dividends in the future.

The table below summarizes the Black-Scholes option pricing model fair value assumptions used for stock option and SOSAR awards during the six month period ended June 30, 2006:

Six Months Ended June 30, 2006
Weighted average exercise price	$2.20
Range of expected volatilities	70-75%
Range of expected terms (in years)	5-6.25
Range of risk free interest rates	4.5 – 4.9%
Expected dividend yield	0.00%

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Pro Forma Disclosures

Under the modified prospective method, results for the three and six months ended June 30, 2005 were not restated to include stock-based compensation expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based compensation for the three and six months ended June 30, 2005 are presented below.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss attributable to common shareholders, as reported	$(1,881,200)	$(2,528,500)
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	125,000	624,000

Pro forma net loss attributable to common shareholders	$(2,006,200)	$(3,152,500)

Loss per share:
Basic and diluted, as reported	$(0.12)	$(0.16)

Basic and diluted, pro forma	$(0.13)	$(0.20)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following assumptions were used for grants prior to January 1, 2006: dividend yield of 0%; expected volatility of 40 to 76%; expected life of the option term of 5 years; and risk-free interest rate of 2.25% to 5.85%.

Restricted Stock Awards

The Company awarded 150,000 shares of restricted common stock to three members of the Company’s senior management team as an inducement for their continued employment. The restricted stock will vest at the rate of 25 percent per year over 4 years starting on the employee’s first day of employment. As of June 30, 2006, none of the 150,000 shares of restricted stock has either become vested or forfeited.

The Company’s stock-based compensation expense related to the restricted stock award was based on closing price of the Company’s common stock on the grant date, which was $2.80 per share. The Company recorded approximately $27,000 and $56,000 of stock-based compensation expense associated with these transactions for the three and six months ended June 30, 2006, respectively. There was approximately $364,000 of unrecognized compensation cost related to the nonvested shares of restricted stock as of June 30, 2006. These costs are scheduled to be fully amortized by December 2009.

Employee stock purchase plan

In May 2005, shareholders approved the Analex Corporation Amended and Restated Employee Stock Purchase Plan (the “ESPP Plan”). The number of shares currently reserved for issuance under the Plan is 1,050,000. The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended. The Plan is non-compensatory as defined by SFAS 123(R). Under the terms of the Plan, individual employees may pay up to $25,000 per calendar year for the purchase of the Company’s common shares, at 95% of the market price. During the three and six months ended June 30, 2006, employees paid $95,500 and $201,100 into this plan. During the three and six months ended June 30, 2005, the employees paid $94,600 and $198,000 into this plan, respectively.

10. Concentration of Business

Almost all of the Company’s revenue is derived either directly from the U.S. government as a prime contractor or indirectly as a subcontractor to other government prime contractors. Approximately 72% of the Company’s 2006 year-to-date revenue has been derived from various Department of Defense and intelligence agencies. Approximately 28% of the Company’s 2006 year-to-date revenue has been derived, directly or indirectly, from NASA.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

11. Convertible Preferred Stock and Convertible Notes

Series A Convertible Preferred Stock and Convertible Notes

In December 2003, the Company sold and issued for $15.0 million, 6,726,457 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,345,291 Common Stock Warrants. The Series A Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for the Series A Preferred Stock was $0.2 million and $0.4 million for the three and six months ended for both June 30, 2006 and 2005, respectively.

Upon issuance of the Series A Preferred Stock, the Company allocated relative fair value of approximately $3.9 million to the Common Stock Warrants and recorded a beneficial conversion charge related to the Series A Preferred Stock of approximately $11.1 million. These amounts are being recorded as accretion of Series A Preferred Stock through the earliest redemption date of December 9, 2007. For the three and six months ended for both June 30, 2006 and 2005, the Company recorded $0.9 million and $1.8 million of accretion related to these charges, respectively. The unamortized discount as of June 30, 2006 and 2005 was $5.4 million and $9.1 million respectively.

In December 2003, the Company also sold and issued, in aggregate, $10,000,000 principal amount of Series A Secured Subordinated Convertible Promissory Notes (Series A Convertible Notes”). The Series A Convertible Notes bear interest at 7.0% annual rate, and are convertible into 3,321,707 shares of common stock and 664,341 Common Stock Warrants.

Upon issuance of the Series A Convertible Notes, the Company allocated relative fair value of approximately $1.9 million to the Series A Convertible Note Warrants and recorded a beneficial conversion charge related to the Series A Convertible Notes of approximately $5.3 million. The discount created by these charges will be amortized to interest expense over the life of the Series A Convertible Notes which will mature on December 9, 2007. For the three and six months ended June 30, 2006, the Company recognized $0.5 million and $1.0 million of amortization of that discount, respectively. For the three and six months ended June 30, 2005, the Company recognized $0.4 million of amortization of that discount. The unamortized discount as of June 30, 2006 and 2005 was $2.6 million and $4.4 million respectively

Series B-1 and B-2 Convertible Preferred Stock

In May 2004, the Company sold and issued in aggregate $12.0 million principal amount of convertible secured subordinated promissory notes (“Series B-1 Notes”) and 857,142 Common Stock Warrants (the “Series B-1 Common Stock Warrants”). In September 2004, the Series B-1 Notes were converted into 3,428,571 shares of Series B Convertible Preferred Stock (“Series B-1 Preferred Stock.

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

Upon issuance of the Series B-2 Preferred Stock, the Company allocated relative fair value of $2.4 million to the Common Stock Warrants and recorded a beneficial conversion charge related to the Series B-2 Preferred Stock of $8.0 million. These amounts are being recorded as accretion of Series B-2 Preferred Stock through the earliest redemption date of September 15, 2008. For the three and six months ended June 30, 2006, the Company recorded $0.6 million and $1.2 million of accretion related to these charges. For the three and six months ended June 30, 2005, the Company recognized $0.4 million of accretion related to these charges. The unamortized discount as of June 30, 2006 and 2005 was $7.3 million and $9.8 million, respectively.

All Series B Convertible Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for the Series B Convertible Preferred Stock for the three and six months ended June 30, 2006 was $0.6 million and $1.2 million, respectively and $0.2 million and $0.4 million for the same periods in 2005.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Summary of Convertible Instruments

The table below provides the face value and carrying value of the convertible preferred stock as of June 30, 2006 and December 31, 2005 and the remaining periods of amortization associated with each as of June 30, 2006:

	Face Value	June 30, 2006		December 31, 2005		Remaining Periods of Amortization
		Carrying Value	Remaining Amount to be Accreted	Carrying Value	Remaining Amount to be Accreted
Series A Preferred Stock	$15,000,000	$9,611,300	$5,388,700	$7,736,300	$7,263,700	1.50 years
Series B-1 Preferred Stock	$12,000,000	$12,000,000	$—	$12,000,000	$—	—
Series B-2 Preferred Stock	$25,000,000	$17,732,200	$7,267,800	$16,493,300	$8,506,700	2.25 years

The table below provides the face value and carrying value of the Series A convertible debt as of June 30, 2006 and December 31, 2005 and the remaining period of amortization as of June 30, 2006:

	Face Value	June 30, 2006		December 31, 2005		Remaining Period of Amortization
		Carrying Value	Remaining Amount to be Accreted	Carrying Value	Remaining Amount to be Accreted
Series A Convertible Notes	$10,000,000	$7,401,700	$2,598,300	$6,497,700	$3,502,300	1.50 years

12. Commitments and Contingencies

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s Common Stock to the shareholders representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which the Company guarantees for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares are sold within such period and if certain other conditions are satisfied. As of June 30, 2006, the maximum amount payable under the terms of the guaranteed shares was $1,628,600. As the fair market value of the Company’s Common Stock was in excess of the guaranteed share prices as of June 30, 2006, no amounts were accrued under the guarantee.

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

In February 2006, the Company entered into a lease agreement, considered an operating lease, with a property management company to lease approximately 7,000 square feet of office space to be used as the Company’s Chantilly regional office. The lease commenced on February 1, 2006 and the initial term of the lease is five years with one optional renewal period of five years. The Company took occupancy of the new facility in April 2006. Future minimum lease payments over the five-year lease term will be approximately $0.9 million.

13. Segment Reporting

Although Analex is organized into two strategic business units, the Company considers each of its government contracting units to have similar economic characteristics, provided similar types of services, and has a similar customer base. Accordingly, the Company aggregates the operations of all of its government contracting units into one reportable segment consisting of two strategic business units: the Homeland Security Group and the Systems Engineering Group. Both Homeland Security Group and Systems Engineering Group provide engineering, information technology, security, intelligence support or technical services to federal government agencies or major defense contractors.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

14. Discontinued Operations

During the quarter ended March 31, 2006, the Company concluded that SyCom did not fit with the Company’s long-term strategic plan and disposed this subsidiary on April 1, 2006. SyCom provided staff augmentation services principally to a single customer and had 32 employees. SyCom’s results of operations are presented as a discontinued operation for all periods presented herein. The Company recorded a gain of $226,300 related to the sale of the SyCom subsidiary.

Operating results of the discontinued businesses, excluding the related disposal activity, for the three and six months ended June 30, 2006 and 2005 respectively are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$—	$1,600,100	$892,500	$3,458,200
(Loss) income from discontinued operations	31,200	(16,000)	(243,800)	61,700
Income tax benefit (expense)	(11,900)	11,600	92,600	(25,700)
(Loss) income from discontinued operations, net of tax	$19,300	$(4,400)	$(151,200)	$36,000

Tax rates vary between discontinued operations and the Company’s effective tax rate due to the non-deductibility of certain non-cash amortization expenses for tax purposes.

15. Litigation and Claims

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. The Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1.0 million to Swales in July 2004. Included in the $1.0 million settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and the Company received payment. Legal fees are expected to be approximately $325,000. The Company has received an opinion from legal counsel that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, the Company established a receivable of approximately $1.0 million related to the expected reimbursement of these costs. In May 2005, the Company received oral customer feedback that the costs were allowable and allocable to the contract, but the reasonableness of these costs still needed to be assessed by NASA. Based on the opinion of legal counsel and management’s assessment of relevant facts, the Company believed and continues to believe that the costs incurred are allowable, allocable and reasonable. During the quarter ended December 31, 2005, the Company met with NASA procurement personnel who indicated to the Company prior NASA communications with respect to allowability and allocability should not be relied upon. While the Company continues to believe that the full $1.0 million is allowable, allocable and reasonable, and therefore should be recoverable under the ELVIS contract with NASA, the Company had concluded a reserve of $500,000 was appropriate and was therefore recorded as of December 31, 2005. The Company intends to continue to use all reasonable efforts to recover the full amount of its costs from NASA.

On April 29, 2005 Analex was served with a compliant filed by H&K Strategic Business Solutions, LLC, now known as Altus Associates (“Altus”), in Virginia Circuit Court alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004, that was later terminated by the Company on February 14, 2005. Under the complaint, Altus sought damages of $830,000, related to a finder’s fee in connection with Analex’ acquisition of ComGlobal in April 2005, together with legal fees and expenses. The Company filed a counter-claim against Altus seeking

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

reimbursement of prior retainer payments made to Altus of approximately $110,000, plus certain legal fees. This matter was tried in March 2006 in Fairfax County Circuit Court. On June 2, 2006, the Fairfax County Circuit Court issued its decision and ruled that Altus is entitled to a fee of $830,000, plus interest at an annual rate of 6 percent, together with legal fees and expenses. The Company and its counsel continue to believe that the Altus claim is without merit and the Company has filed an appeal to the Virginia Supreme Court. For the quarter ended June 30, 2006, the Company recorded a liability for each element of the judgment. The finder’s fee of $830,000 represents an additional direct cost of the ComGlobal acquisition and increased the goodwill recorded in connection with that transaction. Approximately $60,000 of interest expense, representing interest on the finder’s fee at 6 percent for the period April 1, 2005 through June 30, 2006, and approximately $200,000 of legal expenses for Altus’s attorney’s fees were accrued during the quarter ended June 30, 2006. In the event the Company’s appeal is unsuccessful, thus requiring the Company to make total cash payments of approximately $1.1 million to Altus, management believes this amount can be paid without materially impacting the Company’s liquidity or cash flows.

16. Subsequent Events

In August 2006, the Company consolidated two facilities and executed a sublease agreement for the Company’s remaining lease term of one of these previously utilized facilities. The Company will record a loss of approximately $230,000 during the three months ended September 30, 2006 primarily related to the shortfall of the cash receipts under the sublease agreement in relation to the amounts due under the original lease agreement for the remaining 39 month term of the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain matters contained in the following discussion and analysis concerning our operations, cash flows, financial position, economic performance, plans, trends, strategies and financial condition, including in particular, the likelihood of our success in growing our business through acquisitions or otherwise, the realization of sales from backlog, and the sufficiency of capital to meet our working capital needs, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are not guarantees of future performance and subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we may not be able to predict accurately or control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, and as a result of many factors, including, but not limited to the following:

•	our dependence on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and NASA, for substantially all of our revenue;

•	our dependence on four material contracts each of which accounted for a significant percentage of our revenue and operating income for the three and six months ended June 30, 2006;

•	the business risks specific to the defense industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our ability to accurately estimate our backlog;

•	our ability to maintain strong relationships with other contractors;

•	our ability to recruit and retain qualified skilled employees who have the required security clearance;

•	economic conditions, competitive environment, and timing of awards and contracts;

•	our ability to identify future acquisition candidates and to realize the expected benefits of the acquisition;

•	our ability to raise additional capital to fund acquisitions;

•	our substantial debt and the restrictions imposed on us by certain debt and other financing agreements; and

•	our ability to control indirect costs, particularly costs related to funding our self-insured health plan.

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

We provide our services through one reportable segment, comprised of two strategic business units, our Homeland Security Group (“HSG”) and our Systems Engineering Group (“SEG”). HSG represented approximately 72% and 65% of our revenue for the six months ended June 30, 2006 and 2005, respectively. HSG provides information technology services, aerospace engineering services and security and intelligence support services to the agencies within the intelligence community such as the National Reconnaissance Office (“NRO”), the Missile Defense Agency (“MDA”) and the National Security Agency (“NSA”). HSG also provides services to the DoD, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman. We expect that HSG will continue to benefit from the country’s shifting current priorities in national defense and homeland security and emphasis on enhanced intelligence capabilities.

SEG represented approximately 28% and 35% of our revenue for the six months ended June 30, 2006 and 2005, respectively. SEG provides aerospace engineering services and information technology services, including program management support, primarily to NASA and major aerospace contractors in support of the development of space-based systems. SEG also supports the operation of terrestrial assets and the launch of unmanned rockets by NASA under our Expendable Launch Vehicle Integrated Support (“ELVIS”) contract. Specific capabilities of SEG include expendable launch vehicle engineering, space systems development, and ground support for space operations.

Our principal customer is the U.S. government. Revenue generated from contracts to federal government agencies and their prime contractors represented more than 99% of our total revenue for the six months ended June 30, 2006 and 2005, respectively. Our principal U.S. government customer is the DoD, which, directly or through its prime contractors, accounted for approximately 72% and 65% of our revenue for the six months ended June 30, 2006 and 2005, respectively. NASA is also a significant customer, generating 28% and 35% of our revenue for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 approximately 37% of our revenue and 83% of our operating income was earned under three prime contracts with agencies within the DoD. For the six months ended June 30, 2006 one of these three DoD contracts represented approximately 11% of our revenue and 40% of our operating. For the six months ended June 30, 2006 approximately 19% of our revenue and 17% of our operating income came from one prime contract with NASA. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.

On April 1, 2005, we acquired ComGlobal Systems, Incorporated (“ComGlobal”). ComGlobal, a software engineering and information technology firm, specializes in C4I programs for the military. Its largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. ComGlobal is now a wholly-owned subsidiary of ours and is reported as a part of our Homeland Security Group.

During the first fiscal quarter of 2006, we concluded that our wholly-owned subsidiary, SyCom Systems, Inc. (“SyCom”), did not fit with our long-term strategic plan and decided to divest SyCom. SyCom provided staff augmentation services principally to a single customer and had 32 employees. We disposed of SyCom on April 1, 2006. Therefore, the results of operations of SyCom are reported as discontinued operations, net of applicable income taxes, for all periods presented. Historically, we reported SyCom as a component of our Homeland Security Group.

We generate a majority of our revenue as a prime contractor to the federal government. Our objective is to focus on retaining and increasing the percentage of our business as a prime contractor because we believe it provides us with stronger client relationships. The following table summarizes our revenue as a prime contractor and as a subcontractor as a percentage of our total revenue for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Prime contract revenue	81%	73%	81%	75%
Subcontract revenue	19	27	19	25

Total revenue	100%	100%	100%	100%

All of our U.S. government contracts are subject to audit and various cost controls, and include standard provisions for termination at any time at the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funding for contract performance for any subsequent year becomes unavailable.

Future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the level of our backlog. The following table summarizes our contract backlog as of June 30 (in millions):

	June 30, 2006	June 30, 2005
Funded backlog	$75.0	$64.0
Unfunded contract value	257.0	288.0

Total estimated backlog	$332.0	$352.0

We currently expect to recognize revenue during the remainder of fiscal 2006 of approximately 22% from our total backlog as of June 30, 2006. Subsequent to June 30, 2006, we have been notified of new contract awards that should increase our backlog by approximately $120 million, to approximately $450 million, once we complete the negotiations related to these new contracts. One of these new awards is a $64.9 million contract for security and intelligence directorate support services for the Defense Advanced Research Project Agency (the “DARPA Contract”). Analex commenced performance under the DARPA Contract on July 27, 2006. Two of the unsuccessful offerors in this solicitation have now protested the DARPA Contract award to the Government Accountability Office (“GAO”). GAO protest regulations call for an automatic stay of contract performance in the event of protest. However, as also permitted by statute, DARPA issued an override of the automatic stay due to compelling and urgent circumstances requiring performance of the contract. We were informed that one of the unsuccessful offerors who is protesting has also filed a lawsuit with the Court of Federal Claims challenging DARPA’s override. The GAO decisions regarding the two protests are due in early November 2006.

Contract profit margins are generally affected by the type of contracts we have. We can typically earn higher profits on fixed-price and time-and-material contracts than cost-plus-fee contracts. Thus, an important part of growing our operating income is to increase the amount of services successfully delivered under fixed-price and time and material contracts The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Cost-plus-fees	42%	46%	42%	40%
Time-and-materials	32	29	32	32
Fixed price	26	25	26	28

Total	100%	100%	100%	100%

While our government clients typically determine what type of contract will be awarded to us, where we have the opportunity to influence the type of contract awarded, we will pursue time-and-material and fixed-price contracts for the reasons discussed above.

[Remainder of Page Left Blank Intentionally]

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

Three Months Ended	June 30, 2006	% of Revenue	June 30, 2005	% of Revenue	% Change
Revenue	$37,907,100		$36,548,500		3.7%
Operating costs and expenses
Cost of revenue	30,476,700	80.4%	29,149,500	79.8%	4.6%
Selling, general and administrative	3,874,900	10.2%	3,433,700	9.4%	12.8%
Amortization of intangible assets	852,500	2.2%	989,100	2.7%	(13.8)%
Depreciation	237,400	0.6%	194,400	0.5%	22.1%

Total operating costs and expenses	35,441,500	93.5%	33,766,700	92.4%	5.0%
Operating income	2,465,600	6.5%	2,781,800	7.6%	(11.4)%
Interest expense, net	(1,145,700)	(3.0)%	(996,200)	(2.7)%	15.0%

Income from continuing operations before income taxes	1,319,900	3.5%	1,785,600	4.9%	(26.1)%
Provision for income taxes	384,800	1.0%	1,298,500	3.6%	(70.4)%
Income from continuing operations	935,100	2.5%	487,100	1.3%	92.0%
Income (loss) from discontinued operations, net of tax	8,500	0.0%	(4,300)	(0.0)%	(297.7)%
Income on disposal of discontinued operations, net of income taxes	226,300	0.6%	6,700	0.0%	3277.6%

Net income	1,169,900	3.1%	489,500	1.3%	139.0%

Dividends on convertible preferred stock	780,000	2.1%	781,900	2.1%	(0.2)%
Accretion of convertible preferred stock	1,568,200	4.1%	1,588,800	4.3%	(1.3)%

Net loss attributable to common shareholders	(1,178,300)	(3.1)%	$(1,881,200)	(5.1)%	(37.4)%

Six Months Ended	June 30, 2006	% of Revenue	June 30, 2005	% of Revenue	% Change
Revenue	$73,438,300		$63,128,600		16.3%
Operating costs and expenses
Cost of revenue	59,513,300	81.0%	50,754,200	80.4%	17.3%
Selling, general and administrative	6,896,800	9.4%	5,870,400	9.3%	17.5%
Amortization of intangible assets	1,766,900	2.4%	1,479,100	2.3%	19.5%
Depreciation	484,100	0.7%	273,800	0.4%	76.8%

Total operating costs and expenses	68,661,100	93.5%	58,377,500	92.5%	17.6%
Operating income	4,777,200	6.5%	4,751,100	7.5%	0.5%
Interest expense, net	(2,332,300)	(3.2)%	(1,759,200)	(2.8)%	32.6%

Income from continuing operations before income taxes	2,444,900	3.3%	2,991,900	4.7%	(18.3)%
Provision for income taxes	993,900	1.4%	1,885,000	3.0%	(47.3)%
Income from continuing operations	1,451,000	2.0%	1,106,900	1.8%	31.1%
Income (loss) from discontinued operations, net of tax	(151,200)	(0.2)%	65,600	0.1%	(330.5)%
Income on disposal of discontinued operations, net of income taxes	226,300	0.3%	6,700	0.0%	3277.6%

Net income	1,526,100	2.1%	1,179,200	1.9%	29.4%

Dividends on convertible preferred stock	1,560,000	2.1%	1,181,400	1.9%	32.0%
Accretion of convertible preferred stock	3,113,900	4.2%	2,526,300	4.0%	23.3%

Net loss attributable to common shareholders	(3,147,800)	(4.3)%	$(2,528,500)	(4.0)%	24.5%

Revenue

The Homeland Security Group (“HSG”) provided $27.0 million, or 71%, of our revenue for the three months ended June 30, 2006 and $52.7 million, or 72%, of our revenue for the six months ended June 30, 2006. This represented a 6.1% and 28.4% increase in HSG revenue from the three and six months ended June 30, 2005. HSG organic revenue growth was approximately 6.1% and 7.2% for the three and six months ended June 30, 2006, respectively. Contributing to this increase were the effects of our acquisition of ComGlobal in April 2005 and increased technology asset protection solutions we provided to certain agencies, including MDA and the Counterintelligence Field Activity (“CIFA”). In addition, we provided increased independent verification and validation services in support of launches of expendable launch vehicles by the United States Air Force and NRO.

Our Systems Engineering Group (“SEG”) provided $10.9 million, or 29%, of our revenue for the three months ended June 30, 2006 and $20.7 million, or 28%, of our revenue for the six months ended June 30, 2006. SEG revenue decreased approximately 1.7% and 6.1% for the three and six months ended June 30, 2006, respectively compared to same periods in the prior year. This decrease is attributable to the continuing planned step-down of our Microgravity Research and Development Research Development and Operations subcontract (“MRDOC”).

Cost of Revenue

Cost of revenue for the three months ended June 30, 2006 was $30.5 million, an increase of $1.3 million, or 4.6%, from the same period in the prior year. Cost of revenue for the six months ended June 30, 2006 was $59.5 million, an increase of $8.8million, or 17.3%, from the same period in the prior year. Cost of revenue, as a percentage of revenue for the three months ended June 30, 2006 was 80.4%, compared to 79.8% for the same period in the prior year. Cost of revenue, as a percentage of revenue for the six months ended June 30, 2006 was 81.0%, compared to 80.4% for the same period in the prior year. The increases in cost of revenue as a percentage of revenue are primarily the result of higher health insurance costs in 2006 compared to 2005.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the three months ended June 30, 2006 was $3.9 million, an increase of $ 0.4million, or 12.8%, from the same period in the prior year. SG&A expense for the six months ended June 30, 2006 was $6.9 million, an increase of $1.0 million, or 17.5%, from the same period in the prior year. SG&A, as a percentage of revenue was 10.2% and 9.4% for the three and six months ended June 30, 2006 compared to 9.4% and 9.3% for the same periods in the prior year. The increases in SG&A as a percentage of revenue were primarily due to increased expenses related to marketing and business development activities, plus legal expenses of $200,000 recorded in connection with the Altus Associates judgment (see Note 15)

Depreciation Expense and Amortization of Intangible Assets

Depreciation expense and intangible amortization expense for the three and six months ended June 30, 2006 was $1.1 million and $2.3 million, respectively. This was a decrease of $0.1 million and an increase of $0.5 million when compared to the same periods in 2005. The six month increase resulted primarily from the fixed assets and identifiable intangible assets we acquired in connection with the ComGlobal acquisition in April 2005.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA, as defined below, for the three months ended June 30, 2006 was $3.6 million after adding depreciation of $0.2 million and amortization of $0.9 million to operating income of $2.5 million. This was a decrease of $0.4 million, or 10.3% from the same period in the prior year. This decrease is primarily a result of the legal fees we accrued in relation to the Altus judgment (see Note 15) and our increased investment in marketing and business development as discussed in the SG&A section above.

EBITDA for the six months ended June 30, 2006 was $7.0 million after adding depreciation of $0.5 million and amortization of $1.8 million to operating income of $4.8 million. This was an increase of $0.5 million, or .8.1% from the same period in the prior year. For the six months ended June 30, 2006, EBITDA, as a percentage of revenue was and 9.6% compared to10.3% for the same period in the prior year. The decline in EBITDA margin for the six months ended June 30, 2006 is attributable to the one-time legal fees accrued as described above and our increased investment in marketing and business development.

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

EBITDA is a widely used measure of operating performance. It is presented as supplemental information that we believe is useful to investors in evaluating our results because it excludes certain non-cash expenses that are not directly related to our core operating performance. EBITDA is calculated by adding net interest expense, income taxes, discontinued operations, depreciation and amortization to net income. EBITDA should not be considered as a substitute either for net income, as an indicator of our operating performance, or for cash flow, as measures of our liquidity. In addition, because not all companies calculate EBITDA identically, our presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

Interest Expense

Interest expense for the three months ended June 30, 2006 was $1.1 million, an increase of $0.1 million, or 15.0%, from the same period in the prior year. Interest expense for the six months ended June 30, 2006 was $2.3 million, an increase of $0.6 million, or 32.6%, from the same period in the prior year. Interest expense has increased for the three months ended June 30, 2006 due to the $60,000 of interest we accrued in relation to the Altus judgment (see Note 15). Interest expense increased for the six month period due to the increased borrowings on our revolving line of credit in April 2005 to fund a portion of the ComGlobal purchase price.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2006 was $0.4 million, a decrease of $0.9 million, or 70.4%, from the same period in the prior year. The provision for income taxes for the six months ended June 30, 2006 was $1.0 million, a decrease of $.9 million, or 47.3%, from the same period in the prior year. These decreases result primarily from a reduction in our effective state tax rate and the cumulative effect of applying this lower rate to our deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to pay the interest on our credit facility, to make quarterly dividend payments on our convertible preferred stock and to make selective strategic acquisitions.

Cash Flow

For the six months ended June 30, 2006, net cash provided by operating activities was $7.1 million, compared to $7.5 million for the same period in the prior year. This decrease in cash flow from operations was primarily the result of an increase in accounts receivable days sales outstanding to 72 days, from approximately 60 days for the first six months of 2005. We bill most of our clients the month after services have been rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We use Days Sales Outstanding, or DSO, to measure how efficiently we manage the billing and collection of our accounts receivable.

Cash provided by investing activities was $0.2 million for the six months ended June 30, 2006, compared to $45.6 million used in investing activities for the same period in the prior year. Our investing cash flow activity is affected primarily by our purchase of property and equipment. We acquired approximately $0.3 million of property and equipment during the six months ended June 30, 2006. This was offset by approximately $0.5 million we received associated with the sale of property held for sale and $0.1 million proceeds we received from the sale of SyCom. During the six months ended June 30, 2005, we used $45.4 million to acquire ComGlobal.

Cash used in financing activities was $9.8 million for the six months ended June 30, 2006, compared to $40.2 million of cash provided by financing activities for the same period in the prior year. We used a combination of $25 million of preferred stock and $22 million of senior bank debt to complete the acquisition of ComGlobal in April 2005. During the first six months of 2006, we have repaid $8.3 million of our revolving line of credit.

Credit Facility and Borrowing Capacity

We have a long-standing relationship with Bank of America, N.A. (“the Bank”). Part of our relationship with the Bank includes a $40.0 million revolving line of credit (“the Credit Facility”) used for senior acquisition financing and working capital requirements. The Credit Facility has a maturity date of May 31, 2008. Interest on the Credit Facility is at the LIBOR Rate plus an applicable margin as specified in the agreement. As of June 30, 2006, the outstanding balance of the Credit Facility was $19.3 million. The interest rate at June 30, 2006 was 8.35%. Borrowing availability under our Credit Facility, which at June 30, 2006 was determined in relation to our outstanding accounts receivable balance, continues to be sufficient to fund normal operations. Available borrowing capacity on our Credit Facility at June 30, 2006 was approximately $3.8 million. We are currently in the process of amending and restating the Credit Facility to eliminate the accounts receivable borrowing base limitations. We expect borrowing availability under the amended Credit Facility to be determined based on earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, and that a minimum available borrowing capacity of $30 million would be available under the Credit Facility.

As of June 30, 2006, the Credit Facility was subject to a borrowing base determined based on our outstanding accounts receivable balance and certain financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of June 30, 2006 we were in compliance with these covenants. The Credit Facility also restricts our ability to dispose of properties, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into certain leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. All assets of our business generally secure the Credit Facility.

Guarantees and Commitments

Pursuant to the November 2, 2001 acquisition of the former Analex, we issued 3,572,143 shares of our Common Stock to the shareholders of the former Analex representing all of the outstanding equity of Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares are subject to a provision by which we guarantee for a five-year period to reimburse the Sellers the difference between the price at which they sell such shares and a guaranteed sales price. As of June 30, 2006, the maximum amount payable under the terms of the guaranteed shares was approximately $1.6 million. As the fair market value of our Common Stock was in excess of the guaranteed share prices as of June 30, 2006, we did not accrue any amounts under the guarantee.

On November 2, 2001, we issued promissory notes to certain Analex Sellers totaling approximately $0.8 million with a five-year term, bearing interest at 6%. As of June 30, 2006, the outstanding balance of the promissory notes was approximately $44,000. We also entered into non-competition agreements with former employees totaling $0.4 million, on a discounted basis, payable over various periods with a current balance of approximately $34,000 at June 30, 2006.

In February 2006, we entered into a lease agreement for approximately 7,000 square feet to be used as our new Chantilly, Virginia regional office. The lease commenced on February 1, 2006 and has a term of five years with one optional renewal period of five years. Future minimum lease payments over the five-year lease term will be approximately $0.9 million.

Stock Repurchase Program

On June 15, 2006, our Board of Directors approved a stock repurchase program which authorized the use of $1.0 million of our capital to purchase shares of our outstanding common stock from time to time in the open market or through negotiated transactions, depending on market conditions, share price and other factors. As of June 30, 2006, no shares of common stock were repurchased by the Company under this stock repurchase program.

Under the repurchase program, purchases will be funded from available working capital and the repurchased shares may be retired, held in treasury or used for ongoing stock issuances such as issuances under employee stock plans.

NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. The Interpretation clarifies the accounting for uncertainty in income statements recognized in an enterprise’s financial statements in accordance with SFAS No, 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. Management is in the process of determining the effect of this proposal on its financial statements.

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

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. We did not consider such benefits material for the three or six months ended June 30, 2006 or 2005, respectively.

As a result of adopting SFAS No. 123(R), we recorded approximately $64,000 and $167,000 of stock-based compensation expense, or approximately $49,000 and $131,000 after-tax for the three and six months ended June 30, 2006. This stock-based compensation expense reduced both basic and diluted earnings per share by $0.00 and $0.01 per share for the three and six months ended June 30, 2006.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2006, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. The Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1.0 million to Swales in July 2004. Included in the $1.0 million settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and the Company received payment. Legal fees are expected to be approximately $325,000. The Company has received an opinion from legal counsel that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, the Company established a receivable of approximately $1.0 million related to the expected reimbursement of these costs. In May 2005, the Company received oral customer feedback that the costs were allowable and allocable to the contract, but the reasonableness of these costs still needed to be assessed by NASA. Based on the opinion of legal counsel and management’s assessment of relevant facts, the Company believed and continues to believe that the costs incurred are allowable, allocable and reasonable. During the quarter ended December 31, 2005, the Company met with NASA procurement personnel who indicated to the Company prior NASA communications with respect to allowability and allocability should not be relied upon. While the Company continues to believe that the full $1.0 million is allowable, allocable and reasonable, and therefore should be recoverable under the ELVIS contract with NASA, the Company had concluded a reserve of $500,000 was appropriate and was therefore recorded as of December 31, 2005. The Company intends to continue to use all reasonable efforts to recover the full amount of its costs from NASA.

On April 29, 2005 Analex was served with a compliant filed by H&K Strategic Business Solutions, LLC, now known as Altus Associates (“Altus”), in Virginia Circuit Court alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004, that was later terminated by the Company on February 14, 2005. Under the complaint, Altus sought damages of $830,000, related to a finder’s fee in connection with Analex’ acquisition of ComGlobal in April 2005, together with legal fees and expenses. The Company filed a counter-claim against Altus seeking reimbursement of prior retainer payments made to Altus of approximately $110,000, plus certain legal fees. This matter was tried in March 2006 in Fairfax County Circuit Court. On June 2, 2006, the Fairfax County Circuit Court issued its decision and ruled that Altus is entitled to a fee of $830,000, plus interest at an annual rate of 6 percent, together with legal fees and expenses. The Company and its counsel continue to believe that the Altus claim is without merit and the Company has filed an appeal to the Virginia Supreme Court. For the quarter ended June 30, 2006, the Company recorded a liability for each element of the judgment. The finder’s fee of $830,000 represents an additional direct cost of the ComGlobal acquisition and increased the goodwill recorded in connection with that transaction. Approximately $60,000 of interest expense, representing interest on the finder’s fee at 6 percent for the period April 1, 2005 through June 30, 2006, and approximately $200,000 of legal expenses for Altus’s attorney’s fees were accrued during the quarter ended June 30, 2006. In the event the Company’s appeal is unsuccessful, thus requiring the Company to make total cash payments of approximately $1.1 million to Altus, management believes this amount can be paid without materially impacting the Company’s liquidity or cash flows.

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

Revenue derived from U.S. federal government agencies and their prime contractors represented more than 99%, of our total revenue for the six months ended June 30, 2006 and 2005, respectively. The Department of Defense, our principal U.S. government customer, represented approximately 72% and 65% of our revenue for the six months ended June 30, 2006 and 2005, respectively. NASA generated 28% and 35% of our revenue for the six months ended June 30, 2006 and 2005, respectively. Approximately 19% of our revenue and 17% of our operating income for the six months ended June 30, 2006 came from one prime contract with NASA. In addition, the Homeland Security Group’s contracts with three Department of Defense customers generated 37% of our revenue and 83% of our operating income for the six months ended June 30, 2006. For the six months ended June 30, 2006, one of these three Department of Defense contracts represented 11% of our revenue and 40% of our operating income. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, the Department of Defense, NASA or any significant agency in the intelligence community, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, operating results, financial condition and business prospects could be materially adversely affected. In July, two competitor companies filed protests against one our new awards, the DARPA contract which has a contract value of $64.9 million. If this protest prevails, we could lose the DARPA contract.

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

We were served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. We entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, we paid $1.0 million to Swales in July 2004. Included in the $1.0 million settlement is approximately $320,000 for work performed by Swales prior to termination. This amount was billed to NASA and we received payment. Legal fees are expected to be approximately $325,000. We have received an opinion from legal counsel that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, we established a receivable of approximately $1.0 million related to the expected reimbursement of these costs. In May 2005, we received oral customer feedback that the costs were allowable and allocable to the contract, but the reasonableness of these costs still needed to be assessed by NASA. Based on the opinion of legal counsel and managements’ assessment of relevant facts, we believed and continue to believe that the costs incurred are allowable, allocable and reasonable. During the quarter ended December 31, 2005, we met with NASA procurement personnel who indicated to us prior NASA communications with respect to allowability and allocability should not be relied upon. While we continue to believe that the full $1.0 million is allowable, allocable and reasonable, and therefore should be recoverable under the ELVIS contract with NASA, we had concluded a reserve of $500,000 was appropriate and was therefore recorded as of December 31, 2005. We intend to continue to use all reasonable efforts to recover the full amount of its costs from NASA.

On April 29, 2005 we were served with a compliant filed by H&K Strategic Business Solutions, LLC, now known as Altus Associates (“Altus”), in Virginia Circuit Court alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004, that was later terminated by us on February 14, 2005. Under the complaint, Altus sought damages of $830,000, related to a finder’s fee in connection with Analex’ acquisition of ComGlobal in April 2005, together with legal fees and expenses. We filed a counter-claim against Altus seeking reimbursement of prior retainer payments made to Altus of approximately $110,000, plus certain legal fees. This matter was tried in March 2006 in Fairfax County Circuit Court. On June 2, 2006, the Fairfax County Circuit Court issued its decision and ruled that Altus is entitled to a fee of $830,000, plus interest at an annual rate of 6 percent, together with legal fees and expenses. We and our counsel continue to believe that the Altus claim is without merit and we have filed an appeal to the Virginia Supreme Court. For the quarter ended June 30, 2006, we recorded a liability for each element of the judgment. The finder’s fee of $830,000 represents an additional direct cost of the ComGlobal acquisition and increased the goodwill recorded in connection with that transaction. Approximately $60,000 of interest expense, representing interest on the finder’s fee at 6 percent for the period April 1, 2005 through June 30, 2006, and approximately $200,000 of legal expenses for Altus’s attorney’s fees were accrued during the quarter ended June 30, 2006. In the event our appeal is unsuccessful, thus requiring us to make total cash payments of approximately $1.1 million to Altus, management believes this amount can be paid without materially impacting our liquidity or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on May 18, 2006.

(b) At the Annual Meeting, the Company’s stockholders approved:

(i)	Proposal 1: the election of the incumbent nine (9) directors, namely, Sterling E. Phillips, Jr., Peter C. Belford, Sr., C. Thomas Faulders, III, Lincoln D. Faurer, Martin M. Hale, Jr., Thomas L. Hewitt, Daniel P. March, Gerald A. Poch, and Daniel R. Young;

(ii)	Proposal 2: adoption of the 2006 Long Term Incentive Plan whereby the Company will be able to grant stock-based and other long-term incentive awards to employees, directors and consultants and to reserve 3,000,000 shares of Common Stock for issuance under the plan; and

(iii)	Proposal 3: ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year 2006

The following votes were cast with respect to each of the matters voted on at the Annual Meeting:

Proposal #1
DIRECTORS	FOR	WITHHELD
#1-Phillips	31,737,349	697,329
#2-Belford.	31,759,506	675,172
#3-Faulders.	31,733,336	701,342
#4-Faurer	31,734,332	700,346
#5-Hale	31,762,722	671,956
#6-Hewitt	31,761,413	673,265
#7 March	31,762,673	672,005
#8-Poch	31,761,614	673,064
#9-Young	31,735,612	699,066

Proposal #2	FOR	AGAINST	ABSTAIN
Total	23,185,638	1,692,109	42,607

Proposal #3	FOR	AGAINST	ABSTAIN
Total	32,405,879	6,551	22,248

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

A current report on Form 8-K dated April 3, 2006 and filed with the Securities and Exchange Commission on April 4, 2006 reported that the Company issued a press release announcing the completion of the sale of its SyCom Services, Inc. subsidiary to Ameri-Force Craft Services, Inc.

A current report on Form 8-K dated May 4, 2006 and filed with the Securities and Exchange Commission on May 5, 2006 reported that the Company issued a press release announcing the date of it web cast regarding its financial results for the quarter ended June 30, 2006.

A current report on Form 8-K dated May 18, 2006 and filed with the Securities and Exchange Commission on May 24, 2006 reported that the Company stockholders approved the adoption of the Company’s 2006 Long Term Incentive Plan at the 2006 Annual Meeting of Stockholders held on May 18, 2006. The Form of Employee Stock Appreciation Rights agreement (“SARs”) was filed as Exhibit 10.1. The Company also reported that the Company entered into written agreements with both Mr. Sterling E. Phillips, Jr, Chairman and Executive Officer of the Company, whereby Mr. Phillips was granted SARs covering 400,000 shares of Analex Common Stock and Mr. Michael G. Stolarik, President and Chief Operating Officer of the Company was granted SARs covering 150,000 shares of Analex Common Stock. The Form 8-K also reported that the Board of Directors unanimously approved and adopted the Fourth Amendment to the Company’s Amended and Restated Bylaws.

A current report on Form 8-K dated June 2, 2006 and filed with the Securities and Exchange Commission on June 8, 2006 reported that the Fairfax County Circuit Court ruled that Altus Associates was entitled to a fee of $830,000, plus interest at annual rate of 6 percent from April 1, 2005, together with legal fees and expenses and that the Company intended to file an appeal to the Virginia Supreme Court.

A current report on Form 8-K dated June 13, 2006 and filed with the Securities and Exchange Commission on June 14, 2006 reported that the Company issued a press release announcing the appointment of Daniel R. Young as Lead Director.

A current report on Form 8-K dated June 15, 2006 and filed with the Securities and Exchange Commission on June 16, 2006 reported that the Company issued a press release announcing a Stock Repurchase Program.

(c) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: August 11, 2006

Analex Corporation

(Registrant)

By:	/s/ Sterling E. Phillips, Jr.	By:	/s/ C. Wayne Grubbs
	Sterling E. Phillips, Jr.		C. Wayne Grubbs
	Chairman and Chief Executive Officer (Principal Executive Officer)		Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)