Form 10-Q
period 2006-09-30
ANALEX CORP
filed 2006-11-14
CIK 44800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Title of Class	Number of shares outstanding on November 13, 2006
Common Stock, $0.02 par value per share	16,892,964

ANALEX CORPORATION

Part 1. Financial Statements

ANALEX CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and December 31, 2005

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS

Current assets
Cash and cash equivalents	$2,655,900	$3,459,200
Accounts receivable, net	26,102,900	31,067,500
Prepaid expenses and other current assets	3,059,600	4,445,500
Deferred tax asset, net	1,772,800	—
Property held for sale	—	430,600

Total current assets	33,591,200	39,402,800

Property and equipment, net	2,554,700	2,726,000
Contract rights and other intangible assets, net	7,789,500	10,404,800
Goodwill	78,638,800	77,887,000
Other assets	503,500	671,700

Total assets	$123,077,700	$131,092,300

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$6,878,300	$5,887,600
Accrued payroll and employee benefits	10,865,500	9,908,300
Notes payable	64,600	387,500
Deferred tax liability, net	—	780,300

Total current liabilities	17,808,400	16,963,700

Notes payable – line of credit	15,812,800	27,631,400
Series A convertible note	7,853,800	6,497,700
Deferred tax liability	4,429,000	3,677,200
Other long-term liabilities	1,239,100	1,131,500

Total long-term liabilities	29,334,700	38,937,800

Total liabilities	$47,143,100	$55,901,500

Convertible preferred stock; 17,297,884 shares issued and outstanding at September 30, 2006 and December 31, 2005	40,935,000	36,229,600
Shareholders’ equity
Common stock; $0.02 par; authorized 65,000,000 shares; issued and outstanding September 30, 2006, 16,767,964 shares and December 31, 2005, 16,340,445 shares	336,600	326,800
Additional paid-in capital	50,820,900	50,279,000
Warrants outstanding	9,228,300	9,228,300
Accumulated deficit	(25,386,200)	(20,872,900)

Total shareholders’ equity	34,999,600	38,961,200

Total liabilities, convertible preferred stock and shareholders’ equity	$123,077,700	$131,092,300

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2006 and 2005

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$40,117,400	$36,533,300	$113,555,700	$99,661,900
Operating costs and expenses
Cost of revenue	31,719,000	29,457,900	91,232,300	80,224,300
Selling, general and administrative	4,217,800	3,785,000	11,114,600	9,643,200
Amortization of intangible assets	848,300	960,700	2,615,200	2,440,300
Depreciation	230,300	249,900	714,400	526,300

Total operating costs and expenses	37,015,400	34,453,500	105,676,500	92,834,100

Operating income	3,102,000	2,079,800	7,879,200	6,827,800

Interest Expense, net	1,046,800	1,017,800	3,379,100	2,777,000

Income from continuing operations before income taxes	2,055,200	1,062,000	4,500,100	4,050,800
Provision for income taxes	997,600	767,500	1,991,500	2,643,500

Income from continuing operations	1,057,600	294,500	2,508,600	1,407,300
(Loss) income from discontinued operations, net of income taxes	(128,100)	16,700	(279,200)	52,700
Income (loss) on disposal of discontinued operations, net of income taxes	76,500	(135,900)	302,700	(105,600)

Net income	1,006,000	175,300	2,532,100	1,354,400

Dividends on convertible preferred stock	780,000	783,600	2,340,000	1,965,000
Accretion of convertible preferred stock	1,591,500	1,588,800	4,705,400	4,115,100

Net loss attributable to common shareholders	$(1,365,500)	$(2,197,100)	$(4,513,300)	$(4,725,700)

Net loss attributable to common shareholders per share:
Continuing operations
Basic and diluted	$(0.08)	$(0.13)	$(0.27)	$(0.30)

Discontinued operations
Basic and diluted	$0.00	$(0.01)	$0.00	$(0.00)

Net loss attributable to common shareholders:
Basic and diluted	$(0.08)	$(0.14)	$(0.27)	$(0.30)

Weighted average number of shares:
Basic and diluted	16,748,253	16,146,431	16,692,793	15,800,830

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

Unaudited

	September 30, 2006	September 30, 2005
Reconciliation of net income to cash provided by operating activities
Net income	$2,532,100	$1,354,400
Net (income) loss from discontinued operations, including disposal	(23,500)	52,900

Net income from continuing operations	2,508,600	1,407,300

Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets and depreciation expense	3,329,600	2,966,600
Amortization of debt discounts	1,356,100	1,356,100
Amortization of deferred financing costs	147,300	139,800
Loss on disposal of property and equipment	—	1,800
Gain on disposal of property held for sale	(13,200)	—
Stock-based compensation expense	194,300	—
Changes in operating assets and liabilities, net of effect of business combinations
Accounts receivable, net	4,854,600	1,174,200
Prepaid expenses and other	1,385,900	2,294,200
Inventory and Other assets	20,900	(205,900)
Other current liabilities	1,096,200	(1,401,300)
Deferred income taxes	(1,801,300)	(1,382,900)
Other long-term liabilities	(38,300)	(41,300)

Net cash provided by continuing operating activities	13,040,700	6,308,600
Net cash provided by discontinued operating activities, including disposal	15,900	(181,400)

Net cash provided by operating activities	13,056,600	6,127,200

Cash flows from investing activities
Purchase of property and equipment	(375,300)	(311,700)
Proceeds from sale of property and equipment	460,100	9,000
Proceeds from sale of Advanced BioSystems, Inc.	39,400	100,200
Proceeds from sale of SyCom Services, Inc.	110,000	—
Cash paid for ComGlobal Systems, Inc., net of cash acquired	—	(46,300,400)

Net cash provided (used) by investing activities	234,200	(46,502,900)

Cash flows from financing activities
(Payments) proceeds from line of credit	(11,818,600)	15,561,500
Payments on notes payable	(322,900)	(749,900)
Proceeds from sale of common stock	—	945,000
Proceeds from stock options and warrants exercised	196,900	868,000
Proceeds from employee stock purchase plan	302,500	320,300
Purchase of treasury stock	(142,000)	—
Proceeds from issuance of Series B-2 preferred stock and warrants	—	24,965,400
Payments of dividends on preferred stock	(2,310,000)	(1,404,100)

Net cash (used) provided by financing activities	(14,094,100)	40,506,200

Net (decrease) increase in cash and cash equivalents	(803,300)	130,500
Cash and cash equivalents at beginning of period	3,459,200	1,034,200

Cash and cash equivalents at end of period	$2,655,900	$1,164,700

The accompanying notes are an integral part of these consolidated financial statements

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. Basis of Presentation

The interim consolidated financial statements for Analex Corporation (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (of a normal and recurring nature) necessary for the fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) filed with the Securities and Exchange Commission on March 8, 2006. Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current period presentation.

2. Accounting Principles

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 provides a new single authoritative definition of fair value and enhanced guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what effect, if any, the adoption of SFAS 157 will have on its financial position, results of operations, or cash flows. Therefore, the ultimate impact of the Company’s adoption of SFAS 157 is not yet known.

In June, 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. The Interpretation clarifies the accounting for uncertainty in income statements recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of this Interpretation will have on its financial position and the results of operations, or cash flows. Therefore, the ultimate impact of the Company’s adoption of this Interpretation is not yet known.

Significant Accounting Principles

Segment Reporting

The Company considers each of its government contracting units to have similar economic characteristics, providing similar types of services, and having a similar customer base. Accordingly, the Company aggregates the operations of all of its government contracting units into one reportable segment consisting of two strategic business units: the Homeland Security Group and the Systems Engineering Group. Both Homeland Security Group and Systems Engineering Group provide engineering, information technology, security, intelligence support or technical services to federal government agencies or major defense contractors.

3. Acquisition of ComGlobal Systems, Incorporated

Analex acquired ComGlobal on April 1, 2005 for $47 million in cash, with no assumption of debt. Analex funded the transaction with a combination of senior debt from Bank of America, N.A. in the amount of $22 million and through the sale and issuance of Series B Convertible Preferred Stock (“Series B-2”) in the amount of $25 million (see Note 10). Any remaining purchase price consideration to be recorded against goodwill is still preliminary, pending resolution of the Altus matter (see Note 13). The Agreement and Plan of Merger contains certain financial representations, secured by $8.0 million held in escrow, which is scheduled to be released to the former shareholders of ComGlobal, net of any indemnification obligations, starting in December 2006 and continuing through April 2010.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

4. Sale of Property

In March 2006, the Company sold land and a building it owned in Upper Marlboro, Maryland for cash proceeds of $460,100. The Company recognized a gain of $13,200 on the sale. This property was the former corporate headquarters of the Company’s Beta Analytics Incorporated subsidiary.

5. Goodwill, Contract Rights And Other Intangible Assets

The Company has recorded goodwill of $78.6 million as of September 30, 2006 and $77.9 million as of December 31, 2005. The net increase in goodwill is primarily the result of a court ruling on June 2, 2006 that requires the Company to pay an additional finder’s fee of $830,000 related directly to the ComGlobal acquisition (see Note 13).

Goodwill must be reviewed at least annually for impairment. The Company has elected to perform this review annually during the fourth quarter of each calendar year. As of September 30, 2006, the Company is not aware of any factors that would significantly affect the valuation that would result in an impairment of goodwill.

Identifiable intangible assets, which have finite useful lives, consist of contract rights and non-compete agreements. The following table provides the details of the net carrying amounts of these intangible assets:

	September 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Contract rights	$14,346,300	$(6,662,700)	$7,683,600	$14,346,300	$(4,245,800)	$10,100,500
Non-compete agreements	753,300	(647,400)	105,900	1,105,500	(801,200)	304,300

Total amortizable intangible assets	$15,099,600	$(7,310,100)	$7,789,500	$15,451,800	$(5,047,000)	$10,404,800

The Company recorded amortization expense associated with identifiable intangible assets of $848,300 and $2,615,200 for the three and nine months ended September 30, 2006 compared to $960,700 and $2,440,300 for the three and nine months ended September 30, 2005. During the nine months ended September 30, 2006, certain of our non-compete agreements became fully amortized, therefore the gross carrying value of these non-compete agreements was reduced by approximately $352,200.

The following table provides the estimated amortization expense for the remainder of 2006 and each of the next five years ending December 31 based on the carrying amount of amortizable intangible assets existing as of September 30, 2006:

Year	Estimated Amortization Expense
October 1, to December 31, 2006	$832,900
2007	2,661,000
2008	2,004,200
2009	785,000
2010	597,500
2011	434,100

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

6. Debt

The Company has a $40 million revolving line of credit agreement with Bank of America, N.A. (“the Credit Facility”). The Credit Facility is subject to certain borrowing base and other requirements. As of September 30, 2006, the outstanding balance of the Credit Facility was $15.8 million and the interest rate was 8.32%. The credit facility has a maturity date of May 31, 2008.

The Credit Facility contains financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of September 30, 2006, the Company was in compliance with these covenants. The Credit Facility also restricts the Company’s ability to dispose of certain properties; incur additional indebtedness; pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions; create liens on assets; enter into certain leaseback transactions; make investments, loans or advances; engage in mergers or consolidations; and engage in certain transactions with affiliates. The Credit Facility is generally secured by all assets of the Company.

The Company also has outstanding an aggregate $10.0 million of Series A Convertible Notes issued on December 9, 2003 (see Note 10).

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income from continuing operations	$1,057,600	$294,500	$2,508,600	$1,407,300
Dividends on convertible preferred stock	(780,000)	(783,600)	(2,340,000)	(1,965,000)
Accretion of convertible preferred stock	(1,591,500)	(1,588,800)	(4,705,400)	(4,115,100)

Net loss from continuing operations attributable to common shareholders	(1,313,900)	(2,077,900)	(4,536,800)	(4,672,800)
Income (loss) from discontinued operations, net of income taxes	(128,100)	16,700	(279,200)	52,700
Income (loss) on disposal of discontinued operations, net of income taxes	76,500	(135,900)	302,700	(105,600)

Net loss attributable to common shareholders	$(1,365,500)	$(2,197,100)	$(4,513,300)	$(4,725,700)

Weighted average shares outstanding	16,748,253	16,146,431	16,692,793	15,800,830
Warrants	—	—	—	—
Employee stock options	—	—	—	—

Diluted weighted average shares outstanding	16,748,253	16,146,431	16,692,793	15,800,830

Net loss attributable to common shareholders per share:
Continuing operations:
Basic and diluted	$(0.08)	$(0.13)	$(0.27)	$(0.30)

Discontinued operations
Basic and diluted	$0.00	$(0.01)	$0.00	$(0.00)

Net loss attributable to common shareholders
Basic and diluted	$(0.08)	$(0.14)	$(0.27)	$(0.30)

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Shares issuable upon the exercise or conversion of certain equity instruments have been excluded from the computation of diluted shares outstanding to the extent that their inclusion would be anti-dilutive. As of September 30, 2006, shares issuable upon the voluntary conversion by the holders of such instruments are as follows:

Instrument	Common shares issuable upon conversion, exercise or vesting	Conversion or exercise price	Proceeds from conversion or exercise
Series A Convertible Preferred Stock	6,726,457	$2.23	$—
Series A Common Stock Warrants	1,345,291	3.28	4,412,555
Series A Convertible Notes (1)	3,321,707	3.01	—
Series A Convertible Note Warrants	664,341	3.28	2,179,038
Series B-1 Convertible Preferred Stock	4,285,713	2.80	—
Series B-1 Common Stock Warrants	857,142	4.32	3,702,853
Series B-2 Convertible Preferred Stock	8,928,569	2.80	—
Series B-2 Common Stock Warrants	1,785,713	4.29	7,660,709
Options issued under Incentive Stock Option Plans	63,833	$0.81 -$1.99	67,203
Options issued under Incentive Stock Option Plans	1,148,413	$2.20 –$2.49	2,606,882
Options issued under Incentive Stock Option Plans	1,672,500	$2.79-$4.49	5,911,175
Unvested restricted stock awards	125,000	—	—
Stock-Only Stock Appreciation Rights issued under Long-Term Incentive Plan	900,000	—	—

Total	31,824,679		$26,540,415

As of September 30, 2005, shares issuable upon the voluntary conversion by the holders of such instruments were as follows:

Instrument	Common shares issuable upon conversion	Exercise price	Proceeds from conversion
Series A Convertible Preferred Stock	6,726,457	$2.23	$—
Series A Common Stock Warrants	1,345,291	3.28	4,412,554
Series A Convertible Notes (1)	3,321,707	3.01	—
Series A Convertible Note Warrants	664,341	3.28	2,179,038
Series B-1 Convertible Preferred Stock	4,285,714	2.80	—
Series B-1 Common Stock Warrants	857,142	4.32	3,702,853
Series B-2 Convertible Preferred Stock	8,928,569	2.80	—
Series B-2 Common Stock Warrants	1,785,713	4.29	7,660,709
Options issued under Incentive Stock Option Plans	981,858	$ 0.69 -$1.99	1,317,576
Options issued under Incentive Stock Option Plans	1,148,413	$ 2.20 -$2.49	2,606,882
Options issued under Incentive Stock Option Plans	1,892,500	$ 2.79 -$4.49	6,727,075

Total	31,937,705		$28,606,687

(1)	In the event the Series A Convertible Notes are converted prior to their December 7, 2007 maturity at the request of the Company, then these notes will convert based on a price per share of $2.23, resulting in 4,484,305 common shares.

8. Stock-based compensation

In May 2002, shareholders approved the Analex Corporation 2002 Stock Option Plan (“2002 Stock Option Plan”). The 2002 Stock Option Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options to purchase an aggregate of up to 3,000,000 shares of common stock. The 2002 Stock Option Plan permits the grant of options to key employees, consultants and directors of the Company. The exercise price of the incentive stock options is required to be at least equal

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

to 100% of the fair market value of the Company’s common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of the non-qualified stock options is required to be not less than the par value of a share of the Company’s common stock on the date of grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% shareholder). The vesting for each option holder is set forth in the individual option agreements and is generally a three-year period. There are options outstanding under each of the 1994, 2000, and 2002 Plans.

On May 18, 2006, shareholders of the Company approved the adoption of the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of stock-based incentive awards, including incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, non-qualified stock options, restricted stock awards, restricted stock units, stock only stock appreciation rights (“SOSAR”) and other long-term incentive awards to employees, directors and consultants. The aggregate number of shares of common stock that may be subject to award under the 2006 Plan, subject to adjustment upon a change in capitalization, is 3,000,000 shares.

Adoption of SFAS No. 123(R)

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) eliminated the alternative method of accounting provided for in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” the intrinsic method, which generally resulted in no compensation expense being recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption of SFAS No. 123(R) and any unvested portion of previously granted awards outstanding at the date of adoption are measured at the estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. Such benefits were not material for the three or nine months ended September 30, 2006 or 2005.

As a result of adopting SFAS No. 123(R), the Company recorded $103,200 and $269,700 of stock-based compensation expense, or approximately $67,100 and $178,600 after-tax for the three and nine months ended September 30, 2006, respectively. Stock-based compensation expense reduced both basic and diluted earnings per share by $0.00 and $0.01 per share the three months and nine months ended September 30, 2006.

Stock-Based Compensation Activity

During the nine months ended September 30, 2006 the Company granted 865,000 SOSARS as inducement for employment and employment retention incentives. The SOSARS were issued at exercise prices ranging between $2.17 and $2.38 per share, which represented the fair value of the Company’s common stock on each of the grant dates. The Black-Scholes option pricing model weighted-average values for the SOSARs were between $1.47 and $1.58 per share. The SOSARs vest 25% per year over a four-year period from the grant date and expire ten years from the grant date. The Company recorded approximately $112,600 of stock-based compensation expense associated with these SOSAR grants.

On February 22, 2006, the Company granted an aggregate of 35,000 SOSARs to certain members of the Company’s Board of Directors. The SOSARs were issued at an exercise price of $2.86 per share, which represented the fair value of the Company’s common stock on the date of grant. The Black-Scholes option pricing model weighted-average value for the SOSARs was $1.84 per share.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

These SOSARs are 100 percent vested and expire ten years from the grant date. The Company recorded approximately $64,000 of stock-based compensation expense associated with these SOSAR grants.

On January 13, 2006, the Company also exchanged 875,725 nonqualified stock options for an equal number of SOSARs. The 875,725 SOSARs were issued on the same terms as the original options grant and were immediately exercised.

The table below summarizes stock option and SOSAR activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Options outstanding, January 1, 2006	3,802,800	$2.59		5.00
Options and SOSARs granted	1,775,700	1.83
Options and SOSARs exercised	(913,700)	1.37
Options cancelled and expired	(880,000)	1.42

Options and SOSARs outstanding, September 30, 2006	3,784,800	$2.79	$66,847	6.69

Exercisable at September 30, 2006	2,919,746	$2.95	$66,847

Shares reserved for equity awards at September 30, 2006	2,247,252

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

To compute the fair value of the options and SOSARs granted using the Black-Scholes model certain assumptions were used in the calculation, as shown in the below table:

Nine Months Ended September 30, 2006
Weighted average exercise price	$1.88
Range of expected volatilities	70-75%
Range of expected terms (in years)	5-6.25
Range of risk free interest rates	4.50 – 5.10%
Expected dividend yield	0.00%

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

Pro Forma Disclosures

Under the modified prospective method, results for the three and nine months ended September 30, 2005 were not restated to include stock-based compensation expense. The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based compensation for the three and nine months ended September 30, 2005 are presented below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss attributable to common shareholders, as reported	$(2,197,100)	$(4,725,700)
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	195,500	819,500

Pro forma net loss attributable to common shareholders	$(2,392,600)	$(5,545,200)

Loss per share:
Basic and diluted, as reported	$(0.14)	$(0.30)

Basic and diluted, pro forma	$(0.15)	$(0.35)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following assumptions were used for grants prior to January 1, 2006: dividend yield of 0%; expected volatility of 40 to 76%; expected life of the option term of 5 years; and risk-free interest rates of 2.25% to 5.85%.

Restricted Stock Awards

The Company awarded 150,000 shares of restricted common stock to three members of the Company’s senior management team as an inducement for their employment. The restricted stock will vest at the rate of 25 percent per year over four years with the first 25 percent becoming vested on the anniversary date of the employee’s first day of employment. As of September 30, 2006, 25,000 shares of the restricted stock awards had become vested.

The Company’s stock-based compensation expense related to the restricted stock award was based on the closing price of the Company’s common stock on the day prior to the grant date, which was $2.80 per share. The Company recorded $27,300 and $83,300 of stock-based compensation expense associated with these transactions for the three and nine months ended September 30, 2006, respectively. There was $306,900 of unrecognized compensation cost related to the unvested shares of restricted stock as of September 30, 2006. These costs are scheduled to be fully amortized by December 2009.

Employee stock purchase plan

In May 2005, shareholders approved the Analex Corporation Amended and Restated Employee Stock Purchase Plan (the “ESPP Plan”). The number of shares currently reserved for issuance under the ESPP Plan is 1,050,000. The purpose of the ESPP Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The ESPP Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP Plan is non-compensatory as defined by SFAS 123(R). Under the terms of the ESPP Plan, individual employees may pay up to $25,000 per calendar year for the purchase of the Company’s common shares, at 95% of the market price. During the three and nine months ended September 30, 2006, employees paid $101,200 and $302,500 into this plan. During the three and nine months ended September 30, 2005, employees paid $123,900 and $320,300 into this plan, respectively.

9. Concentration of Business

Almost all of the Company’s revenue is derived either directly from the U.S. government as a prime contractor or indirectly as a subcontractor to other government prime contractors. Approximately 70% of the Company’s revenue for the nine months ended September 30, 2006 has been derived collectively from various Department of Defense and intelligence agencies. Approximately 27% of the Company’s revenue for the nine months ended September 30, 2006 has been derived, directly or indirectly, from NASA.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

10.	Convertible Preferred Stock and Convertible Notes

Series A Convertible Preferred Stock and Convertible Notes

In December 2003, the Company sold and issued for $15 million, 6,726,457 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,345,291 common stock warrants (“Series A Common Stock Warrants”). The Series A Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for the Series A Preferred Stock was $0.2 million and $0.7 million for the three and nine months ended for both September 30, 2006 and 2005, respectively.

Upon issuance of the Series A Preferred Stock, the Company allocated relative fair value of approximately $3.9 million to the Series A Preferred Stock warrants and recorded a beneficial conversion charge related to the Series A Preferred Stock of approximately $11.1 million. These amounts are being recorded as accretion of Series A Preferred Stock through the earliest redemption date of December 9, 2007. For the three and nine months ended for both September 30, 2006 and 2005, the Company recorded $0.9 million and $2.8 million of accretion related to these charges, respectively. The unamortized discount as of September 30, 2006 and 2005 was $4.5 million and $8.2 million respectively.

In December 2003, the Company also sold and issued, in aggregate, $10,000,000 principal amount of Series A Secured Subordinated Convertible Promissory Notes (“Series A Convertible Notes”). The Series A Convertible Notes bear interest at 7.0% annual rate, and are convertible at maturity or upon voluntary conversion by the holders into 3,321,707 shares of common stock and 664,341 common stock warrants.

Upon issuance of the Series A Convertible Notes, the Company allocated relative fair value of approximately $1.9 million to the Series A Convertible Note warrants and recorded a beneficial conversion charge related to the Series A Convertible Notes of approximately $5.3 million. The discount created by these charges will be amortized and charged to interest expense over the life of the Series A Convertible Notes which will mature on December 9, 2007. For the three and nine months ended September 30, 2006, the Company recognized $0.5 million and $1.4 million of amortization of that discount, respectively. For the three and nine months ended September 30, 2005, the Company recognized $0.5 million and $1.4 million of amortization of that discount. The unamortized discount as of September 30, 2006 and 2005 was $2.1 million and $4.0 million, respectively

Series B-1 and B-2 Convertible Preferred Stock

In May 2004, the Company sold and issued in aggregate $12.0 million principal amount of convertible secured subordinated promissory notes (“Series B-1 Notes”) and 857,142 common stock warrants. In September 2004, the Series B-1 Notes were converted into 3,428,571 shares of Series B Convertible Preferred Stock (the “Series B-1 Preferred Stock”).

The Company had the option to obtain an additional $25.0 million through the sale of additional Series B Preferred Stock for the purpose of paying for the cost of an acquisition. In connection with the April 2005 acquisition of ComGlobal, the Company exercised this option and issued, for $25.0 million, an additional 7,142,856 shares of Series B Convertible Preferred Stock (“Series B-2 Preferred Stock”) and 1,785,713 common stock warrants.

Upon issuance of the Series B-2 Preferred Stock, the Company allocated relative fair value of $2.4 million to the Series B-2 Common Stock Warrants and recorded a beneficial conversion charge related to the Series B-2 Preferred Stock of $8.0 million. These amounts are being recorded as accretion of Series B-2 Preferred Stock through the earliest redemption date of September 15, 2008. For the three and nine months ended September 30, 2006, the Company recorded $0.6 million and $1.9 million, respectively, of accretion related to these charges. For the three and nine months ended September 30, 2005, the Company recorded $0.7 million and $1.3 million, respectively, of accretion related to these charges. The unamortized discount as of September 30, 2006 and 2005 was $6.6 million and $9.2 million, respectively.

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

All Series B Convertible Preferred Stock accrues dividends at 6% per annum payable quarterly in cash. Dividend expense for the Series B Convertible Preferred Stock for the three and nine months ended September 30, 2006 was $0.6 million and $1.9 million, respectively, and $0.4 million and $0.8 million, respectively, for the same periods in 2005.

Summary of Convertible Instruments

The table below provides the face value and carrying value of the convertible preferred stock as of September 30, 2006 and December 31, 2005 and the remaining periods of amortization associated with each as of September 30, 2006:

	Face Value	September 30, 2006		December 31, 2005		Remaining Periods of Amortization
		Carrying Value	Remaining Amount to be Accreted	Carrying Value	Remaining Amount to be Accreted
Series A Preferred Stock	$15,000,000	$10,548,800	$4,451,200	$7,736,300	$7,263,700	1.25 years
Series B-1 Preferred Stock	$12,000,000	$12,000,000	$—	$12,000,000	$—	—
Series B-2 Preferred Stock	$25,000,000	$18,386,200	$6,613,800	$16,493,300	$8,506,700	2.00 years

The table below provides the face value and carrying value of the Series A convertible debt as of September 30, 2006 and December 31, 2005 and the remaining period of amortization as of September 30, 2006:

	Face Value	September 30, 2006		December 31, 2005		Remaining Period of Amortization
		Carrying Value	Remaining Amount to be Accreted	Carrying Value	Remaining Amount to be Accreted
Series A Convertible Notes	$10,000,000	$7,853,800	$2,146,200	$6,497,700	$3,502,300	1.25 years

11.	Commitments and Contingencies

Pursuant to the November 2, 2001 acquisition of the former Analex, the Company issued 3,572,143 shares of the Company’s common stock to the shareholders representing all of the outstanding equity of the former Analex (the “Sellers”). Of the 3,572,143 shares, 857,143 shares were subject to a provision by which the Company guaranteed for a five-year period beginning on November 2, 2001 and ending on November 1, 2006 to reimburse the Sellers the difference between the price at which any of the Sellers sold such shares and a guaranteed sales price ranging from $1.60 to $2.20 per share, if such shares were sold within such period and if certain other conditions are satisfied. As of September 30, 2006, 214,285 shares were still subject to this guarantee. No notice was received by the Company for reimbursement pursuant to this guarantee prior to its expiration date on November 1, 2006.

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

The accuracy and appropriateness of costs charged to U.S. government contracts are subject to regulation, audit and possible disallowances by the Defense Contract Audit Agency or other government agencies. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustments upon audit by such agencies.

Most of the Company’s U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company’s financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the Company’s financial condition and/or results of operations.

The following table provides the dates through which these audits have been completed for each our subsidiaries:

Subsidiary	Audit Completed Through

Analex Corporation	December 31, 2002

ComGlobal	June 30, 2003

Beta Analytics Incorporated	June 30, 2003

In February 2006, the Company entered into a lease agreement, considered an operating lease, with a property management company to lease approximately 7,000 square feet of office space to be used as the Company’s Chantilly, VA regional office. The lease commenced on February 1, 2006 and the initial term of the lease is five years with one optional renewal period of five years. The Company took occupancy of the new facility in April 2006. Future minimum lease payments over the five-year lease term will be approximately $0.8 million.

In September 2006, the Company entered into a lease agreement, considered an operating lease, with a property management company to lease approximately 13,456 square feet of office space to be used as the Company’s Denver, CO regional office. The lease shall commence no later than February 1, 2007 and the initial term of the lease is five years and four months. The Company expects to take occupancy of the facility in February 2007. Future minimum lease payments over the five year and four month lease term will be approximately $1.1 million.

12. Discontinued Operations

During the first quarter of 2006, the Company concluded that its SyCom subsidiary did not fit with the Company’s long-term strategic plan and disposed of it on April 1, 2006. SyCom provided staff augmentation services principally to a single customer and had 32 employees. SyCom’s results of operations are presented as a discontinued operation for all periods presented herein. The Company recorded a gain of $226,300 related to the sale of the SyCom subsidiary.

Operating results of the discontinued businesses, excluding the related disposal activity, for the three and nine months ended September 30, 2006 and 2005 respectively are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$—	$1,324,700	$892,500	$4,783,000
(Loss) / income from discontinued operations	19,400	60,200	(224,400)	121,900
Income tax expense	(147,500)	(43,500)	(54,800)	(69,200)
(Loss) / income from discontinued operations, net of tax	$(128,100)	$16,700	$(279,200)	$52,700

Tax rates vary between discontinued operations and the Company’s effective tax rate due to the non-deductibility of certain non-cash amortization expenses for tax purposes.

13. Litigation and Claims

The Company was served on October 9, 2003 with a complaint filed by Swales & Associates, Inc. (“Swales”) alleging breach of contract and other claims relating to Swales’ termination as a subcontractor under the Company’s ELVIS contract with NASA. The Company entered into a Settlement Agreement dated July 22, 2004 with Swales. Under the terms of the Settlement Agreement, the Company paid $1.0 million to Swales in July 2004. Included in the $1.0 million settlement is approximately $320,000 for work performed by Swales prior to termination. This $320,000 amount was billed to NASA and the Company received payment. Legal fees are expected to be approximately $325,000. The Company has received an opinion from legal counsel that the unreimbursed amount of the settlement payment, together with legal fees and expenses incurred in connection with the litigation, are costs that are reimbursable under the ELVIS contract with NASA. Therefore, the Company established a receivable of approximately $1.0 million related to the expected reimbursement of these costs. In May 2005, the Company received oral customer feedback that the costs were allowable and allocable to the contract, but the

ANALEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Unaudited

reasonableness of these costs still needed to be assessed by NASA. Based on the opinion of legal counsel and management’s assessment of relevant facts, the Company believed and believes that the costs incurred are allowable, allocable and reasonable. During the last quarter of 2005, the Company met with NASA procurement personnel who indicated to the Company that prior NASA communications, with respect to allowability and allocability should not be relied upon. While the Company continues to believe that the full $1.0 million is allowable, allocable and reasonable, and therefore should be recoverable under the ELVIS contract with NASA, the Company concluded a reserve of $500,000 was appropriate and was therefore recorded as of December 31, 2005. The Company intends to continue to use all reasonable efforts to recover the full amount of its costs from NASA. At NASA’s request the Company has provided NASA with various documents supporting these legal costs and is awaiting further response from NASA.

On April 29, 2005 Analex was served with a compliant filed by H&K Strategic Business Solutions, LLC, now known as Altus Associates (“Altus”), in the Virginia Circuit Court alleging breach of contract relating to a Corporate Acquisition Agreement between the parties, dated February 10, 2004, that was terminated by the Company on February 14, 2005. Under the complaint, Altus sought damages of $830,000, related to a finder’s fee in connection with the Company’s acquisition of ComGlobal in April 2005, together with legal fees and expenses. The Company filed a counter-claim against Altus seeking the reimbursement of prior retainer fee payments made to Altus of approximately $110,000, plus certain legal fees. This matter was tried in March 2006 in the Fairfax County Circuit Court. On June 2, 2006, the Fairfax County Circuit Court issued its decision and ruled that Altus is entitled to a fee of $830,000, plus interest at an annual rate of six percent, together with legal fees and associated expenses. The Company and its legal counsel continue to believe that the Altus claim is without merit and the Company has filed an appeal to the Virginia Supreme Court. As of the quarter ended September 30, 2006, the Company maintains a liability for each element of the judgment. The finder’s fee of $830,000 represents an additional direct cost of the ComGlobal acquisition and increased the goodwill recorded in connection with that transaction. Approximately $60,000 of interest expense, representing interest on the finder’s fee at six percent for the period April 1, 2005 through September 30, 2006, and approximately $200,000 of legal expenses for Altus’s attorney’s fees were accrued during the quarter ended September 30, 2006. In the event the Company’s appeal is unsuccessful, and the Company therefore is required to make total cash payments of approximately $1.1 million to Altus, management believes this amount can be paid without materially impacting the Company’s liquidity or cash flows, although there can be no assurance.

14. Stock Repurchase Plan

In June 2006, the Board of Directors authorized the repurchase of up to $1 million of our common stock between June 2006 and December 2007. The total number of shares repurchased under the plan at September 30, 2006 was 59,500 at an aggregate cost of $136,100, before expenses.

15. Subsequent Events

In July 2006, the Company was awarded a $64.9 million contract for security and intelligence directorate support services for the Defense Advanced Research Project Agency (the “DARPA Contract”). Analex commenced performance under the DARPA Contract on July 27, 2006. Two of the unsuccessful offerors in this solicitation protested the DARPA Contract award to the Government Accountability Office (“GAO”). The Company was notified on October 30, 2006, that the GAO denied both protests. Therefore, the Company is continuing to perform services under the DARPA Contract.

On November 13, 2006, the Company amended and restated its Credit Facility to eliminate the accounts receivable borrowing base limitations. The Credit Facility now allows for borrowings up to two times Senior Funded Debt to earnings before interest, taxes, depreciation and amortization, as defined in the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain matters contained in the following discussion and analysis concerning our operations, cash flows, financial position, economic performance, plans, trends, strategies and financial condition, including in particular, the likelihood of our success in growing our business through acquisitions or otherwise, the realization of sales from backlog, and the sufficiency of capital to meet our working capital needs, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any expected future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we may not be able to predict accurately or control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, and as a result of many factors, including, but not limited to the following:

•	our dependence on contracts with U.S. federal government agencies, particularly clients within the Department of Defense and NASA, for substantially all of our revenue;

•	our dependence on four material contracts each of which accounted for a significant percentage of our revenue and operating income for the three and nine months ended September 30, 2006;

•	the business risks specific to the defense industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our ability to accurately estimate our backlog;

•	our ability to maintain strong relationships with other contractors;

•	our ability to recruit and retain qualified skilled employees who have the required security clearance;

•	economic conditions, competitive environment, and timing of awards and contracts;

•	our ability to identify future acquisition candidates and to realize the expected benefits of the acquisition;

•	our ability to raise additional capital to fund acquisitions;

•	our substantial debt and the restrictions imposed on us by certain debt and other financing agreements; and

•	our ability to control indirect costs, particularly costs related to funding our self-insured health plan.

Readers of this report should not place undue reliance on these forward-looking statements, which apply only as of the date of the filing of this Form 10-Q. We specifically disclaim any obligation to update any such forward-looking statements.

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

Information Technology Services. Our information technology services focus on design, development, testing, integration and support of software and networks for mission critical systems. We develop radar, modeling and simulation and system software, all in support of collecting, testing, and analyzing data from various intelligence systems. We also provide the military with program management, systems engineering and software development services, including the development of command, control, communications, computers and intelligence (“C4I”) programs.

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

We provide our services through one reportable segment, comprised of two strategic business units: our Homeland Security Group (“HSG”) and our Systems Engineering Group (“SEG”). HSG represented approximately 73% and 67% of our revenue for the nine months ended September 30, 2006 and 2005, respectively. HSG provides information technology services, aerospace engineering services and security and intelligence support services to the agencies within the intelligence community such as the National Reconnaissance Office (“NRO”), the Missile Defense Agency (“MDA”) and the National Security Agency (“NSA”). HSG also provides services to the DoD, and major aerospace contractors, such as Lockheed Martin and Northrop Grumman. We expect that HSG will continue to benefit from the country’s current priorities in national defense and homeland security and emphasis on enhanced intelligence capabilities.

SEG represented approximately 27% and 33% of our revenue for the nine months ended September 30, 2006 and 2005, respectively. SEG provides aerospace engineering services and information technology services, including program management support, primarily to NASA and major aerospace contractors in support of the development of space-based systems. SEG also supports the operation of terrestrial assets and the launch of unmanned rockets by NASA under our Expendable Launch Vehicle Integrated Support (“ELVIS”) contract. Specific capabilities of SEG include expendable launch vehicle engineering, space systems development, and ground support for space operations.

On April 1, 2005, we acquired ComGlobal Systems, Incorporated (“ComGlobal”). ComGlobal, a software engineering and information technology firm, specializes in C4I programs for the military. Its largest customer is the U.S. Navy’s Tomahawk Cruise Missile Program. ComGlobal is now a wholly-owned subsidiary of ours and is reported as a part of our Homeland Security Group.

During the first quarter of 2006, we concluded that our wholly-owned subsidiary, SyCom Systems, Inc. (“SyCom”), did not fit with our long-term strategic plan and decided to sell SyCom. SyCom provided staff augmentation services principally to a single customer and had 32 employees. We disposed of SyCom on April 1, 2006. Therefore, the results of operations of SyCom are reported as discontinued operations, net of applicable income taxes, for all periods presented. Historically, we reported SyCom as a component of our Homeland Security Group.

Our principal customer is the U.S. government. Revenue generated from contracts to federal government agencies and their prime contractors represented more than 99% of our total revenue for the nine months ended September 30, 2006 and 2005. Our principal U.S. government customer is the DoD, which, directly or through its prime contractors, accounted for approximately 70% and 68% of our revenue for the nine months ended September 30, 2006 and 2005, respectively. NASA is also a significant customer, generating 27% and 31% of our revenue for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, approximately 36% of our revenue and 76% of our operating income was earned under three prime contracts with agencies within the DoD. For the nine months ended September 30, 2006 one of these three DoD contracts represented approximately 11% of our revenue and 37% of our operating income. For the nine months ended September 30, 2006 approximately 18% of our revenue and 10% of our operating income came from one prime contract with NASA. We expect that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future.

We generate a majority of our revenue as a prime contractor to the federal government. Our objective is to focus on retaining and increasing the percentage of our business as a prime contractor because we believe it provides us with stronger client relationships. The following table summarizes our revenue as a prime contractor and as a subcontractor as a percentage of our total revenue for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Prime contract revenue	80%	77%	81%	76%
Subcontract revenue	20	23	19	24

Total revenue	100%	100%	100%	100%

All of our U.S. government contracts are subject to audit and various cost controls, and include standard provisions for termination at any time, with or without cause, at the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funding for contract performance for any subsequent year becomes unavailable. Contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the Company’s financial condition and/or results of operations.

Our future growth is dependent upon the strength of our target markets, our ability to identify opportunities, and our ability to successfully bid and win new contracts. Our success can be measured in part based upon the level of our backlog. The following table summarizes our contract backlog as of September 30, 2006 (in millions):

	September 30, 2006	September 30, 2005
Funded backlog	$56.0	$69.0
Unfunded contract value	357.0	231.0

Total estimated backlog	$413.0	$300.0

While there can be no assurance, we currently expect to recognize revenue during the remainder of 2006 of approximately 10% from our total estimated backlog as of September 30, 2006.

Contract profit margins are generally affected by the type of contracts we have. We can typically earn higher profits on fixed-price and time-and-material contracts than cost-plus-fee contracts. Thus, an important part of growing our operating income is to increase the amount of services successfully delivered under fixed-price and time and material contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost-plus-fees	41%	46%	42%	42%
Time-and-materials	27	29	30	31
Fixed price	32	25	28	27

Total	100%	100%	100%	100%

While our government clients typically determine what type of contract will be awarded to us, to the extent we have the opportunity to affect the type of contract awarded, we will pursue time-and-material and fixed-price contracts.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Three Months Ended (In Thousands)	September 30, 2006	% of Revenue	September 30, 2005	% of Revenue	% Change
Revenue	$40,117.4	100%	$36,533.3	100%	9.8
Operating costs and expenses
Cost of revenue	31,719.0	79.1%	29,457.9	80.6%	7.7%
Selling, general and administrative	4,217.8	10.5%	3,785.0	10.4%	11.4%
Amortization of intangible assets	848.3	2.1%	960.7	2.6%	(11.7)%
Depreciation	230.3	0.6%	249.9	0.7%	(7.8)%

Total operating costs and expenses	37,015.4	92.3%	34,453.5	94.3%	7.4%
Operating income	3,102.0	7.7%	2,079.8	5.7%	49.1%
Interest expense, net	(1,046.8)	(2.6)%	(1,017.8)	(2.8)%	(2.8)%

Income from continuing operations before income taxes	2,055.2	5.1%	1,062.0	2.9%	93.5%
Provision for income taxes	997.6	2.5%	767.5	2.1%	30.0%

Income from continuing operations	1,057.6	2.6%	294.5	0.8%	259.1%
Income (loss) from discontinued operations, net of tax	(128.1)	(0.3)%	16.7	0.4%	(867.1)%
Income (loss) on disposal of discontinued operations, net of income taxes	76.5	0.2%	(135.9)	(0.0)%	(156.3)%

Net income	1,006.0	2.5%	175.3	0.5%	473.9%

Dividends on convertible preferred stock	780.0	1.9%	783.6	2.1%	(0.5)%
Accretion of convertible preferred stock	1,591.5	4.0%	1,588.8	4.3%	0.2%

Net loss attributable to common shareholders	(1,365.5)	(3.4)%	$(2,197.1)	(6.0)%	37.8%

Nine Months Ended (In Thousands)	September 30, 2006	% of Revenue	September 30, 2005	% of Revenue	% Change
Revenue	$113,555.7	100.0%	$99,661.9	100.0%	13.9%
Operating costs and expenses
Cost of revenue	91,232.3	80.3%	80,224.3	80.5%	13.7%
Selling, general and administrative	11,114.6	9.8%	9,643.2	9.7%	15.3%
Amortization of intangible assets	2,615.2	2.3%	2,440.3	2.4%	7.2%
Depreciation	714.4	0.6%	526.3	0.5%	35.7%

Total operating costs and expenses	105,676.5	93.1%	92,834.1	93.1%	13.8%
Operating income	7,879.2	6.9%	6,827.8	6.9%	15.4%
Interest expense, net	(3,379.1)	(3.0)%	(2,777.0)	(2.8)%	21.7%

Income from continuing operations before income taxes	4,500.1	4.0%	4,050.8	4.1%	11.1%
Provision for income taxes	1,991.5	1.8%	2,643.5	2.7%	(24.7)%

Income from continuing operations	2,508.6	2.2%	1,407.3	1.4%	78.3%
Income (loss) from discontinued operations, net of tax	(279.2)	(0.2)%	52.7	(0.1)%	(628.8)%
Income (loss) on disposal of discontinued operations, net of income taxes	302.7	0.3%	(105.6)	0.1%	(386.6)%

Net income	2,532.1	2.2%	1,354.4	1.4%	86.9%

Dividends on convertible preferred stock	2,340.0	2.1%	1,965.0	2.0%	19.1%
Accretion of convertible preferred stock	4,705.4	4.1%	4,115.1	4.1%	14.3%

Net loss attributable to common shareholders	(4,513.3)	(4.0)%	$(4,725.7)	(4.7)%	4.5%

Revenue

HSG accounted for $30.4 million, or 76%, of our revenue for the three months ended September 30, 2006 and $83.1 million, or 73%, of our revenue for the nine months ended September 30, 2006. This represented a 16.5% and 23.8% increase in HSG revenue from the three and nine months ended September 30, 2005. Since we acquired ComGlobal in April 2005, revenue for the nine months ended September30, 2006 includes an additional three months of ComGlobal revenue compared to the nine months ended September 30, 2005. HSG organic revenue growth was 16.5% and 10.8% for the three and nine months ended September 30, 2006, respectively. Our improved organic revenue growth has resulted primarily from increased security services provided to MDA, including services being provided under a new MDA prime contract in Huntsville, Alabama and a new prime contract awarded in July 2006 by the Defense Advanced Research Project Agency (“DARPA”) to support its Security and Intelligence Directorate. In addition, we provided increased independent verification and validation services in support of launches of expendable launch vehicles by the United States Air Force and NRO.

SEG provided $9.7 million, or 24%, of our revenue for the three months ended September 30, 2006 and $30.4 million, or 27%, of our revenue for the nine months ended September 30, 2006. SEG revenue decreased approximately 7.0% and 6.4% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in the prior year. This decrease is attributable to the continuing planned step-down of our Microgravity Research and Development Research Development and Operations subcontract (“MRDOC”) which we expect to be completed before the end of 2006.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2006 was $31.7 million, an increase of $2.3 million, or 7.7%, from the same period in the prior year. Cost of revenue for the nine months ended September 30, 2006 was $91.2 million, an increase of $11.0 million, or 13.7%, from the same period in the prior year. Cost of revenue, as a percentage of revenue, for the three months ended September 30, 2006 was 79.1%, compared to 80.6% for the same period in the prior year. Cost of revenue, as a percentage of revenue, for the nine months ended September 30, 2006 decreased to 80.3%, compared to 80.5% for the same period in the prior year. Improved billing rates on certain key contracts allowed us to improve revenue on those contracts without a corresponding increase in cost, thus reducing the ratio of cost of revenue to revenue.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the three months ended September 30, 2006 was $4.2 million, an increase of $ 0.4 million, or 11.4%, from the same period in the prior year. SG&A expense for the nine months ended September 30, 2006 was $11.1 million, an increase of $1.5 million, or 15.3%, from the same period in the prior year. SG&A, as a percentage of revenue, was 10.5% and 9.8% for the three and nine months ended September 30, 2006 compared to 10.4% and 9.7% for the same periods in the prior year. The slight increases in SG&A as a percentage of revenue were primarily due to increased expenses related to marketing and business development activities. In addition, we incurred approximately $300,000 related to executive severance and a facilities consolidation during the three months ended September 30, 2006, and legal expenses of $200,000 recorded in connection with the Altus Associates judgment in June 2006. For more information, see Note 13 to the Consolidated Financial Statements.

Depreciation Expense and Amortization of Intangible Assets

Depreciation expense and intangible amortization expense for the three and nine months ended September 30, 2006 was $1.1 million and $3.3 million, respectively. This was a decrease of $0.1 million and an increase of $0.4 million when compared to the same periods in 2005. The nine month increase resulted primarily from the fixed assets and identifiable intangible assets we acquired in connection with the ComGlobal acquisition in April 2005.

Operating Income

Operating income for the three months and nine months ended September 30, 2006 was $3.1 million and $7.9 million, respectively. The operating income for the three and nine months ended September 30, 2005 were $2.1 million and $6.8 million, respectively. These increases primarily resulted from improved billing rates on key contracts and leveraging infrastructure costs over an expanding new contract base.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA, as defined below, for the three months ended September 30, 2006 was $4.2 million after adding depreciation of $0.2 million and amortization of $0.8 million to operating income of $3.1 million. This was an increase of $0.9 million, or 27.1%, from the same period in the prior year. For the three months ended September 30, 2006, EBITDA, as a percentage of revenue, was 10.4% compared to 9.0% for the same period in the prior year. This increase is primarily a result of improved billing rates on key contracts and leveraging infrastructure costs over an expanding new contract base.

EBITDA for the nine months ended September 30, 2006 was $11.2 million after adding depreciation of $0.7 million and amortization of $2.6 million to operating income of $7.9 million. This was an increase of $1.4 million, or 14.4%, from the same period in the prior year. For the nine months ended September 30, 2006, EBITDA, as a percentage of revenue, was 9.9% compared to 9.8% for the same period in the prior year.

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

EBITDA consists of earnings before net interest expense, income taxes, depreciation and amortization. EBITDA is not a term defined by generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies. However, management believes that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance.

The following table shows the reconciliation of operating income to EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Revenue	$40,117,400	$36,533,300	9.8%	$113,555,700	$99,661,900	13.9%
Operating income	3,102,000	2,079,800	49.1%	7,879,200	6,827,800	15.4%
Operating margin	7.7%	5.7%		6.9%	6.9%
Amortization	848,300	960,700		2,615,200	2, 440,300
Depreciation	230,300	249,900		714,400	526,300

EBITDA	$4,180,600	$3,290,400	27.1%	$11,208,800	$9,794,400	14.4%

EBITDA margin	10.4%	9.0%		9.9%	9.8%

Interest Expense

Interest expense for the three months ended September 30, 2006 and 2005 was $1.0 million. Interest expense for the nine months ended September 30, 2006 was $3.4 million, an increase of $0.6 million, or 21.7%, from the same period in the prior year. Interest expense increased for the nine-month period primarily due to the increased borrowings on our revolving line of credit in April 2005 to fund a portion of the ComGlobal purchase price.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2006 was $1.0 million, an increase of $0.2 million, or 30.0%, from the same period in the prior year. This increase is due to the increase in operating income for the quarter. The provision for income taxes for the nine months ended September 30, 2006 was $2.0 million, a decrease of $0.7 million, or 24.7%, from the same period in the prior year. This year-to-date decrease results primarily from a reduction in our effective state tax rate and the cumulative effect of applying this lower rate to our deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to acquire capital assets, to pay the interest on borrowings under our credit facility, to make quarterly dividend payments on our convertible preferred stock and to make selective strategic acquisitions.

Cash Flow

For the nine months ended September 30, 2006, net cash provided by operating activities was $13.1 million, compared to $6.1 million for the same period in the prior year. This increase in cash flow from operations was primarily the result of improved net income and a decrease in accounts receivable days sales outstanding to 58 days, from approximately 60 days for the first nine months of 2005. We bill most of our clients the month after services have been rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner and our ability to manage our vendor payments. We use days sales outstanding, or DSO, to measure how efficiently we manage the billing and collection of our accounts receivable.

Cash provided by investing activities was $0.2 million for the nine months ended September 30, 2006, compared to $46.5 million used in investing activities for the same period in the prior year. Our investing cash flow activity is affected primarily by our purchase of property and equipment. We acquired approximately $0.4 million of property and equipment during the nine months ended September 30, 2006. This was offset by approximately $0.5 million we received associated with the sale of property held for sale and $0.1 million proceeds we received from the sale of SyCom. During the nine months ended September 30, 2005, we used $46.3 million to acquire ComGlobal.

Cash used in financing activities was $14.1 million for the nine months ended September 30, 2006, compared to $40.5 million of cash provided by financing activities for the same period in the prior year. During the first nine months of 2006, we have repaid $11.8 million of our revolving line of credit. In contrast, we used a combination of $25 million of preferred stock and $22 million of senior bank debt to complete the acquisition of ComGlobal in April 2005.

Credit Facility and Borrowing Capacity

We have a long-standing relationship with Bank of America, N.A. (“the Bank”). Part of our relationship with the Bank includes a $40.0 million revolving line of credit (“the Credit Facility”) used for senior acquisition financing and working capital requirements. The Credit Facility has a maturity date of May 31, 2008. Interest on the Credit Facility is at the LIBOR Rate plus an applicable margin as specified in the Credit Facility. As of September 30, 2006, the outstanding balance of the Credit Facility was $15.8 million. The interest rate at September 30, 2006 was 8.3%. Borrowing availability under our Credit Facility is determined in relation to our outstanding accounts receivable balance. Available borrowing capacity on our Credit Facility at September 30, 2006 was approximately $1.6 million. On November 13, 2006, we amended and restated the Credit Facility to eliminate the accounts receivable borrowing base limitations. The amended Credit Facility now allows for borrowings up to two times Senior Funded Debt to EBITDA as defined in the agreement.

As of September 30, 2006, the Credit Facility was subject to a borrowing base determined based on our outstanding accounts receivable balance and certain financial covenants setting forth maximum ratios for total funded debt to EBITDA and minimum ratios for fixed charge coverage. As of September 30, 2006, we were in compliance with these covenants. The Credit Facility also restricts our ability to dispose of properties, incur additional indebtedness, pay dividends (except to holders of the Series A and Series B Preferred Stock) or other distributions, create liens on assets, enter into certain leaseback transactions, make investments, loans or advances, engage in mergers or consolidations, and engage in transactions with affiliates. All assets of our business generally secure the Credit Facility.

Guarantees and Commitments

On November 2, 2001, we issued promissory notes to certain Sellers (see Note 11) totaling approximately $0.8 million with a five-year term, bearing interest at 6%. As of September 30, 2006, the outstanding balance of the promissory notes was approximately $44,000.

        In the event the Company’s appeal in the Altus Associates judgment is unsuccessful, the Company would be required to pay a total of approximately $1.1 million to Altus to settle this judgment against the Company (see Note 13). While there can be no assurance, management currently believes this amount can be paid without materially impacting the Company’s liquidity or cash flows.

In February 2006, we entered into a lease agreement, considered an operating lease, for approximately 7,000 square feet to be used as our new Chantilly, Virginia regional office. The lease commenced on February 1, 2006 and has a term of five years with one optional renewal period of five years. Future minimum lease payments over the five-year lease term will be approximately $0.8 million.

In September 2006, the Company entered into a lease agreement, considered an operating lease, with a property management company to lease approximately 13,456 square feet of office space to be used as the Company’s Denver regional office. The lease shall commence no later than February 1, 2007 and the initial term of the lease is five years four months. The Company expects to take occupancy of the facility in February 2007. Future minimum lease payments over the five year and four month lease term will aggregate approximately $1.1 million.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. We did not include amounts already recorded on our balance sheet as liabilities at September 30, 2006.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 – 5 years	More than 5 years
Operating Lease Obligations, net	$9,388,500	$2,314,300	$3,638,000	$2,301,600	$1,134,600

Capital Leases	863,000	20,400	311,000	398,700	132,900

Total Contractual Obligations	$10,251,500	$2,334,700	$3,949,000	$2,700,300	$1,267,500

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, also supervised and participated in an evaluation of any changes in internal controls over financial reporting that occurred during the last fiscal quarter. That evaluation did not identify any changes to the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2006, the Board of Directors authorized the repurchase of up to $1 million of our common stock. The repurchase plan was approved, and announced, on June 15, 2006 and expires on December 31, 2007. The total number of shares repurchased through September 30, 2006 under the plan was 59,500 at an aggregated cost of $136,077.

The following table provides the information related to our repurchase of common stock starting July 2006.

Period	Total Number of shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
June 1 to June 30, 2006	—	—	—	$1,000,000
July 1 to July 31, 2006	6,500	$2.35	6,500	$984,400
August 1 to August 31, 2006	17,200	$2.35	17,200	$943,100
September 1 to September 30, 2006	35,800	$2.17	35,800	$863,900

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In July 2006, the Company was awarded a $64.9 million contract for security and intelligence directorate support services for the Defense Advanced Research Project Agency (the “DARPA Contract”). Analex commenced performance under the DARPA Contract on July 27, 2006. Two of the unsuccessful offerors in this solicitation protested the DARPA Contract award to the Government Accountability Office (“GAO”). The Company was notified on October 30, 2006, that the GAO denied both protests. Therefore, the Company expects to continue its performance under the DARPA Contract.

On September 7, 2006, the Compensation Committee approved an increase in the compensation of C. Wayne Grubbs, Senior Vice President and Chief Financial Officer. Mr. Grubbs’ annual base salary was increased from $250,000 to $270,000, effective October 1, 2006. In addition, his target incentive bonus was increased from $100,000 to $115,000.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Title

10.1	Form of Indemnification Agreement (incorporated by reference to the Form 8-K dated August 29, 2006, filed with the Commission on September 1, 2006).

10.2	Second Amendment to the Amended and Restated Credit Agreement by and among Analex Corporation, Subsidiaries of Analex Corporation and Bank of America, N.A., dated November 13, 2006.

10.3	Third Amendment and Restated Continuing and Unconditional Guaranty between Bank of America, N.A. and subsidiaries of Analex Corporation, dated November 13, 2006.

10.4	Second Amendment to Amended and Restate Revolving Credit Facility Note executed by Analex Corporation in favor of Bank of America, N.A., dated November 13, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: November 14, 2006

Analex Corporation

(Registrant)

By:	/s/ Sterling E. Phillips, Jr.	By:	/s/ C. Wayne Grubbs
	Sterling E. Phillips, Jr.		C. Wayne Grubbs
	Chairman and Chief Executive Officer (Principal Executive Officer)		Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)